Form 10-Q
period 2007-03-31
MxEnergy Holdings Inc
filed 2007-06-14
CIK 1375814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-138425

MxEnergy Holdings Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2930908
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

595 Summer Street, Suite 300	06901
Stamford, Connecticut	(Zip Code)
(Address of Principal Executive Offices)

(203) 356-1318

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 13, 2007, there were 3,404,217 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: None

Cautionary Note Regarding Forward-Looking Statements

Some statements in this Quarterly Report are known as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements may relate to, among other things:

•                  future performance generally;

•                  our business goals, strategy, plans, objectives and intentions;

•                  our integration of the assets of Shell Energy Services Company, L.L.C. post-acquisition;

•                  expectations concerning future operations, margins, profitability, attrition, bad debt, interest rates, liquidity and capital resources; and

•                  expectations regarding the effectiveness of our hedging practices and the performance of suppliers, pipelines and transmission companies, storage operators, independent system operators, and other counterparties supplying, transporting, and storing physical commodity.

These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission, or the SEC,  on April 20, 2007 and elsewhere in this Quarterly Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

i

Item 1. Financial Statements

MxEnergy Holdings Inc.

Condensed Consolidated Balance Sheets as of March 31, 2007 and 2006 and June 30, 2006

(Dollars in thousands)

(Unaudited, see Note 1)

	March 31,		June 30,
	2007	2006	2006
Assets
Current assets:
Cash	$82,330	$208	$6,093
Restricted cash and short term investments	325	5,865	427
Accounts receivable, net of allowance for doubtful accounts of $5,563, $2,394 and 3,285, respectively	130,856	76,937	31,575
Inventories	20,678	6,083	18,499
Current portion of unrealized gains from risk management activities	201	19,216	1,664
Income taxes receivable	—	—	5,535
Deferred income taxes	7,066	—	1,046
Other current assets	4,556	3,365	2,678
Margin deposit on hedge facility	25,000	—	—
Total current assets	271,012	111,674	67,517
Customer acquisition costs, net of accumulated amortization of $34,853, $17,435 and $19,173, respectively	44,404	11,541	10,822
Fixed assets, net	18,513	7,435	8,637
Unrealized gains from risk management activities	4	1,453	1,272
Deferred income taxes	11,383	2,861	3,395
Deposit on SESCo asset purchase agreement and other capitalized costs	—	—	3,348
Other assets, net	8,432	2,012	2,978
Total assets	$353,748	$136,976	$97,969
Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$51,939	$15,200	$14,898
Accrued commodity purchases	33,627	25,254	14,544
Current portion of unrealized losses from risk management activities	10,505	306	452
Loans payable	—	9,000	—
Deferred income taxes	—	6,530	—
Total current liabilities	96,071	56,290	29,894
Unrealized losses from risk management activities	7,666	249	3,325
Long-term debt, net	185,181	—	—
Total liabilities	288,918	56,539	33,219

Redeemable convertible preferred stock ($31 million redemption value)	29,357	29,357	29,357
Commitments	—	—	—

Stockholders’ equity:
Common stock, par value $0.01, 10,000,000 shares authorized; 3,394,489, 3,379,197 and 3,388,815 shares issued and outstanding, respectively	34	34	34
Additional paid-in capital	21,494	18,025	17,355
Unearned stock compensation	(51)	(166)	(115)
Accumulated other comprehensive loss	(12)	(17)	(40)
Retained earnings	14,008	33,204	18,159
Total stockholders’ equity	35,473	51,080	35,393
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$353,748	$136,976	$97,969

See accompanying notes.

MxEnergy Holdings Inc.

Condensed Consolidated Statements of Operations

For The Three Months Ended March 31, 2007 and 2006

(Dollars in thousands)

(Unaudited)

	2007	2006
Sales of natural gas and electricity	$311,057	$156,252
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	238,593	154,253
Realized losses (gains) from risk management activities	7,220	(20,464)
Unrealized (gains) losses from risk management activities	(28,927)	89,306
	216,886	223,095
Gross profit (loss)	94,171	(66,843)
Operating expenses:
General and administrative expenses	16,183	6,905
Advertising and marketing expenses	1,096	516
Reserves and discounts	2,402	1,110
Depreciation and amortization	8,722	1,854
Total operating expenses	28,403	10,385
Operating profit (loss)	65,768	(77,228)
Interest expense—net of interest income of $702 and $260, respectively	9,823	952
Income (loss) before income tax (expense) benefit	55,945	(78,180)
Income tax (expense) benefit	(21,357)	31,875
Net income (loss)	$34,588	$(46,305)

See accompanying notes.

MxEnergy Holdings Inc.

Condensed Consolidated Statements of Operations

For The Nine Months Ended March 31, 2007 and 2006

(Dollars in thousands)

(Unaudited)

	2007	2006
Sales of natural gas and electricity	$592,289	$306,035
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	461,420	347,356
Realized losses (gains) from risk management activities	26,253	(86,188)
Unrealized losses from risk management activities	12,989	57,571
	500,662	318,739
Gross profit (loss)	91,627	(12,704)
Operating expenses:
General and administrative expenses	41,980	16,646
Advertising and marketing expenses	3,942	1,510
Reserves and discounts	3,883	2,129
Depreciation and amortization	21,398	6,067
Total operating expenses	71,203	26,352
Operating profit (loss)	20,424	(39,056)
Interest expense—net of interest income of $1,838 and $912, respectively	27,163	2,277
Loss before income tax benefit	(6,739)	(41,333)
Income tax benefit	2,588	16,595
Net loss	$(4,151)	$(24,738)

See accompanying notes.

MxEnergy Holdings Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For The Nine Months Ended March 31, 2007 and 2006

(Dollars in thousands)

(Unaudited)

	Common Stock Par Value	Additional Paid-in Capital	Unearned Stock Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at June 30, 2005	$33	$18,114	$(165)	$(4)	$57,942	$75,920
Issuance of common stock	1	61	—	—	—	62
Unamortized stock compensation	—	1,355	(1,355)	—	—	—
Purchase and cancellation of treasury shares	—	(1,505)	—	—	—	(1,505)
Amortization of stock compensation	—	—	1,354	—	—	1,354
Comprehensive income:
Net loss	—	—	—	—	(24,738)	(24,738)
Foreign currency translation	—	—	—	(13)	—	(13)
Comprehensive loss						(24,751)
Balance at March 31, 2006	$34	$18,025	$(166)	$(17)	$33,204	$51,080

	Common Stock Par Value	Additional Paid-in Capital	Unearned Stock Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at June 30, 2006	$34	$17,355	$(115)	$(40)	$18,159	$35,393
Unamortized stock compensation	—	3,017	(3,017)	—	—	—
Purchase and cancellation of treasury shares	—	(173)	—	—	—	(173)
Stock compensation expense	—	1,295	—	—	—	1,295
Amortization of stock compensation	—	—	3,081	—	—	3,081
Comprehensive loss:
Net loss	—	—	—	—	(4,151)	(4,151)
Foreign currency translation	—	—	—	28	—	28
Comprehensive loss						(4,123)
Balance at March 31, 2007	$34	$21,494	$(51)	$(12)	$14,008	$35,473

See accompanying notes.

MxEnergy Holdings Inc.

Condensed Consolidated Statements of Cash Flows

For The Nine Months Ended March 31, 2007 and 2006

(Dollars in thousands)

(Unaudited)

	2007	2006
Operating activities
Net loss	$(4,151)	$(24,738)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Unrealized losses from risk management activities	12,989	57,571
Stock compensation expense	4,376	1,353
Depreciation and amortization	21,398	6,067
Deferred tax benefit	(14,008)	(25,536)
Unrealized losses on interest rate swaps and amortization of deferred financing fees	7,295	255
Changes in assets and liabilities, net of effects of acquisition:
Net inflow in restricted cash and short term investments	102	1,515
Accounts receivable	(82,226)	(60,395)
Inventories	34,157	11,762
Income taxes receivable	5,535	—
Margin deposit on hedge facility	(25,000)	—
Option premiums	1,834	—
Other assets	14,905	953
Accounts payable and accrued expenses	53,118	4,185
Net cash provided by (used in) operating activities	30,324	(27,008)

Investing activities
Purchase of assets of Shell Energy Services Company L.L.C. (“SESCo”)	(126,044)	—
Deposit on SESCo asset purchase agreement and other capitalized costs	3,348	—
Purchase of customer portfolio from Castle Power LLC	—	(3,040)
Customer acquisition costs	(4,913)	(5,286)
Purchases of fixed assets	(1,527)	(4,266)
Net cash used in investing activities	(129,136)	(12,592)

Financing activities
Proceeds from loans	6,000	210,123
Repayments of loans	(6,000)	(217,502)
Debt financing costs	(9,345)	—
Repayments of long term debt	—	(5,000)
Proceeds from Sowood credit facility	23,040	—
Repayment of Sowood credit facility	(12,000)	—
Proceeds from bridge loan	190,000	—
Repayment of bridge loan	(190,000)	—
Proceeds from senior notes	185,250	—
Repurchase of senior notes	(11,723)	—
Issuance of common stock and exercise of warrants	—	62
Purchase of common stock for cancellation	(173)	(1,505)
Net cash provided by (used in) financing activities	175,049	(13,822)
Net increase (decrease) in cash	76,237	(53,422)
Cash at beginning of period	6,093	53,630
Cash at end of period	$82,330	$208

See accompanying notes.

MxEnergy Holdings Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited, except for disclosures as of June 30, 2006, see Note 2)

1.             Organization and Business

MxEnergy Holdings Inc. (“Holdings”) was incorporated on January 24, 2005 as a Delaware corporation. Holdings was formed as part of a corporate reorganization which was completed in the year ended June 30, 2005. The two principal operating subsidiaries of Holdings are MxEnergy Inc. and MxEnergy Electric Inc. which are engaged in the marketing and supply of natural gas and electricity, respectively. Holdings and all operating and holding subsidiaries (collectively, the “Company”) operate in 30 market areas located in 12 states and the Provinces of Ontario and British Columbia in Canada.

As part of the reorganization, the common and preferred stockholders of MxEnergy Inc. became stockholders of Holdings on a one-for-one basis. The purpose of the reorganization was to split the gas and electric businesses into separate entities. Since all transactions were between entities under common control, there was no accounting impact as a result of the reorganization.

2.             Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying financial statements include all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. Operating results for the three and nine months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending June 30, 2007. Our business is subject to substantial seasonal variations. Natural gas accounts for 98% of our total annual sales which exposes us to a high degree of seasonality in our cash flows and operating results throughout our fiscal year. We utilize a considerable amount of cash from operations and borrowings under our revolving credit facility to fund working capital, primarily inventory purchases, during the months of April through October each calendar year (primarily our last and first fiscal quarters) and accounts receivable in our second and third fiscal quarters. We sell the majority of our natural gas during the months of November through March of each calendar year (primarily our second and third fiscal quarters). We expect the significant seasonality impacts to our cash flows and earnings will continue during fiscal 2007. For further information, see the consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-4 as filed with the Securities and Exchange Commission  (the “SEC”) on April 20, 2007 and elsewhere in this Quarterly Report.

The condensed consolidated balance sheet at June 30, 2006 has been derived from our audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Revenues

Revenues from the sale of natural gas and electricity are recognized in the period in which the commodity is consumed by customers or, in certain circumstances, when title passes upon delivery to the local distribution company (“LDC”). The Company performs an annual revenue reconciliation for the LDCs through which MXenergy records revenue when title of the natural gas passes to the LDC. The Company recorded an increase to operating results of $6.4 million during the three and nine months ended March 31, 2007 in connection with the annual revenue reconciliation performed for the LDCs through which the Company records revenue when title of the natural gas passes to the LDC. Sales of natural gas and electricity are generally billed by the LDC, acting as the Company’s agent, on a monthly cycle basis. The billing cycles for customers do not coincide with the accounting periods used for financial reporting purposes. The Company follows the accrual method of accounting for revenues whereby revenues applicable to gas and electricity consumed by customers, but not yet billed under the cycle billing method, are estimated and accrued along with the related costs, and included in operations. Such estimates are refined in subsequent periods upon obtaining final information from the LDC. Any change in estimates is reflected in operations in the period determined. Transportation and storage costs are included as a component of cost of goods sold. Unbilled accounts receivable were approximately $36.2 million, $4.7 million and $20.3 million at March 31, 2007, June 30, 2006 and March 31, 2006, respectively. Revenues from the sale of natural gas and electricity are reflected net of any applicable sales tax.

Inventories

Inventories consist of natural gas held by third parties on the Company’s behalf and are valued at the lower of cost or market on a weighted-average cost basis.

Concentration of Credit Risk

Prior to August 1, 2006, the Company, through its Energy Marketing Agreement (the “EMA”) with Virginia Power Energy Marketing, Inc. (“VPEM”) engaged in transactions with VPEM for the purchase of derivative instruments and physical natural gas purchases. With limited exceptions, the EMA was exclusive and, as a result, predominantly all of the Company’s transactions were with VPEM. The Company was party to a master netting agreement which mitigated the exposure to credit risk as the Company had borrowings from VPEM under the Agreement (see Note 4).

On August 1, 2006, the Company entered into a committed exclusive hedge facility (the “Hedge Facility”) with Société Générale.

The Hedge Facility has an initial term of two years with subsequent one-year renewal terms. The Hedge Facility provides the Company with the ability to enter into NYMEX natural gas and natural gas basis swaps for a tenor of up to 39 months. Fees under the Hedge Facility include an annual management fee, a volumetric fee based on the tenor of the swap and fees to allow Société Générale to hedge its potential risks arising from material declines of natural gas market prices based on the Company’s overall hedge position with them. All such fees are charged to interest expense.

The Hedge Facility is secured by a first lien on customer contracts and a second lien on substantially all other assets of the Company. In addition, the Company provided a total of $25 million as cash collateral for potential negative mark-to-market changes in the value of the forward hedge position. Within the defined volumetric limits of the Hedge Facility, the Company will not be required to post additional collateral beyond the initial margin requirements. In April 2007, the Company replaced the $25 million of collateral with a letter of credit.

In connection with entering into the Hedge Facility, the Company no longer purchases derivative instruments under the EMA.

Customer Acquisition Costs

Customer acquisition costs represent the purchase price of customer contracts acquired from independent third parties and through bulk acquisitions. These costs are capitalized and generally amortized over an estimated three year average life of a customer. In addition, beginning July 1, 2005 direct response advertising costs which consist primarily of hourly-based telemarketing costs associated with proven customer generation, are capitalized and amortized over the estimated average life of a customer in accordance with the provisions of Statement of Position No. 93-7 “Reporting on Advertising Costs.” Net direct response advertising costs included in customer acquisition costs at March 31, 2007, March 31, 2006 and June 30, 2006 were approximately $8.6 million, $2.7 million and $$4.1 million, respectively. All costs associated with servicing and maintaining customer accounts are expensed as incurred. Amortization expense relating to capitalized customer acquisition costs for the three months ended March 31, 2007 and 2006 was $6.5 million and $1.6 million, respectively and  $15.7 million and $4.2 million, for the nine months ended March 31, 2007 and 2006, respectively.

Income Taxes

Income tax expense or benefit for the three and nine month periods ended March 31, 2007 and 2006 is recorded based on estimates of the Company’s estimated consolidated effective tax rate for the years ending June 30, 2007 and 2006, respectively. The Company’s estimated consolidated effective tax rate for the three and nine months ended March 31, 2007 decreased from the same periods in the prior year as a result of a decrease in the Company’s effective state tax rate in connection with the acquisition of the assets of Shell Energy Services Company, L.L.C. (“SESCo”).

Stock-Based Compensation

The Company currently has three stock-based compensation plans in effect, under which warrants and options have been issued to employees, non-employees and directors. In December 2004, the FASB issued Statement on Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and the measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide services in exchange for the award (i.e., the vesting period). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. The Company adopted SFAS No. 123R on July 1, 2006. As the Company historically utilized the minimum value method for pro forma disclosures under the original provisions of SFAS No. 123, it was required to adopt the provisions of SFAS No. 123R using the prospective method. Under the prospective method, the Company will continue to account for non-vested awards outstanding at the date of adoption of SFAS No. 123R in the same manner as they had been accounted for prior to adoption for financial statement recognition purposes (see further discussion below). All awards granted, modified or settled after the adoption will be accounted for using the measurement, recognition and attribution provisions of SFAS No. 123R. The adoption of SFAS No. 123R did not have any financial impact on the Company’s financial position, results of operations or cash flows for all awards granted prior to June 30, 2006.

The Company has elected to follow APB No. 25 and related interpretations, in accounting for all stock options and warrants (“awards”) granted to employees, rather than the alternative fair value method allowed under SFAS No. 123 for all awards granted prior to June 30, 2006. APB No. 25 provides that compensation expense relative to the Company’s employee stock and stock option grants be measured based on the intrinsic value of the stock or stock option at the date of grant.

The Company follows SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” for all awards granted to non-employees prior to June 30, 2006. The Company uses the Black-Scholes-Merton option-pricing model for estimating the fair value of non-employee grants. The Black-Scholes-Merton option-pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected price volatility. Because the Company’s stock options and warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

The Company has issued warrants to purchase the common stock of the Company to certain employees which permit the employee to exercise such warrant for cash or by withholding from shares that would otherwise be issued upon exercise of the warrant that number of shares having a fair market value equal to the warrant exercise to allow a cashless exercise of the warrant.

As a result of such feature, a presumption exists that an employee will elect the cashless exercise and therefore such warrants are accounted for using variable plan accounting. Under variable plan accounting, compensation cost is measured as the amount by which the estimated fair value of the shares of the Company’s common stock covered by such warrants exceeds the exercise price of the warrant. Prior to June 30, 2006, the Company estimated the fair value of its common stock using an internally developed pricing model validated by external transactions in the Company’s common stock. At June 30, 2006, the Company obtained a valuation of its common stock from an independent valuation services firm. At March 31, 2007, the Company utilized a valuation model validated by an independent valuation services firm to value its common stock. Compensation cost is accrued as a charge to expense over the vesting period of such warrants using the accelerated expense attribution method under Financial Accounting Standards Board (“FASB”) Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Changes, either increases or decreases, in the estimated fair value of the Company’s common stock between the date of grant and the exercise date result in a change in the measure of compensation for the award which is reflected in compensation expense in the period in which the changes in estimated fair value occur. Accrued compensation for an award that is forfeited or cancelled is adjusted by decreasing compensation expense in the period of forfeiture or cancellation. During the three months ended March 31, 2007 and 2006, compensation expense relating to such warrants amounted to $2.1 million ($1.3 million net of tax) and $0.8 million ($0.5 million net of tax), respectively, and $2.8 million ($1.7 million net of tax) and $1.4 million ($0.8 million net of tax) during the nine months ended March 31, 2007 and 2006, respectively.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN No. 48 is effective for the Company on July 1, 2007. The Company has not yet determined the impact of adopting FIN No. 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (i.e. the Company’s fiscal year ended June 30, 2009). Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company has not yet determined the impact of adopting SFAS No. 157 on its consolidated financial statements.

3.             Acquisitions

On November 1, 2005, the Company acquired certain natural gas customer contracts of Castle Power LLC (“Castle”). Castle marketed natural gas to small and mid-market commercial customers in New York and New Jersey. Castle served approximately 2,200 customers in five markets. The acquisition was accounted for as a purchase of intangible assets. The Company assumed the obligations to serve certain fixed-priced customers under contracts that extended to December 2006 and that were at below-market prices as of the acquisition date, which liability was estimated to be $3.6 million. Such amount was adjusted through cost of natural gas and electricity sold as the Company made deliveries under such contracts. As of March 31, 2007,  June 30, 2006 and March 31, 2006, the carrying value of the contract liability was approximately $0,  $0.4 million and $0.5 million, respectively. The liability assumed by the Company represents the initial cost of the customer contracts acquired and was capitalized as customer acquisition costs and is being amortized over an estimated two-year life. In addition, a fee of $0.07 per MMBtu will be paid to Castle over a four-year term from the date of acquisition upon continued Castle account executive assistance, revenue generation and collection from the acquired customers (“Contingent Consideration”). The Contingent Consideration is payable on a quarterly basis in arrears and will be payable for volumes consumed and paid for on certain customer contracts acquired. The payment is determined at the end of each quarter and capitalized as part of customer acquisition costs and amortized over the remaining customer life. As of March 31, 2007, June 30, 2006 and March 31, 2006, Contingent Consideration payable to Castle was approximately $101,000, $130,000 and $100,000, respectively. No cash or other working capital assets were acquired as part of the acquisition. The results of operations associated with the customers acquired from Castle are included in the Company’s operating results from the date of acquisition.

On May 12, 2006, the Company entered into an Asset Purchase Agreement (the “APA”) with SESCo pursuant to which the Company agreed to purchase substantially all of the assets of SESCo (the “Acquisition”). SESCo, a wholly owned subsidiary of Shell Oil Company, is a retail energy marketer that serves residential and small to mid-market commercial customers in Georgia and Ohio. The Acquisition added approximately 315,000 residential customer equivalents (“RCEs,” each reflecting 100 MMBtus of annual natural gas consumption) and Georgia to the list of states in which the Company operates. As of June 30, 2006, the Company had deposited $3 million in escrow relating to the purchase and had capitalized approximately $0.3 million of costs directly related to the Acquisition. On August 1, 2006, the Company consummated the Acquisition for aggregate consideration of approximately $125.5 million with the proceeds of a bridge loan (see Note 4). During the three months ended December 31, 2006, the Company paid an additional $0.5 million in connection with the Acquisition based on certain post-closing adjustments as defined in the APA, resulting in a total purchase price of $126.0 million. The Acquisition is being accounted for as a purchase business combination and the results of operations of SESCo are included in the Company’s operating results beginning on August 1, 2006. The Acquisition was initially financed by utilizing the proceeds from a $190 million bridge loan which was repaid on August 4, 2006 from the proceeds received by the issuance of $190 million face amount of floating rate senior notes (see Note 4).

At August 1, 2006, the preliminary purchase price was initially allocated based upon the estimated fair value of the net assets acquired at the date of acquisition. The final allocations will be based on independent valuations that have not yet been completed and will be subject to change when the valuations are completed during fiscal year 2007. During the three months ended December 31, 2006 and March 31, 2007, the Company revised the initial purchase price allocation based on updating estimates of customer usage and re-evaluating the internal methodologies to value certain acquired assets, primarily the customer contract assets acquired. Included in the revised purchase price allocation as of December 31, 2006 and March 31, 2007 are approximately $6.4 million and $2.2 million of negative goodwill, respectively, which has been allocated on a pro rata basis to decrease the fair value of fixed assets and customer acquisition costs acquired. The following table presents the initial and revised allocations of purchase price (in thousands):

	Initial Allocation	December 31, 2006 Allocation	March 31, 2007 Allocation
Accounts receivable	$16,392	$17,055	$17,055
Inventory	33,501	36,336	36,336
Prepaid peaking service	—	2,652	2,652
Fixed assets	15,000	13,058	14,076
Customer acquisition costs	56,381	41,141	44,350
Customer contract assets	6,306	16,947	14,619
Customer contract liabilities	(2,050)	(1,145)	(3,044)

Total	$125,530	$126,044	$126,044

The customer acquisition costs are being amortized over an estimated three-year average life of a customer.

The following unaudited pro forma financial information assumes the Acquisition had occurred on July 1, 2005 with respect to the three and nine months ended March 31, 2006 and July 1, 2006 with respect to the nine months ended March 31, 2007. The pro forma information is not necessarily indicative of the results that would have been obtained had the Acquisition occurred on such dates nor is it necessarily indicative of future results (in thousands):

	Three months ended March 31, 2007	Three months ended March 31, 2006
Sales of natural gas and electricity	N/A	$441,910
Net loss	N/A	$(48,925)

	Nine months ended March 31, 2007	Nine months ended March 31, 2006
Sales of natural gas and electricity	$608,489	$889,731
Net loss	$(767)	$(36,384)

SESCo’s operating activities included Percent of Income Payment Plan (“PIPP”) accounts for the three and nine months ended March 31, 2006. The PIPP account contract expired on March 31, 2006 and is not expected to recur. SESCo’s PIPP accounts represented approximately $74.6 million and $117.8 million of sales and $1.2 million and $1.9 million of net income for three and nine months ended March 31, 2006, respectively. We did not acquire any PIPP accounts in connection with the Acquisition. In addition, we did not acquire from SESCo any contracts which terminated or expired between March 31, 2006 and August 1, 2006.

In August 2006, the Company approved and announced to employees a plan to move certain of its operations to Houston, Texas in connection with the Acquisition. The terms of the rationalization plan, which are specific to each employee affected, include various employee benefit cost components such as severance, retention bonuses and reimbursement of relocation costs. Certain of the employee benefit costs are contingent on future events, such as continued employment during defined transition periods. The Company estimates the maximum rationalization charges for the plan, all of which relate to employee severance and benefits, will amount to approximately $1.5 million. The Company recorded rationalization charges of $0.3 million and paid rationalization charges of $0.4 million during the three months ended March 31, 2007 and $1.3 million and $0.7 million, respectively, during the nine months ended March 31, 2007. The Company expects to record $0.1 million and $0.1 million of rationalization charges during the remainder of fiscal year 2007 and fiscal year 2008, respectively. The Company expects to pay $0.1 million and $0.7 million of such employee severance and benefits during the remainder of fiscal year  2007 and fiscal year 2008, respectively. All rationalization charges have been recorded to general and administrative expenses in the condensed consolidated statement of operations.

4.             Loans Payable and Long Term Debt

Bridge Loan

On May 12, 2006, in conjunction with the execution of the APA, the Company entered into a bridge loan commitment letter with two investment banks to provide up to $200 million in bridge loans (the “Bridge Loan”) to finance the Acquisition. On August 1, 2006, the Company utilized $190 million of the Bridge Loan to finance the Acquisition. Fees and interest associated with the Bridge Loan approximated $0.8 million. On August 4, 2006, the Company repaid the $190 million Bridge Loan from the issuance of $190 million aggregate principal amount of Floating Rate Senior Notes due 2011 (the “Senior Notes”) and as a result the Company wrote-off the aforementioned costs as a charge to interest expense.

Senior Notes

On August 4, 2006, the Company issued $190 million aggregate principal amount of Senior Notes at 97.5% of par value. The Senior Notes mature on August 1, 2011 and bear interest at a rate equal to LIBOR plus 7.5% per annum. Interest is reset and payable semi-annually on February 1 and August 1 of each year. On or before August 1, 2009, upon an equity offering, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes at a price equal to 100% of the principal amount, plus a premium equal to the rate per annum on the Senior Notes outstanding on the date notice is given to redeem the Senior Notes and plus accrued and unpaid interest to the redemption date. If a change of control, as defined in the indenture governing the Senior Notes, were to occur, the Company would be obligated to make an offer to purchase the Senior Notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the date of purchase. If a change of control were to occur, the Company may not have the financial resources to repay all of its obligations under the Senior Notes.

On December 13, 2006, the Company purchased $12 million aggregate principal amount of Senior Notes outstanding, and paid accrued interest of approximately $600,000, from an existing bond holder at 92% of face value. The Company obtained the $11 million to re-purchase such Senior Notes from proceeds under its credit facility with Sowood Commodity Partners Fund LP (“Sowood”) (see Note 5). The purchase of the $12 million aggregate principal amount of Senior Notes resulted in the Company recording a gain on early extinguishment of debt of approximately $400,000, which is net of the write-off of approximately $600,000, relating to a pro rata portion of the original issue discount of 2.5% on the Senior Notes and unamortized debt issuance costs. The $400,000 was recorded as interest income and reported net of interest expense in the consolidated statement of operations for the nine months ended March 31, 2007.

Holdings is the issuer of the Senior Notes and has no significant independent operations. Holdings’ only significant assets and liabilities are the indirect ownership of the stock of MxEnergy Inc. and MxEnergy Electric Inc., the Senior Notes and related interest expense and interest rate swaps (see “Interest Rate Swaps”  below for more information). Each of Holdings’ domestic subsidiaries have jointly and severally, fully and unconditionally guaranteed the Senior Notes on a senior unsecured basis. Holdings has only one foreign subsidiary, which subsidiary is not material to the consolidated financial position or operations of the Company. On November 3, 2006, the Company filed with the SEC a Registration Statement on Form S-4 to register an exchange offer (the “Exchange Offer”) for $190 million aggregate principal amount of Senior Notes  not registered under the Securities Act of 1933, as amended (the “Securities Act”) with like principal amount of Senior Notes that have been registered under the Securities Act. On April 30, 2007, the Company’s Registration Statement on Form S-4 (as amended, the “Registration Statement”) was declared effective with the SEC and notice of the Exchange Offer was communicated to all existing bond holders. On May 30, 2007, the Company announced that it was indefinitely extending the expiration date of the Exchange Offer as a result of the Company’s restatement of its results as of December 31, 2006 and for the three and six months then ended. As the Company has not completed the Exchange Offer as of May 30, 2007, an interest penalty of 25 basis points, approximately $1,200 per day, is being assessed against the Company per the indenture governing the Senior Notes. The interest penalty will continue until the Company consummates the Exchange Offer.

Interest Rate Swaps

In August 2006, the Company entered into interest rate swaps to hedge the floating rate interest expense on the Senior Notes. The swaps are fixed-for-floating and settle against the six month LIBOR rate. The fixed rates under the swaps range from 5.68% to 5.72% per annum. The total notional amount of the interest rate swaps is $130 million with an average initial term of approximately four years. None of the interest rate swaps has been designated as a hedge under SFAS No. 133; accordingly, changes in the market value of the swaps have been and will continue to be charged to interest expense. The carrying value of the interest rate swaps at March 31, 2007 is approximately $(2.8) million and is included in unrealized losses from risk management activities on the condensed consolidated balance sheet.

Revolving Credit Facilities

Through December 2005, the EMA with VPEM provided, among other things, loans to the Company based on the level of its trade receivables and inventories. The terms of the loans varied but were generally due in either 60-day or 300-day increments for receivables and inventory. Inventory loans accrued interest at prime for the duration of the loan. Accounts receivable and extended invoice loans accrued interest at prime for the earlier of (i) 60 days or (ii) the margin withdrawal date; thereafter, the rate was prime plus 2% per annum.

In addition to the loans, the EMA provided for borrowings of up to $6,500,000 (including third party guarantees) which were payable upon expiration of the EMA and bore interest at a rate of 3% per annum. These funds were used as collateral for letters of credit or surety bonds issued to various utilities and regulatory agencies.

There were no borrowings under the EMA at March 31, 2007, June 30, 2006 and March 31, 2006. The loans and the borrowings under the EMA were secured by a first lien on substantially all assets of the Company.

Interest on borrowings under the EMA during the three and nine months ended March 31, 2006 totaled $0 and $1,514,000, respectively. There was no interest incurred under the EMA during the three and nine months ended March 31, 2007. Administrative fees and other volumetric based expenses were also incurred under the EMA.

In December 2005, the Company’s principal operating subsidiaries entered into a three-year committed credit agreement with a banking syndicate (the “Old Credit Agreement”). The Old Credit Agreement, which replaced the financing component of the EMA with VPEM, provided for revolving working capital borrowing or issuance of letters of credit up to $100 million. The availability of letters of credit and advances under the Old Credit Agreement were limited by a borrowing base consisting primarily of the Company’s unrestricted cash, accounts receivables and natural gas inventories. Letters of credit issued under the Old Credit Agreement were charged fees of 1.50% per annum, while loans bore interest at prime plus 0.375% per annum or at the Company’s option, LIBOR plus 1.625% per annum. Commitment fees were payable on the unused portion of the Old Credit Agreement  at 0.375% per annum. As of  March 31, 2007 and June 30, 2006, no amounts were outstanding under the Old Credit Agreement. As of March 31, 2006, $9.0 million was outstanding under the Old Credit Agreement.

In connection with the Acquisition, on August 1, 2006, the Company amended and restated its Old Credit Agreement (the “New Credit Agreement”). The New Credit Agreement provides up to $280 million (which may be increased to $400 million under certain circumstances) and is secured by a first priority lien on substantially all of the Company’s and its subsidiaries’ other existing and future assets and a second priority lien on customer contracts. Borrowings under the New Credit Agreement generally bear interest at a fluctuating rate based upon a base rate or a Eurodollar rate plus an applicable margin. The applicable margin for base rate loans ranges from 0.5% to 1.375% per annum and the applicable margin for Eurodollar loans ranges from 1.5% to 2.375% per annum. Letters of credit issued under the New Credit Agreement incur charges ranging from 1.375% to 2% per annum. All outstanding borrowings under the New Credit Agreement are due on December 19, 2008.

As of March 31, 2007, the Company had no amounts outstanding under the New Credit Agreement. As of March 31, 2007, the Company had $121.1 million in outstanding letters of credit issued under the New Credit Agreement which serve as collateral for the performance risk associated with future delivery of natural gas. Total availability under the New Credit Agreement as of March 31, 2007 was $90.2 million.

The New Credit Agreement contains customary covenants that restrict certain activities including, among others, limitation on capital expenditures, disposal of property and equipment, additional indebtedness, issuance of capital stock and dividend payments. Financial covenants under the New Credit Agreement include, among others, minimum tangible net worth, minimum working capital and interest coverage, each as defined in the New Credit Agreement, which was amended on April 6, 2007 to reflect changes in the financial thresholds of certain covenants. The New Credit Agreement also contains customary events of default. The Company is in compliance with the financial covenants under the New Credit Agreement at March 31, 2007.

5.             Transactions with Related Parties

Credit Agreements with Sowood

In July 2004, Lathi, LLC (“Lathi”), a significant stockholder of the Company, contributed its ownership interest and the financing agreements to Sowood. These financing agreements consisted of a $12 million line of credit negotiated in November 2003 and a $9 million term loan facility negotiated in March 2004. Draws under the line of credit bear interest at 9% per annum and are due May 14, 2009. Draws under the term loan facility bore interest at 14% per annum and matured on March 25, 2006.

In July 2006, the Company fully utilized its $12 million Sowood credit facility to secure letters of credit with pipelines and LDCs prior to closing the Acquisition. On August 1, 2006, the Company repaid the Sowood credit facility with proceeds from the Bridge Loan. On December 13, 2006, the Company borrowed $11.0 million under the Sowood credit facility to fund the purchase of $12.0 million aggregate principal amount of its Senior Notes (see Note 4).

As of March 31, 2007, the Company had $11.0 million of borrowings outstanding under the Sowood credit facility. At June 30, 2006 and March 31, 2006, there were no amounts outstanding under the Sowood credit facility. Interest on loans from Sowood amounted to approximately $242,000 and $0 for the three months ended March 31, 2007 and 2006, respectively, and $320,000 and $0 for the nine months ended March 31, 2007 and 2006, respectively.

The remaining Sowood financing agreement (as of March 31, 2007) contains operating and financial covenants. These financial and operational covenants require the Company to maintain minimum forward book values, minimum total asset values, minimum qualified accounts and minimum consolidated earnings before interest, taxes, depreciation and amortization. The Company is in compliance with the covenants under the remaining Sowood financing agreement at March 31, 2007.

Transaction Bonuses

In September 2006, certain members of the Company’s management team received cash bonuses in recognition of their work in the Acquisition. Jeffrey Mayer, President and Chief Executive Officer, Carole R. Artman-Hodge, Executive Vice President, and Chaitu Parikh, Vice President, Chief Financial Officer and Assistant Treasurer, received $250,000, $150,000 and $200,000, respectively. Such amounts were recorded as general and administrative expenses in the condensed consolidated statement of operations for the nine months ended March 31, 2007.

Legal Services

Daniel Bergstein, a director and significant stockholder of the Company, is a senior partner of Paul, Hastings, Janofsky & Walker LLP (“Paul Hastings”), a law firm which provides legal services to the Company. During the three months ended March 31, 2007 and 2006, the Company incurred expenses of approximately $85,000 and $377,000, respectively, and $769,000 and $493,000 during the nine months ended March 31, 2007 and 2006, respectively, for legal services provided by Paul Hastings. The Company expects that Paul Hastings will continue to provide legal services in future periods.

Financial Advisory Services

Greenhill Capital Partners (see Note 7) serves as a financial advisor to the Company under an agreement executed in May 2007. The Company may incur charges based on the occurrence of a transaction as defined in the agreement, if any.

6.             Commitments

Operating Leases

The Company leases office space under non-cancelable operating leases, which contain escalation clauses and expire between June 2007 and November 2017 subject to extension at the option of the Company. The Company takes into account all escalation clauses when determining the amount of future minimum lease payments. All future minimum lease payments are recognized on a straight-line basis over the minimum lease term. Future minimum lease payments under these operating leases are as follows (in thousands):

Fiscal year:
2007	$183,000
2008	727,000
2009	810,000
2010	590,000
2011	203,000
Thereafter	1,520,000
Total	$4,033,000

Other

As of March 31, 2007, the Company had forward physical contracts to purchase a total of 15,944,603 MMBtus of natural gas for the months of April 2007 through December 2009. These contracts have a fixed basis component and a variable component determined based on market prices at purchase date. The amount of the fixed basis and variable components were $3.2 million and $116.4 million at March 31, 2007, respectively. All such contracts are considered normal purchases under SFAS No. 133.

7.             Redeemable Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series A convertible preferred stock (“Preferred Stock”). On June 30, 2004, the Company entered into a Purchase Agreement with affiliates of Charterhouse Group Inc. and Greenhill Capital Partners LLC (collectively, the “Investors”) for Preferred Stock. Under the terms of the agreement, the Company issued 1,451,310 shares of Preferred Stock for consideration of $29,730,000 (net of offering expenses of $1,270,000 of which $887,000 was paid to the Investors). The shares were issued at a purchase price of $21.36 per share. The Company has reserved 1,451,310 common shares issuable upon conversion of the Preferred Stock.

Holders of the Preferred Stock are entitled to participate in any dividend paid on the Company’s common stock on an “as converted” basis. In addition, dividends on the Preferred Stock accrue at a rate of 12% per annum of the purchase price per share if the increase in fair value of the Company’s common stock does not provide the holders of the Preferred Stock an internal rate of return (“IRR”) of at least 12%. Accrued dividends, if any, are payable in additional shares of Preferred Stock.

The Company did not accrue any dividends on the Preferred Stock for the three and nine months ended March 31, 2007 and 2006. Had the holders of the Preferred Stock converted the shares to common stock at March 31, 2007, June 30, 2006 or March 31, 2006, the conversion would have been done on a one-for-one basis as the estimated fair value of the common stock results in an aggregate return greater than the 12% per annum dividend rate. The liquidation preference and conversion features of the Preferred Stock are defined below.

Holders of the Preferred Stock are entitled to vote on all matters to be voted on by the Company’s stockholders and vote on an as-converted basis as a single class with the Company’s common stockholders.

In the event of liquidation, each holder of Preferred Stock is entitled to receive an amount per share of Preferred Stock equal to the greater of:

1.             the Convertible Preferred Liquidation Preference defined as the sum of:

a.                                       the purchase price per share (as adjusted for any splits, stock dividends, combinations, recapitalization, or other similar event), and

b.                                      all dividends accrued or declared and unpaid as of such date on the Preferred Stock, or

2.                                       the amount per share of Preferred Stock (or its common stock equivalent) such holder would have received if it had converted its share of Preferred Stock into shares of the Company’s common stock immediately prior to a liquidation.

As of March 31, 2007, June 30, 2006 and March 31, 2006, the holders of Preferred Stock do not have a liquidation preference as the estimated fair value of the common stock would provide the holders with a return of greater than 12%.

Each holder of Preferred Stock shall have the right at any time at the option of the holder (“Optional Conversion”) to convert the holder’s shares of Preferred Stock into the number of fully paid and non-assessable shares of the Company’s common stock equal to the product of:

1.             the number of shares of Preferred Stock being so converted and

2.             the ratio of:

a.                                       purchase price per share to

b.                                      the Conversion Price (defined below) then in effect.

3.                                       Notwithstanding the foregoing, if the fair market value of the Company’s common stock as of the conversion date is at a level that would provide an IRR of less than 12% to the majority of the purchasers of the Preferred Stock on their respective investments then the ratio set forth in clause (2) above shall be the ratio of:

a.                                       the Convertible Preferred Liquidation Preference for such share to

b.                                      the Conversion Price (defined below) then in effect.

The “Conversion Price” shall be set initially at an amount equal to $21.36 per share of Preferred Stock and shall be subject to certain anti-dilution provisions.

In the event of:

1.                                       an underwritten public offering of shares of the Company at a total offering of not less than $75 million and at a price per share (adjusted to reflect stock dividends, splits and similar events) not less than 1.5 times the Conversion Price through the first anniversary of the original issue date or 2.0 times the Conversion Price thereafter (a “Qualified Public Offering”) or

2.                                       the request of the holders of a majority of the then outstanding shares of the convertible Preferred Stock voting as a separate class, all of the Preferred Stock will be automatically converted into the Company’s common stock on the same basis as provided above under an Optional Conversion.

At any time on or after the fifth anniversary of the issuance of the Preferred Stock, the Company may redeem all but not less than all of the outstanding shares of Preferred Stock in cash at a price per share equal to the Convertible Preferred Liquidation Preference, if the fair market value of the Company’s common stock as of the date notice of redemption is at a level that would provide an IRR of not less than 40% to the majority of the purchasers of the Preferred Stock on their respective investments.

The holders of the Preferred Stock will have the right to “put” the Preferred Stock to the Company after the fifth anniversary of the issuance of the Preferred Stock, if the fair market value of the Company’s common stock is at a level that would not provide such holders an annualized IRR of at least 25%, at an amount per share equal to the Convertible Preferred Liquidation Preference.

The Company has reflected the redeemable convertible Preferred Stock outside of the equity section under the provisions of SEC Accounting Series Release 268 (Reg S-X 5-02.28) which require that redeemable equity securities be presented separately from stockholders’ equity if they are redeemable at the option of the holder, or at a fixed date at a fixed price, or redemption is otherwise beyond the control of the issuer. This presentation is required even if the likelihood of the redemption event occurring is considered remote. As the Preferred Stock is redeemable at the option of the holder only if the IRR over the five year period from the date of issuance is less than 25%, such amount has been reported separately from stockholders’ equity at its fair market value at the date of issuance ($29 million net of issuance costs). As the Preferred Stock is only contingently redeemable, subsequent adjustment of its carrying value is not necessary until it is probable that the security will become redeemable in accordance with EITF Topic No. “D-98 Redeemable Securities Classification and Measurement.” The Company determined it is not probable that that the security will become redeemable as of March 31, 2007, June 30, 2006 and March 31, 2006 as the Preferred Stockholders do not have a liquidation preference as the IRR in such periods is greater than 25%.

8.             Common Stock

Shares Reserved for Redeemable Convertible Preferred Stock

In connection with the Preferred Stock issuance, the Company has reserved 1,451,310 shares of common stock for issuance upon conversion of the Preferred Stock (see Note 7).

Options and Warrants

The Company reserved 366,500 shares of common stock as a pool for distribution to employees and non-employees pursuant to the Company’s 2001 Incentive Stock Option (“ISO”) program. The 2001 ISO program was established in February 2001 and approved by the Company’s stockholders. The 2001 ISO program allows for awards of stock or stock options up to the allocated number of shares in the pool. As of March 31, 2007, 8,600 shares were available under the 2001 ISO program for future award.

The Company reserved 400,000 shares of common stock as a pool for distribution to employees and non-employees pursuant to the Company’s 2003 ISO program. The 2003 ISO program was established in November 2003 and approved by the Company’s stockholders. The 2003 ISO program allows for awards of stock or stock options up to the allocated number of shares in the pool. As of March 31, 2007, 18,780 shares were available under the 2003 ISO program for future award.

In November 2005, the board of directors and stockholders approved the MxEnergy Holdings Inc. 2006 Equity Incentive Compensation Plan (the “2006 Plan”). The 2006 Plan allows the Company to grant options, restricted stock, phantom shares, dividend equivalent rights, performance awards or stock appreciation rights, to employees, members of the board of directors, officers, consultants and other service providers. The purpose of the 2006 Plan is to attract and retain qualified employees, consultants and other service providers by providing them with additional incentives and opportunities to participate in the Company’s ownership, and to create interest in the success and increased value of the Company. The 2006 Plan is administered by the compensation committee of the board of directors. The compensation committee has the authority to determine and to establish guidelines and to delegate to management the determination of the persons to whom awards are to be granted, the time at which awards will be granted, the number of shares to be represented by each award, and the consideration to be received, if any. The compensation committee also has the power to interpret the 2006 Plan and to create or amend its rules. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, those option awards generally vest gradually based on three years of continuous service and have ten year contractual terms.  750,000 shares of common stock have been authorized to be issued pursuant to awards under the 2006 Plan. As of March 31, 2007, 255,200 shares were available under the 2006 Plan for future award. The adoption of the 2006 Plan has no impact on the 2001 and 2003 ISO programs.

The fair value of each option award granted subsequent to June 30, 2006, is estimated on the date of grant using a Black-Scholes-Merton option valuation model, which includes assumptions regarding the expected volatility, expected term and interest rate. The Company has determined that it is not practicable to estimate the expected volatility of its share price as it is a non-public company with limited historical stock price data. Expected volatilities are estimated by the Company based on historical realized volatilities of comparable publicly traded company stock prices over a period of time commensurate with the expected term of the option award. The Company utilized a range of volatilities of 14%-18% to calculate the fair value of option awards granted during the nine months ended March 31, 2007. The Company utilizes the “shortcut approach” as described in Staff Accounting Bulletin No. 107, an interpretation of SFAS No. 123R, to determine the expected term of option awards. The “shortcut approach” is calculated based on the mid-point between the vesting date and the end of the contractual term of the option award. Interest rates are based on the risk free interest rate, determined as the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option award.  The Company utilized a range of interest rates of 4.5%-4.7% to calculate the fair value of option awards granted during the nine months ended March 31, 2007. The Company estimates no dividends when valuing option awards as the Company has never issued dividends and currently does not expect to issue dividends in the future. The Company uses historical data to estimate option award forfeiture rates and such forfeiture rates are further determined based on separately identified employee groups whom are expected to have similar behavior patterns. Compensation expense for option awards subject to graded vesting is recognized based on the accelerated attribution method as specified in SFAS No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

During  the nine months ended March 31, 2007, the Company granted 508,000 of stock option awards to employees under the 2006 Plan. The total 508,000 of stock option awards vest gradually over a three-year period and have a weighted average contractual life of ten years. The Company expects to record approximately $5.6 million of compensation expense as a result of these stock option awards, of which $0.9 million ($0.5 million net of tax) and $1.3 million ($0.8 million net of tax) was recorded in general and administrative expenses in the condensed consolidated statement of operations during the three and nine months ended March 31, 2007, respectively. The Company expects to record approximately $0.9 million, $2.2 million, $1.0 million and $0.2 million, during the remainder of fiscal year 2007, fiscal year 2008, fiscal year 2009 and fiscal year 2010, respectively,, relating to the stock option awards granted during the nine months ended March 31, 2007.

The Company received cash of $10,000 as a result of stock option awards exercised during the nine months ended March 31, 2007.

The following is a summary of all award activity for the three and nine months ended March 31, 2007. There were no awards granted or exercised during  the three months ended March 31, 2007. During the three months ended March 31, 2007, 15,900 options were forfeited.

	Number of Awards	Weighted- Average Exercise Price
Outstanding at June 30, 2006	2,538,106	$10.77
Granted	508,000	42.90
Exercised	10,000	1.00
Forfeited	34,000	27.34
Expired	—	—
Outstanding at March 31, 2007	3,002,106	$16.05
Weighted average fair value of grants during the year		$12.31

Total intrinsic value of awards outstanding at March 31, 2007	$126.9 million
Total fair value of awards vested during the three and nine months ended March 31, 2007 was $0.2 million and $0.9 million, respectively.

		2007
Exercise Price	Number of Awards Outstanding	Number of Awards Exercisable	Weighted Average Contractual Life Remaining
$1.00	110,000	110,000	4.9 Years
2.16	132,450	132,450	0.5 Years
3.72-5.35	110,000	110,000	2.8 Years
6.99-9.12	1,217,663	1,217,663	2.2 Years
11.64-15.00	562,573	559,573	1.7 Years
21.50-25.00	235,820	162,547	7.1 Years
27.50-32.50	136,300	48,100	8.1 Years
42.57-46.83	497,300	5,000	9.6 Years
	3,002,106	2,345,333

The weighted average remaining term for the awards outstanding and exercisable at March 31, 2007 was four and three years, respectively. The weighted average exercise price of awards exercisable at March 31, 2007 was $9.83.

As of March 31, 2007, the 3,002,106 of awards outstanding were comprised of 494,800 stock option awards granted during fiscal year 2007 and accounted for under the provisions of SFAS No. 123R, 101,000 warrants granted prior to June 30, 2006 and accounted for using variable plan accounting (see Note 2) and 2,406,306 stock option awards and warrants granted prior to June 30, 2006 and accounted for under APB No. 25.

9.             Segment Information

The Company classifies its business interests into three reportable segments: residential and small commercial natural gas, mid-market commercial natural gas, and electricity. The Company added the mid-market commercial natural gas segment with the acquisition of customers from Castle during fiscal year 2006 (see Note 3).

Information as to the operations of the Company in each of its business segments is set forth below based on the nature of the products and services provided. The Company evaluates performance based on several factors, of which the primary financial measure is gross profit adjusted to exclude the effect of any unrealized gains or losses from risk management activities.

Sales for the three and nine months ended March 31 (in thousands):

	Three months		Nine months
	2007	2006	2007	2006
Residential and small commercial natural gas	$293,003	$134,703	$550,810	$260,535
Mid market commercial natural gas	12,745	17,319	28,056	31,800
Electricity	5,309	4,230	13,423	13,700
Total	$311,057	$156,252	$592,289	$306,035

Cost of Goods Sold for the three and nine months ended March 31 (excluding effect of unrealized gains or losses from risk management activities) (in thousands):

	Three months		Nine months
	2007	2006	2007	2006
Residential and small commercial natural gas(a)	$230,977	$116,831	$453,272	$221,768
Mid market commercial natural gas(a)	9,959	14,382	23,598	28,700
Electricity(a)	4,877	2,576	10,803	10,700
Total	$245,813	$133,789	$487,673	$261,168

(a)                                  Cost of goods sold and gross profit include cost of natural gas sold and realized gains or losses from risk management activities during the period.

Gross profit, excluding the effect of unrealized gains or losses from risk management activities, for the three and nine months ended March 31 (in thousands):

	Three months		Nine months
	2007	2006	2007	2006
Residential and small commercial natural gas(a)	$62,026	$17,872	$97,538	$38,767
Mid market commercial natural gas(a)	2,786	2,937	4,458	3,100
Electricity(a)	432	1,654	2,620	3,000
Total	$65,244	$22,463	$104,616	$44,867

(a)                                  Cost of goods sold and gross profit include cost of natural gas sold and realized gains or losses from risk management activities during the period.

Total segment gross profit is reconciled to income (loss) before income tax (expense) benefit for the three and nine months ended March 31, 2007 and 2006 as follows (in thousands):

	Three months		Nine months
	2007	2006	2007	2006
Total segment gross profit	$65,244	$22,463	$104,616	$44,867
Unrealized gains (losses) from risk management activities	28,927	(89,306)	(12,989)	(57,571)
Operating expenses	(28,403)	(10,385)	(71,203)	(26,352)
Interest expense—net	(9,823)	(952)	(27,163)	(2,277)
Income (loss) before income tax (expense) benefit	$55,945	$(78,180)	$(6,739)	$(41,333)

Total assets for the segments, representing only customer acquisition costs, are outlined as follows (in thousands):

	Residential and small commercial natural gas	Mid market commercial natural gas	Electricity	Total
March 31, 2007
Customer acquisition costs	$73,563	$3,864	$1,830	$79,257
Accumulated amortization	(31,468)	(2,359)	(1,026)	(34,853)
Net customer costs	$42,095	$1,505	$804	$44,404
March 31, 2006
Customer acquisition costs	$24,196	$3,664	$1,116	$28,976
Accumulated amortization	(16,311)	(500)	(624)	(17,435)
Net customer costs	$7,885	$3,164	$492	$11,541

10.          Condensed Consolidating Financial Information

The total purchase price for the Acquisition was approximately $126.0 million. The Acquisition was initially financed by utilizing the proceeds from the Bridge Loan which was repaid on August 4, 2006 with proceeds from the issuance of $190 million aggregate principal amount of Senior Notes (see Note 4). Each of the following wholly owned domestic subsidiaries of Holdings (the “Guarantors”) jointly, severally and unconditionally guaranteed the Senior Notes on a senior unsecured basis:

•                  MxEnergy Capital Holdings Corp.

•                  MxEnergy Capital Corp.

•                  Online Choice Inc.

•                  MxEnergy Gas Capital Holdings Corp.

•                  MxEnergy Gas Capital Corp.

•                  MxEnergy Inc.

•                  MxEnergy Electric Capital Holdings Corp.

•                  MxEnergy Electric Capital Corp.

•                  MxEnergy Electric Inc.

•                  Total Gas & Electric, Inc. (effective in August 2006, Total Gas & Electric, Inc. was merged with and into MxEnergy Inc.)

•                  Total Gas & Electricity (PA) Inc., d/b/a/ MxEnergy Electric (PA) (effective in May 2007, Total Gas & Electricity (PA) Inc. was merged with and into MxEnergy Electric Inc.)

•                  MxEnergy Services Inc.

•                  Infometer.com Inc.

Non-guarantor subsidiaries (“Non-guarantors”) include MxEnergy (Canada) Ltd.

The following information presents condensed consolidating balance sheets as of March 31, 2007, March 31, 2006 and June 30, 2006, the related condensed consolidating statements of operations for the three and nine months ended March 31, 2007 and 2006, the consolidated statements of cash flows for the nine months ended March 31, 2007 and 2006 for the combined Guarantors and each of the Non-guarantors, and elimination entries necessary to consolidate the entities comprising the condensed consolidated financial statements.

MxEnergy Holdings Inc.

Consolidating Balance Sheet

March 31, 2007

	MxEnergy Holdings Inc.	MxEnergy (Canada) Ltd.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$118	$82,212		$82,330
Due from intercompany	123,386	—	—	$(123,386)	—
Restricted cash and short term investments	—	—	325		325
Accounts receivable, net of allowances	—	107	130,749		130,856
Inventories	—	—	20,678		20,678
Current portion of unrealized gains from risk management activities	—	—	201		201
Deferred income taxes	7,066	—	7,066	(7,066)	7,066
Other current assets	—	114	4,442		4,556
Margin deposit on hedge facility	—	—	25,000		25,000
Total current assets	130,452	339	270,673	(130,452)	271,012
Long-term investments	138,454			(138,454)	—
Customer acquisition costs, net of accumulated amortization	—	6	44,398		44,404
Fixed assets, net	—	—	18,513		18,513
Unrealized gains from risk management activities	—	—	4		4
Deferred income taxes	11,383	—	11,383	(11,383)	11,383
Other assets, net	4,554	—	3,878		8,432
Total assets	$284,843	$345	$348,849	$(280,289)	353,748
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$31,236	$130	$20,573		$51,939
Accrued commodity purchases	—	112	33,515		33,627
Due to intercompany		1,303	79,127	(80,430)	—
Unrealized losses from risk management activities	810	—	9,695		10,505
Total current liabilities	32,046	1,545	142,910	(80,430)	96,071
Unrealized losses from risk management activities	1,955	—	5,711		7,666
Long-term debt, net	185,181	—	—		185,181
Total liabilities	219,182	1,545	148,621	(80,430)	288,918
Redeemable convertible preferred stock	29,357	—	—		29,357
Commitments
Stockholders’ Equity (Deficit)
Common stock	34	1	—	(1)	34
Additional paid-in-capital	21,494	—	—		21,494
Contributed capital	819	—	167,917	(168,736)	—
Unearned stock compensation	(51)	—	—		(51)
Accumulated other comprehensive loss		(12)	—		(12)
Retained earnings (deficit)	14,008	(1,189)	32,311	(31,122)	14,008
Total stockholders’ equity (deficit)	36,304	(1,200)	200,228	(199,859)	35,473
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$284,843	$345	$348,849	$(280,289)	$353,748

MxEnergy Holdings Inc.

Consolidating Balance Sheet

March 31, 2006

	MxEnergy Holdings Inc.	MxEnergy (Canada) Ltd.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$34	$174		$208
Due from intercompany	—		145,016	$(145,016)	—
Restricted cash and short term investments	—	—	5,865		5,865
Accounts receivable, net of allowances	—	103	76,834		76,937
Inventories	—	—	6,083		6,083
Current portion of unrealized gains from risk management activities	—	—	19,216		19,216
Other current assets	—	78	3,287		3,365
Total current assets	—	215	256,475	(145,016)	111,674
Long-term investments	264,499			(264,499)	—
Customer acquisition costs, net of accumulated amortization	—	112	11,429		11,541
Fixed assets, net	—	—	7,435		7,435
Deferred income taxes	2,861	—	2,861	(2,861)	2,861
Unrealized gains from risk management activities	—	—	1,453		1,453
Other assets, net	—	—	2,012		2,012
Total assets	$267,360	$327	$281,665	$(412,376)	$136,976
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$47	$15,153	$—	$15,200
Accrued commodity purchases	—	97	25,157		25,254
Due to intercompany	179,557	968	—	(180,525)	—
Loans payable	—	—	9,000		9,000
Current portion of unrealized losses from risk management activities	—		306		306
Deferred income taxes	6,530	—	6,530	(6,530)	6,530
Total current liabilities	186,087	1,112	56,146	(187,055)	56,290
Unrealized losses from risk management activities	—	—	249		249
Deferred income taxes	—	—	—		—
Total liabilities	186,087	1,112	56,395	(187,055)	56,539
Redeemable convertible preferred stock	29,357	—	—		29,357
Commitments	—	—	—		—
Stockholders’ Equity (Deficit)
Common stock	34	1	—	(1)	34
Additional paid-in-capital	18,025	—	—		18,025
Contributed capital	819	—	167,098	(167,917)	—
Unearned stock compensation	(166)	—	—		(166)
Accumulated other comprehensive loss		(17)	—		(17)
Retained earnings (deficit)	33,204	(769)	58,172	(57,403)	33,204
Total stockholders’ equity (deficit)	51,916	(785)	225,270	(225,321)	51,080
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$267,360	$327	$281,665	$(412,376)	$136,976

MxEnergy Holdings Inc.

Consolidating Balance Sheet

June 30, 2006

	MxEnergy Holdings Inc.	MxEnergy (Canada) Ltd.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$—	$146	$5,947		$6,093
Due from intercompany			135,489	(135,489)	—
Restricted cash and short term investments	—	—	427		427
Accounts receivable, net of allowances	—	54	31,521		31,575
Inventories	—	—	18,499		18,499
Current portion of unrealized gains from risk management activities	—	—	1,664		1,664
Income taxes receivable	5,535	—	—		5,535
Deferred income taxes	1,046	—	1,046	(1,046)	1,046
Other current assets	—	72	2,606		2,678
Total current assets	6,581	272	197,199	(136,535)	67,517
Long-term investments	183,954			(183,954)	—
Customer acquisition costs, net of accumulated amortization	—	89	10,733		10,822
Fixed assets, net	—	—	8,637		8,637
Unrealized gains from risk management activities	—	—	1,272		1,272
Deferred income taxes	3,395	—	3,395	(3,395)	3,395
Deposit on SESCo asset purchase agreement and other costs	3,348	—	—		3,348
Other assets, net	2,851	—	127		2,978
Total assets	$200,129	$361	$221,363	$(323,884)	$97,969
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$—	$127	$14,771		$14,898
Accrued commodity purchases	—	—	14,544		14,544
Due to intercompany	134,387	1,103	—	(135,490)	—
Unrealized losses from risk management activities	132	—	320		452
Total current liabilities	134,519	1,230	29,635	(135,490)	29,894
Unrealized losses from risk management activities	—	—	3,325		3,325
Total liabilities	134,519	1,230	32,960	(135,490)	33,219
Redeemable convertible preferred stock	29,357	—	—		29,357
Commitments	—	—	—		—
Stockholders’ Equity (Deficit)
Common stock	34	1	—	(1)	34
Additional paid-in-capital	17,355	—	—		17,355
Contributed capital	819	—	167,098	(167,917)	—
Unearned stock compensation	(115)	—	—		(115)
Accumulated other comprehensive loss		(40)	—		(40)
Retained earnings (deficit)	18,159	(829)	21,306	(20,477)	18,159
Total stockholders’ equity (deficit)	36,252	(868)	188,404	(188,395)	35,393
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$200,128	$362	$221,364	$(323,885)	$97,969

MxEnergy Holdings Inc.

Consolidating Statement of Operations

For The Three Months Ended March 31, 2007

	MxEnergy Holdings Inc.	MxEnergy (Canada) Ltd.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales of natural gas and electricity	$—	$306	$310,751		$311,057
Cost of goods sold (excluding depreciation and amortization)
Cost of natural gas and electricity sold	—	310	238,283		238,593
Realized losses from risk management activities	—	—	7,220		7,220
Unrealized gains from risk management activities	—	—	(28,927)		(28,927)
	—	310	216,576		216,886
Gross (loss) profit	—	(4)	94,175		94,171

Operating expenses:
General and administrative expenses	3,111	115	12,957		16,183
Advertising and marketing expenses	—	—	1,096		1,096
Reserves and discounts	—	—	2,402		2,402
Depreciation and amortization	—	26	8,696		8,722
Equity in operations of consolidated subsidiaries	(40,347)	—	—	$40,347	—
Total operating expenses	(37,236)	141	25,151	40,347	28,403
Operating profit (loss)	37,236	(145)	69,024	(40,347)	65,768
Interest expense, net	6,320	—	3,503	—	9,823
Income (loss) before income tax expense	30,916	(145)	65,521	(40,347)	55,945
Income tax expense	(21,357)	—	(25,029)	25,029	(21,357)
Net income (loss)	$9,559	$(145)	$40,492	$(15,318)	$34,588

MxEnergy Holdings Inc.

Consolidating Statement of Operations

For The Three Months Ended March 31, 2006

	MxEnergy Holdings Inc.	MxEnergy (Canada) Ltd.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales of natural gas and electricity	$—	$332	$155,920		$156,252
Cost of goods sold (excluding depreciation and amortization)
Cost of natural gas and electricity sold	—	420	153,833		154,253
Realized gains from risk management activities	—	—	(20,464)		(20,464)
Unrealized losses from risk management activities	—	—	89,306		89,306
	—	420	222,675		223,095
Gross loss	—	(88)	(66,755)		(66,843)

Operating expenses:
General and administrative expenses	800	72	6,033		6,905
Advertising and marketing expenses	—	—	516		516
Reserves and discounts	—	—	1,110		1,110
Depreciation and amortization	—	27	1,827		1,854
Equity in operations of consolidated subsidiaries	45,773	—	—	$(45,773)	—
Total operating expenses	46,573	99	9,486	(45,773)	10,385
Operating loss	(46,573)	(187)	(76,241)	45,773	(77,228)
Interest expense, net	189	—	763	—	952
Loss before income tax benefit	(46,762)	(187)	(77,004)	45,773	(78,180)
Income tax benefit	31,875	—	31,418	(31,418)	31,875
Net loss	$(14,887)	$(187)	$(45,586)	$14,355	$(46,305)

MxEnergy Holdings Inc.

Consolidating Statement of Operations

For The Nine Months Ended March 31, 2007

	MxEnergy Holdings Inc.	MxEnergy (Canada) Ltd.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales of natural gas and electricity	$—	$966	$591,323		$592,289
Cost of goods sold (excluding depreciation and amortization)
Cost of natural gas and electricity sold	—	951	460,469		461,420
Realized losses from risk management activities	—	—	26,253		26,253
Unrealized losses from risk management activities	—	—	12,989		12,989
	—	951	499,711		500,662
Gross profit	—	15	91,612		91,627

Operating expenses:
General and administrative expenses	4,376	293	37,311		41,980
Advertising and marketing expenses	—	—	3,942		3,942
Reserves and discounts	—	—	3,883		3,883
Depreciation and amortization	—	81	21,317		21,398
Equity in operations of consolidated subsidiaries	(10,646)	—	—	$10,646	—
Total operating expenses	(6,270)	374	66,453	10,646	71,203
Operating profit (loss)	6,270	(359)	25,159	(10,646)	20,424
Interest expense, net	19,870	—	7,293	—	27,163
(Loss) income before income tax benefit (expense)	(13,600)	(359)	17,866	(10,646)	(6,739)
Income tax benefit (expense)	2,588	—	(6,861)	6,861	2,588
Net (loss) income	$(11,012)	$(359)	$11,005	$(3,785)	$(4,151)

MxEnergy Holdings Inc.

Consolidating Statement of Operations

For The Nine Months Ended March 31, 2006

	MxEnergy Holdings Inc.	MxEnergy (Canada) Ltd.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales of natural gas and electricity	$—	$936	$305,099		$306,035
Cost of goods sold (excluding depreciation and amortization)
Cost of natural gas and electricity sold	—	1,378	345,978		347,356
Realized gains from risk management activities	—	—	(86,188)		(86,188)
Unrealized losses from risk management activities	—	—	57,571		57,571
	—	1,378	317,361		318,739
Gross loss	—	(442)	(12,262)		(12,704)

Operating expenses:
General and administrative expenses	1,353	59	15,234		16,646
Advertising and marketing expenses	—		1,510		1,510
Reserves and discounts	—	—	2,129		2,129
Depreciation and amortization	—	79	5,988		6,067
Equity in operations of consolidated subsidiaries	23,922			$(23,922)	—
Total operating expenses	25,275	138	24,861	(23,922)	26,352
Operating loss	(25,275)	(580)	(37,123)	23,922	(39,056)
Interest expense, net	431	—	1,846	—	2,277
Loss before income tax benefit	(25,706)	(580)	(38,969)	23,922	(41,333)
Income tax benefit	16,595	—	15,627	(15,627)	16,595
Net loss	$(9,111)	$(580)	$(23,342)	$8,295	$(24,738)

MxEnergy Holdings Inc.

Consolidating Statement of Cash Flows

For The Nine Months Ended March 31, 2007

	MxEnergy Holdings Inc.	MxEnergy (Canada) Ltd.	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(11,012)	$(359)	$11,005	$(3,785)	$(4,151)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Unrealized losses from risk management activities			12,989		12,989
Stock compensation expense	4,376				4,376
Depreciation and amortization		81	21,317		21,398
Deferred tax benefit	(14,008)		(14,008)	14,008	(14,008)
Unrealized losses on interest rate swaps and amortization of deferred financing fees	4,106		3,189		7,295
Equity in operations of consolidated subsidiaries	(10,646)			10,646	—
Changes in assets and liabilities, net of effects of acquisition:
Net inflow in restricted cash and short term investments			102		102
Accounts receivable		(53)	(82,173)		(82,226)
Inventories			34,157		34,157
Income taxes receivable	5,535				5,535
Margin deposit on hedge facility			(25,000)		(25,000)
Option premiums			1,834		1,834
Other assets	(642)	(42)	15,589		14,905
Accounts payable and accrued expenses	(69,718)	345	97,860	24,631	53,118
Net cash (used in) provided by operating activities	(92,009)	(28)	76,861	45,500	30,324
Investing activities
Long-term investments	45,500			(45,500)	—
Purchase of assets of Shell Energy Services Company L.L.C. (“SESCo”)	(126,044)		—		(126,044)
Deposit on SESCo asset purchase agreement and other capitalized costs	3,348		—		3,348
Customer acquisition costs			(4,913)		(4,913)
Purchases of fixed assets			(1,527)		(1,527)
Net cash used in investing activities	(77,196)	—	(6,440)	(45,500)	(129,136)
Financing activities
Proceeds from loans			6,000		6,000
Repayment of loans			(6,000)		(6,000)
Debt financing costs	(4,149)		(5,196)		(9,345)
Proceeds from Sowood credit facility			23,040		23,040
Repayment of Sowood credit facility			(12,000)		(12,000)
Proceeds from bridge loan	190,000				190,000
Repayment of bridge loan	(190,000)				(190,000)
Repurchase of senior notes	(11,723)				(11,723)
Proceeds from senior notes	185,250				185,250
Purchase of common stock for cancellation	(173)				(173)
Net cash provided by financing activities	169,205	—	5,844	—	175,049
Net (decrease) increase in cash	—	(28)	76,265		76,237
Cash at beginning of period	—	146	5,947		6,093
Cash at end of period	$—	$118	$82,212	$—	$82,330

MxEnergy Holdings Inc.

Consolidating Statement of Cash Flows

For The Nine Months Ended March 31, 2006

	MxEnergy Holdings Inc.	MxEnergy (Canada) Ltd.	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net loss	$(9,111)	$(580)	$(23,342)	$8,295	$(24,738)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Unrealized losses from risk management activities			57,571		57,571
Stock compensation expense	1,353				1,353
Depreciation and amortization		79	5,988		6,067
Deferred tax expense	(25,536)		(25,536)	25,536	(25,536)
Amortization of deferred financing fees	255				255
Equity in operations of consolidated subsidiaries	23,922			(23,922)	—
Changes in assets and liabilities, net of effects of acquisition:
Net inflow in restricted cash and short term investments			1,515		1,515
Accounts receivable		39	(60,434)		(60,395)
Inventories			11,762		11,762
Other assets		(78)	1,031		953
Accounts payable and accrued expenses	19,786	293	3,241	(19,135)	4,185
Net cash provided by (used in) operating activities	10,669	(247)	(28,204)	(9,226)	(27,008)

Investing activities
Long-term investments	(9,226)			9,226	—
Purchase of customer portfolio from Castle Power LLC			(3,040)		(3,040)
Customer acquisition costs		(15)	(5,271)		(5,286)
Purchases of fixed assets			(4,266)		(4,266)
Net cash used in investing activities	(9,226)	(15)	(12,577)	9,226	(12,592)

Financing activities
Proceeds from loans			210,123		210,123
Repayments of loans			(217,502)		(217,502)
Repayments of long term debt			(5,000)		(5,000)
Issuance of common stock and exercise of warrants	62				62
Purchase of common stock for cancellation	(1,505)		—		(1,505)
Net cash used in financing activities	(1,443)	—	(12,379)		(13,822)
Net decrease in cash	—	(262)	(53,160)		(53,422)
Cash at beginning of period	—	296	53,334		53,630
Cash at end of period	$0	$34	$174	$—	$208

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except as the context otherwise requires, references in this Quarterly Report to “MxEnergy,” “the Company,” “we,” “us,” “our,” or similar terms refer to MxEnergy Holdings Inc., a Delaware corporation, and its subsidiaries.  The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

Overview

We are a retail energy marketing company primarily engaged in the marketing and sale of natural gas and electricity to residential and commercial accounts throughout the eastern half of the United States and in Ontario and British Columbia, Canada. We serve a diverse portfolio of customers across several local distribution company, or LDC, markets with both fixed rate and variable rate contracts. This diversification in customer segment, geography and sales product helps to mitigate our risk from volatility in market prices and weather-related demand. We intend to maximize operating income through continued customer growth, improved operational performance, opportunistic acquisitions and the efficient procurement and risk management of our commodity supply positions. As natural gas accounts for approximately 98% of our sales, the operating results of the electricity segment, which was initiated in 2004, are not discussed herein. On November 1, 2005, MXenergy acquired certain natural gas customer contracts of Castle Power LLC, or Castle. In connection with such acquisition, MXenergy added the mid-market commercial natural gas segment (see our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information). As the mid-market commercial natural gas segment was established in fiscal year 2006 and accounts for approximately 4%, 5% and 10% of our total sales for the three months and nine months ended March 31, 2007 and the year ended June 30, 2006, respectively, the operating results of such segment are excluded from this discussion.

MXenergy was formed in 1999 as a retail energy marketer. As of March 31, 2007, we served approximately 636,300 residential customer equivalents, or RCEs (each reflecting 100 MMBtus of annual gas consumption), across 29 LDC gas markets and six electricity market areas in 12 states and the Provinces of Ontario and British Columbia. The business has expanded through a combination of organic growth and acquisitions. Over the past three years, we acquired substantially all of the assets of Shell Energy Services Company L.L.C., or SESCo (such transaction is referred to herein as the SESCo acquisition), a portfolio of 315,000 natural gas RCEs throughout Georgia and Ohio, the shares of Total Gas & Electric, Inc., or TG&E, a portfolio of 103,000 gas and electricity RCEs throughout New York and New Jersey, and a portfolio of 2,200 mid-market commercial customers (representing approximately 53,000 RCEs) from Castle also based in New York and New Jersey. In addition to SESCo, TG&E and Castle, we have successfully completed the acquisition of four customer portfolios since our inception. SESCo’s operating activities included Percent of Income Payment Plan, or PIPP, accounts for the three and nine months ended March 31, 2006. The PIPP account contract expired on March 31, 2006 and is not expected to recur. SESCo’s PIPP accounts represented approximately 142,500 RCEs at March 31, 2006. We did not acquire any PIPP accounts in connection with the SESCo acquisition.

Our financial performance is affected by many factors. Approximately 61% of our RCEs are billed for commodity charges directly by the LDC on our behalf. Accordingly, we are exposed to credit risk from utilities that collect and remit customer payments as well as from the customers that pay us directly. Our operating results would be negatively affected by defaults in such payments. Receivables from approximately 49% of our RCEs are guaranteed by LDCs, the vast majority of which are investor-owned utilities with an investment grade rating from Moody’s or Standard & Poor’s. The remaining 51% of our annual volume is exposed to credit risk of the end use customer.

Our risk management strategy is to hedge 100% of our forecasted volumes on our fixed price customer contracts. The sufficiency of such hedges is affected by unanticipated attrition and by changes in weather-related volumetric demand.  Average in-contract customer attrition for the fiscal years 2003 through 2006 was approximately 23%. Attrition for the three months and nine months ended March 31, 2007 was approximately 7% and 21%, respectively, resulting in an annualized rate of 28%. For both the three months and nine months ended March 31, 2007, attrition includes customer losses experienced in connection with the SESCo acquisition as well as challenging pricing and market conditions. April 2007 results continued to be impacted by above average annualized attrition of approximately 26%, although in-contract customer attrition has generally improved every month since December 2006. The loss of customer accounts was primarily due to: (i) customer-initiated switches, (ii) residential moves and (iii) customer payment defaults. We use historical experience to determine the amount of in-contract attrition to project demand from fixed price customers over the terms of their contracts. If the actual demand from fixed price customers is significantly different from our projection, we may suffer financial losses if the market price of gas has increased or decreased from the original hedge price. Customer demand is also impacted by weather. We use utility-provided historical, actual or forward-projected customer volumes as a basis for our forecasted volumes and mitigate the risk of winter volume fluctuation for some customers by purchasing excess fixed rate hedges by up to 10% of normalized winter projections. Should winter weather demand exceed our weather-normalized projections or if weather is warmer than normal and volumes are less than projected, our financial results may suffer.

We use both physical instruments and derivative financial instruments to reduce our exposure to fluctuations in the price of natural gas. We account for derivatives under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. SFAS No. 133 requires all derivatives to be carried on the balance sheet at fair value. We enter into physical forward contracts to purchase and sell natural gas and power. Such contracts are derivative financial instruments based on the provisions of SFAS No. 133. As of March 31, 2007, MXenergy had documented that all of these physical forward purchase and sale contracts met the “normal purchases and normal sales” exception under SFAS No. 133 and accordingly, such contracts were not carried on the balance sheet at fair value. All contracts documented for the “normal purchases and normal sales” exception are accounted for as executory contracts with the corresponding purchase and sale recorded for accounting purposes at the time title to the natural gas or power passes. If a derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive income and recognized as a component of cost of natural gas and electricity sold in the condensed consolidated statements of operations when the hedged item affects earnings. Derivatives that are not designated as hedges or that do not qualify for hedge accounting treatment must be adjusted to fair value through earnings. Since we have not designated any of our derivatives as cash flow hedges, any change in the forward price of natural gas or electricity will be reflected in the statement of operations as unrealized gains or losses from risk management activities. The underlying fixed price contracts that are being hedged do not meet the definition of a derivative under SFAS No. 133 and as a result, the corresponding change in fair value of these customer contracts is not reflected in the statement of operations. The application of this accounting treatment results in earnings volatility.

In addition to the volatility described above, we incur volatility from quarter to quarter associated with gains and losses on settled hedges relating to natural gas in inventory. Inventory is typically purchased from April to October and drawn down from November through March. Since a portion of the inventory is used to satisfy delivery obligations to fixed priced accounts over the winter months, we hedge the associated price risk using derivative contracts. Any gains or losses associated with settled derivative contracts are reflected in the statement of operations as a component of cost of goods sold under the caption “Realized gains or losses from risk management activities.” As a portion of these settled hedges are used to mitigate the price risk associated with the inventory purchases, we may experience a timing difference between when the gain or loss on the hedge is recognized in the statement of operations and when the gas is consumed by the customer and sales are recognized.

We rely on utilities to provide billing and collection of receivables from residential and small commercial customers as well as to provide other services. Receivables from approximately 49% of our RCEs are guaranteed by the utilities at a weighted average discount rate of approximately 1%. Should a utility increase the discount or discontinue the guarantee of such receivables, the forecasted margin for the fixed rate contracts currently in place may be reduced. We incorporate into the calculation of our fixed prices the current prevailing billing charges, switching fees, volumetric conversion rates, and other such factors. Though we are advised in advance of future changes in these items through tariff filings and notices by the utilities, ultimate changes in these charges, fees, rates and other factors could take place prior to the termination date of current fixed price contracts and could negatively impact projected margin on these contracts.

We market to new customers using direct mail, internet, telemarketing, and door to door channels. Based on historical experience plus costs associated with specific contracts, our marketing costs for a new customer are estimated and revised from time to time. Should marketing expenses exceed those which we have forecasted, our financial results can be negatively impacted.

In determining the selling price for fixed and variable customers, we target a per unit gross profit rather than a percentage gross margin. The target margin is set in relation to the cost of acquiring new customers with the objective of earning a contribution margin in excess of the acquisition cost of a customer within the first year. We consider all direct variable costs associated with servicing new customers prior to application of the per unit margin. Since we are targeting a per unit gross profit and commodity prices are highly volatile, a gross margin percentage would not be a meaningful indicator of financial performance.

Market and Regulatory

We currently serve natural gas customers in 29 LDC markets in 11 states and Ontario and British Columbia, Canada and electricity in 13 market areas in four states. Among other things, tariff filings by LDCs for changes in the billing rate to their regulated customers in the markets in which we operate, may significantly impact the viability of our sales and marketing plans and our overall operating and financial results. Although regulatory requirements are determined, administered and monitored by the public utility commission, or PUC, of each state, operating rules and rate filings for each utility are unique. Accordingly, we generally treat each utility distribution territory as a distinct market.

Natural Gas

At March 31, 2007, we provided natural gas to approximately 606,200 RCEs in 29 LDC markets within Florida, Georgia, Illinois, Indiana, Kentucky, Michigan, Maryland, New Jersey, New York, Ohio, Pennsylvania and Ontario and British Columbia, Canada. Due to recent and significant decreases in the price of natural gas, a number of LDCs have decreased rates to their regulated customers. Although the impact of these price decreases cannot currently be estimated, they are not anticipated to adversely impact our financial results.

In Ohio, we provide natural gas service to residential and small commercial customers in the Dominion East Ohio Gas, or DEO, Vectren and the Columbia Gas of Ohio service areas. In May 2006, the PUC of Ohio approved the first phase of a plan whereby DEO will exit the merchant function. The first phase was a wholesale auction of the supply associated with the customers served by the utility which took place on August 28, 2006 and was approved by the PUC of Ohio on August 29, 2006. The second phase is anticipated to start by 2008 and could involve the transfer of the utility customers to retail energy marketers. We are taking an active role in the regulatory process for reviewing and implementing rules that will govern phase two of the deregulation plan. While the ultimate outcome of this is unknown, at this point, the process it is not expected to adversely impact our financial results.

During January 2007, we obtained our gas marketer license to market natural gas in the Terasen market in British Columbia. We began selling natural gas to customers in the Terasen market in May 2007.

As natural gas accounts for approximately 98% of our sales, our operating results are significantly impacted by the price movement in natural gas. Price volatility in the natural gas market generally exceeds volatility in most energy and other commodity markets. There are various factors that contribute to price volatility in the natural gas market, including basic supply and demand, pipeline capacity, storage capacity and weather. The prices of natural gas during the nine months ended March 31, 2007 were at a two-year low, which provides us with both opportunities and challenges. During our recent history we have been able to effectively manage our business through volatile market conditions.

Electricity

At March 31, 2007, we provided electricity to approximately 30,100 RCEs in six market areas within the States of New York and Massachusetts.

During April 2007, we obtained our power marketer license to market electricity in the State of Connecticut. During May 2007, we offered our first power product in the State of Connecticut. On May 16, 2007, the Company, through its subsidiary MxEnergy Electric Inc., acquired substantially all of the assets of Vantage Power Services, L.P., or Vantage. Beginning on May 17, 2007, MxEnergy Electric Inc. was a supplier of power to approximately 12,000 former RCEs of Vantage in and around Houston, Dallas/Ft. Worth and Corpus Christi, Texas.

The SESCo Acquisition and Related Transactions

On August 1, 2006, MXenergy acquired substantially all of the assets of SESCo, a wholly owned subsidiary of Shell Oil Company and retail energy marketer, which as of that date, supplied natural gas to approximately 315,000 residential and small commercial RCEs in the deregulated markets of Georgia and Ohio. In addition to expanding our relationships with customers in two LDC markets we already served in Ohio, the SESCo acquisition also expanded our operations in Ohio to include customers served by Vectren and added Georgia to the list of states in which we operate. The total purchase price for the SESCo acquisition was $126.0 million. For more information, see the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

As a result of the SESCo acquisition, our customer mix changed. Our historical percentage of fixed price customers decreased from 70% to 60% after the SESCo acquisition. The higher percentage of variable priced accounts created diversity in the overall supply risk of the business. We are responsible for billing and collection of all commodity and utility distribution charges to customers in the Georgia market. In addition, we assume the credit risk associated with billing the utility distribution charges in that market. We assumed the billing systems, processes and personnel associated with billing and collections as part of the SESCo acquisition.

We are in the process of moving several of our operational functions to Houston, including IT, customer data solutions, accounting operations and collections. Our corporate functions, including marketing, finance, risk management and legal will remain in Connecticut, as will our corporate headquarters. While we cannot predict the exact timing of the movement of those selected operations to Houston, we expect that the process will be substantially completed by the end of fiscal year 2007.

Our Hedge Facility

Concurrently with the closing of the SESCo acquisition, we entered into a committed exclusive hedging facility with Société Générale. The hedge facility has an initial term of two years with subsequent one year renewal terms. The hedge facility provides us with the ability to enter into NYMEX natural gas and natural gas basis swaps for a tenor of up to 39 months. Fees under the hedge facility include an annual management fee, a volumetric fee based on the tenor of the swap and fees to allow Société Générale to hedge its potential risks arising from material declines of natural gas market prices based on our overall hedge position with them.

The hedge facility is secured by a first lien on the customer contracts and a second lien on substantially all of our other assets. In addition, we provided a total of $25.0 million as cash collateral for potential negative mark-to-market changes in the value of the forward hedged position. In April 2007, we replaced the $25 million of cash collateral with a letter of credit.

Our Revolving Credit Facility

In connection with the SESCo acquisition, we, through our wholly owned subsidiaries MxEnergy Inc. and MxEnergy Electric Inc., entered into an amended and restated credit facility with Société Générale, as administrative agent, and the lenders party thereto, referred to herein as our revolving credit facility. Our revolving credit facility is guaranteed by us and all of our domestic subsidiaries and is secured by a second priority lien on customer contracts and a first priority lien on substantially all of our and our subsidiaries’ other existing and future assets.

MxEnergy Inc. and MxEnergy Electric Inc. are permitted to borrow up to the lesser of (x) $280.0 million (which may be increased to up to $400.0 million under certain circumstances) and (y) the amount of the then applicable borrowing base. Borrowings under our revolving credit facility generally bear interest at a fluctuating rate based upon a base rate or a Eurodollar rate plus an applicable margin. The applicable margin for base rate loans ranges from 0.5% to 1.375% and the applicable margin for Eurodollar loans ranges from 1.5% to 2.375% during the first year of the revolving credit facility, such interest rates will be re-established during subsequent years, with the expectation that such margin percentages will not increase. All outstanding borrowings under our revolving credit facility are due on December 19, 2008. Letters of credit issued under our revolving credit facility will incur charges ranging from 1.375% to 2% per annum.

Our Floating Rate Senior Notes due 2011

On August 1, 2006, we entered into a $190.0 million senior unsecured bridge loan, or the bridge loan, the proceeds of which were used to fund the SESCo acquisition. On August 4, 2006, we issued $190.0 million aggregate principal amount of Floating Rate Senior Notes due 2011, referred to herein as the notes, at 97.5% of par value in a private placement pursuant to Rule 144A promulgated under the Securities Act. The net proceeds from the sale of the notes were used to repay the bridge loan. Interest on the notes is payable semi-annually at a rate of LIBOR plus 7.5% per annum and is reset semi-annually, in each case, on February 1 and August 1 of each year. In the event we complete one or more equity offerings, we may redeem up to 35% of the aggregate principal amount of the notes on or before August 1, 2009 at a price equal to 100% of the principal amount, plus a premium equal to the rate per annum on the notes outstanding on the date notice is given to redeem the notes plus accrued and unpaid interest to the redemption date.

On December 13, 2006, we purchased $12 million aggregate principal amount of the notes outstanding, and paid accrued interest of approximately $600,000, from an existing bond holder. We obtained the $11 million to repurchase such notes from proceeds under our credit facility with Sowood Commodity Partners Fund LP, or Sowood. The purchase of the $12 million in aggregate principal amount of notes resulted in us recording a gain on early extinguishment of debt of approximately $400,000, which is net of the write-off of approximately $600,000 relating to a pro rata portion of the original issue discount of 2.5% on the notes and unamortized debt issuance costs. The $400,000 was recorded as interest income and reported net of interest expense in our consolidated statement of operations for the nine months ended March 31, 2007.

Material Weakness in Internal Controls

In connection with the audit of our financial statements for the year ended June 30, 2006, we and our independent auditors reported to the audit committee of our board of directors that certain significant deficiencies in internal controls, when evaluated in the aggregate, result in a material weakness in the design and operation of our internal controls as of June 30, 2006. This material weakness has led to a restatement of our condensed consolidated financial statements for the three and six months ended December 31, 2006. For additional information regarding this identified material weakness, see “Controls and Procedures.”

Adjusted EBITDA

Management believes that Adjusted EBITDA is a measure commonly used by financial analysts in evaluating operating performance and liquidity of companies, including energy companies. Management also believes that this measure allows a standardized comparison between companies in the energy industry, while minimizing the differences from depreciation policies, financial leverage, hedging strategies and tax strategies. Accordingly, management believes that Adjusted EBITDA is the most relevant financial measure in assessing our operating performance and liquidity. Adjusted EBITDA, as used herein, is not necessarily comparable to similarly titled measures of other companies.

EBITDA is defined as net income (loss) before provision (credit) for income taxes, interest expense and depreciation and amortization. Adjusted EBITDA is defined by management as net income (loss) before provision (credit) for income taxes, interest expense, depreciation and amortization, stock compensation and unrealized gains (losses) from risk management activities. Management believes the items excluded from EBITDA to calculate Adjusted EBITDA are not indicative of true operating performance or liquidity of the business and reflect non-cash charges. Therefore, we believe that EBITDA would not provide an accurate reflection of the economic performance of the business since it includes the unrealized gains (losses) from risk management activities without giving effect to the offsetting changes in market value of the underlying customer contracts, which are being economically hedged. In addition, as the underlying customer contracts are not marked to market, the unrealized gains (losses) from risk management activities do not offer an accurate indication of the ultimate cash impact to the business, as the ultimate cash impact to the business is not determinable until delivery of natural gas under the customer contracts and the associated realized gain (loss) on risk management activity.

Management uses Adjusted EBITDA for a variety of purposes including assessing the performance and liquidity of the Company, allocating resources for operational initiatives (e.g., revising margins on sales initiatives), allocating resources for business growth strategies (e.g., considering acquisition opportunities), determining new marketing initiatives, determining market entry, rationalizing of internal resources, estimating the equity value of the Company, including its various equity instruments (such as common stock, preferred stock, stock options and warrants), and assessing compensation incentives for employees. Management also provides financial performance measures to its senior executive team and significant shareholders with an emphasis on Adjusted EBITDA, on a consolidated basis, as the appropriate basis in which to measure the performance and liquidity of the business. Furthermore, certain financial covenants in our revolving credit facility contain ratios based on EBITDA and the items excluded to calculate Adjusted EBITDA, as defined above. Accordingly, management and its significant shareholders utilize Adjusted EBITDA as the primary measure when assessing the operating performance and liquidity of the business.

EBITDA and Adjusted EBITDA (including pro forma presentations thereof) have limitations as analytical tools in comparison to operating income or other combined income data prepared in accordance with generally accepted accounting principles, or GAAP. Some of these limitations are:

•                  they do not reflect cash outlays for capital expenditures or contractual commitments;

•                  they do not reflect changes in or cash requirements for, working capital;

•                  they do not reflect the interest expense or the cash requirements necessary to service interest or principal payments, on indebtedness;

•                  they do not reflect income tax expense or the cash necessary to pay income taxes;

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA (including pro forma presentations thereof) do not reflect cash requirements for such replacements;

•                  Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and

•                  other companies, including other companies in our industry, may calculate these measures differently than as presented in this prospectus, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA and Adjusted EBITDA and the related ratios should not be considered as a measure of discretionary cash available to invest in business growth or reduce indebtedness. For more information, see the condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report.

The table below represents a reconciliation of net income (loss) for the three and nine months ended March 31, 2007 and 2006 to EBITDA and Adjusted EBITDA (in thousands).

	Three Months Ended March 31,
	2007	2006
Net income (loss)	$34,588	$(46,305)
Add: Interest expense, net	9,823	952
Income tax expense (benefit)	21,357	(31,875)
Depreciation and amortization	8,722	1,854
EBITDA	$74,490	$(75,374)
Subtract: Unrealized gains (losses) from risk management activities	28,927	(89,306)
Add: Stock compensation	3,111	800
Adjusted EBITDA	$48,674	$14,732

	Nine Months Ended March 31,
	2007	2006
Net loss	$(4,151)	$(24,738)
Add: Interest expense, net	27,163	2,277
Income tax benefit	(2,588)	(16,595)
Depreciation and amortization	21,398	6,067
EBITDA	$41,822	$(32,989)
Subtract: Unrealized losses from risk management activities	(12,989)	(57,571)
Add: Stock compensation	4,376	1,353
Adjusted EBITDA	$59,187	$25,935

The following table provides a reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the nine months ended March 31, 2007 and 2006 (in thousands).

	Nine Months Ended March 31,
	2007	2006
Adjusted EBITDA	$59,187	$25,935
Interest expense, net	(27,163)	(2,277)
Income tax benefit	2,588	16,595
Deferred tax benefit	(14,008)	(25,536)
Unrealized losses on interest rate swaps and amortization of deferred financing fees	7,295	255
Change in assets and liabilities, net of effects of acquisition:
Net inflow in restricted cash and short term investments	102	1,515
Accounts receivable	(82,226)	(60,395)
Inventories	34,157	11,762
Margin deposit on hedge facility	(25,000)	—
Option premiums	1,834	—
Income taxes receivable	5,535	—
Other assets	14,905	953
Accounts payable and accrued expenses	53,118	4,185
Net cash provided by (used in) operating activities	30,324	(27,008)

Net cash used in investing activities	(129,136)	(12,592)

Net cash provided by (used in) financing activities	175,049	(13,822)

Results of Operations

Natural gas accounts for 98% of our total sales which exposes us to a high degree of seasonality in our cash flows and income earned throughout our fiscal year. We utilize a considerable amount of cash from operations and borrowings under our revolving credit facilities to fund working capital, primarily inventory purchases, from April through October each calendar year (primarily our last and first fiscal quarters). We sell the majority of our natural gas from November through March of each calendar year (primarily our second and third fiscal quarters). We expect the significant seasonality to impact to our cash flows and earnings during fiscal 2007.

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

The average number of natural gas RCEs (each reflecting 100 MMBtus of annual natural gas consumption) for the three months ended March 31, 2007 was approximately 618,700, an increase of 65%, or approximately 242,600 RCEs over the same period in the prior year, due to the customers acquired in the SESCo acquisition. The increase in average RCEs was partially offset by an overall decline in net organic growth during the three months ended March 31, 2007.

Sales for the three months ended March 31, 2007 were $311.1 million, up $154.8 million, or 99%, compared to the same period in the prior year, principally due to natural gas consumption and fee revenue associated with the accounts acquired in the SESCo acquisition. In addition, the average selling price per unit (including fee revenue) increased by $1.90 to $12.16 per MMBtu, largely due to the higher price of natural gas when fixed price customer contracts were added or renewed in addition to fee income realized from certain of the SESCo customer contracts we acquired. MXenergy sold approximately 25,152,000 MMBtus of natural gas during the three months ended March 31, 2007 compared to approximately 14,821,000 MMBtus during the same period in the prior year. The increased volume is attributable to the customer contracts acquired in connection with the SESCo acquisition. However, overall usage per customer decreased over the same period in the prior year as a result of the warmer-than-normal weather experienced in the Midwestern and Northeastern United States during the three months ended March 31, 2007.

Gross profit for the three months ended March 31, 2007 was $94.2 million compared to a gross loss of $66.8 million in the same period in the prior year. The change is primarily related to unrealized gains on our risk management activities of $28.9 million and unrealized losses on risk management activities of $89.3 million for the three months ended March 31, 2007 and 2006, respectively, resulting from changes in forward natural gas prices during the respective periods in relation to the contracted forward prices. This impact should be fully or partially offset in future periods by higher or lower gross profit, as physical gas is delivered to customers during the remaining terms of their fixed rate contracts. The increase of $161.0 million in gross profit is also attributable to an overall increase in per-unit margin earned on customer contracts acquired in connection with the SESCo acquisition.

We have elected not to designate any derivative instruments as hedges in accordance with the provisions of SFAS No. 133. Accordingly, any changes in derivative fair value must be adjusted through unrealized losses or gains from risk management activities in the consolidated statements of operations as evidenced by the $28.9 million unrealized gains and $89.3 million unrealized losses on risk management activities previously discussed. In addition, the election not to perform hedge accounting can have an impact on earnings as the losses or gains on realized risk management activities may impact earnings during a different period than the associated margin achieved on the physical sale of natural gas. Each period we do not perform hedge accounting is specifically impacted by realized gains or losses on risk management activities recorded in the prior period, which under hedge accounting would have been deferred in the prior period and recorded in the current period, and gains or losses on realized risk management activities recorded in the current period which under hedge accounting would have been deferred in the current period and recorded in subsequent periods. Under hedge accounting, deferring realized gains or losses on risk management activities would ensure that such realized gains or losses are eventually recorded in the same period as the associated margin achieved when inventory is sold to customers under fixed rate contracts (i.e., the hedging gains and losses would be recorded in the same period as the item being hedged affects earnings).

In our segment analysis, we evaluate performance based on several factors of which the primary financial measure is gross profit adjusted to exclude the effect of any unrealized gains or losses from risk management activities. We classify our business interests into three reportable segments: residential and small commercial natural gas, mid-market commercial natural gas and electricity. The combined adjusted gross profit for the three months ended March 31, 2007 was $65.2 million, an increase of $42.7 million over the same period in the prior year. As we do not perform hedge accounting, this increase includes an estimated $12.0 million of net losses recorded in the same period in the prior year and $1.8 million of estimated net gains recorded in the current period related to realized risk management activities that impacted operations during a different period than the associated margin achieved on the physical sale of natural gas. The discussion of the impact of the estimated $1.8 million of realized gains and estimated $12.0 million of realized losses on our earnings for the three months ended March 31, 2007 and 2006, respectively, assumes our hedge accounting would have been 100% effective. The overall increase in adjusted gross profit between the periods is primarily due to gross profit earned on customer contracts acquired in connection with the SESCo acquisition.

Operating expenses for the three months ended March 31, 2007 were $28.4 million, up 173% from $10.4 million in the three months ended March 31, 2006. This increase was primarily due to increased staffing levels and related costs, higher customer care costs and increased depreciation and amortization expense, all of which were mainly related to the SESCo acquisition. The increase in operating expenses was also attributable to an increase in staffing levels and professional fees in connection with improving the segregation of duties within the Company and its overall control environment. MXenergy also recorded rationalization charges of $0.3 million related to the SESCo acquisition during the three months ended March 31, 2007.

For the three months ended March 31, 2007, MXenergy recorded $21.4 million of income tax expense compared to a $31.9 million income tax benefit for the same period in the prior year.  The change from the prior year is attributable to a change from a pre-tax loss of $78.2 million for the three months ended March 31, 2006 to pre-tax income of $55.9 million for the three months ended March 31, 2007. The overall decrease in the effective income tax rate between the periods is primarily due to a decrease in the Company’s effective state tax rate as a result of the acquisition of SESCo.

MXenergy reported Adjusted EBITDA of $48.7 million for the three months ended March 31, 2007, as compared to Adjusted EBITDA of $14.7 million for the same period in the prior year. Adjusted EBITDA excludes unrealized gains and losses from risk management activities and non-cash compensation expenses. The increase of $34.0 million versus the same period in the prior year was primarily due to an increase in gross profit earned on customer contracts acquired in connection with the SESCo acquisition. Included in the net increase of $34.0 million is an estimated net gain of $1.8 million in the current period as compared to an estimated net loss of $12.0 million recorded in the same period in the prior year related to the settlement of risk management activities associated with ending inventory balances. The net gains and losses on risk management activities are largely offset in subsequent periods by the associated effect on margins when inventory is sold to customers under fixed rate contracts. MXenergy records revenues from the sale of natural gas and electricity in the period in which the commodity is consumed by customers, or, in certain circumstances, when title passes upon delivery to the LDC. MXenergy recorded a net gain of $6.4 million during the three months ended March 31, 2007 in connection with the annual revenue reconciliation performed for the LDCs through which MXenergy records revenue when title of the natural gas passes to the LDC. MXenergy did not record any material adjustments during the three months ended March 31, 2006 with respect to the annual LDC reconciliations. In addition, during the three months ended March 31, 2007, MXenergy recorded rationalization charges of $0.3 million related to the SESCo acquisition. After excluding the gains and losses on risk management activities, the gains on annual LDC reconciliations and rationalization charges recorded relating to the SESCo acquisition, MXenergy reported a net increase of $14.1 million during the three months ended March 31, 2007 over the same period in the prior year, primarily due to an increase in gross profit earned on customer contracts acquired in connection with the SESCo acquisition, offset by a decrease in gross profit earned per customer due to a 9% decrease in heating degree days across our natural gas markets for the three months ended March 31, 2007 in comparison to the same period in the prior year, due to warmer-than-normal weather experienced in the Midwestern and Northeastern United States. A heating degree day is defined as the difference between 65 degrees Fahrenheit and the average ambient temperature for a day (e.g., a 45 degree Fahrenheit temperature is equivalent to 20 heating degree days).

Nine Months Ended March 31, 2007 Compared with Nine Months Ended March 31, 2006

The average number of natural gas RCEs for the nine months ended March 31, 2007 was approximately 584,100, an increase of 61%, or approximately 221,700 RCEs, over the same period in the prior year, due to the customers acquired in the SESCo acquisition. The increase in average RCEs was partially offset by an overall decline in net organic growth during the nine months ended March 31, 2007.

Sales for the nine months ended March 31, 2007 were $592.3 million, up $286.3 million, or 94%, compared to the same period in the prior year, principally due to natural gas consumption and fee revenue associated with the accounts acquired in the SESCo acquisition. In addition, the average selling price per unit (including fee revenue) increased by $1.87 to $11.75 per MMBtu, largely due to the higher price of natural gas when fixed price customers were added or renewed and fee income realized from certain of the SESCo customers acquired in the SESCo acquisition. MXenergy sold approximately 49,257,000 MMBtus of natural gas during the nine months ended March 31, 2007 compared to approximately 29,582,000 MMBtus during the same period in the prior year. The increased volume is largely attributable to the customers acquired in connection with the

SESCo acquisition. However, overall usage per customer decreased over the same period in the prior year as a result of warmer-than-normal weather experienced in the Midwestern and Northeastern United States during the last two quarters of the nine months ended March 31, 2007.

Gross profit for the nine months ended March 31, 2007 was $91.6 million compared to a gross loss of $12.7 million in the same period in the prior year. The increase is primarily related to unrealized losses on our risk management activities of $12.9 million for the nine months ended March 31, 2007 as compared to $57.6 million for the nine months ended March 31, 2006, resulting from changes in forward natural gas prices during the respective periods in relation to the contracted forward prices. This impact should be fully or partially offset in future periods by higher or lower gross profit, as physical gas is delivered to customers during the remaining terms of their fixed rate contracts. The increase of $104.3 million in gross profit is also attributable to an overall increase in per-unit margin earned on customer contracts acquired in connection with the SESCo acquisition.

In our segment analysis, we evaluate performance based on several factors of which the primary financial measure is gross profit adjusted to exclude the effect of any unrealized gains or losses from risk management activities.  We classify our business interests into three reportable segments: residential and small commercial natural gas, mid-market commercial natural gas and electricity. The combined adjusted gross profit for the nine months ended March 31, 2007 was $104.6 million, an increase of $59.7 million over the same period in the prior year. As we do not perform hedge accounting, this increase includes an estimated $3.1 million of realized losses recorded in the same period in the prior year and $0.7 million of estimated realized gains recorded in the current period related to realized risk management activities that impacted operations during a different period than the associated margin achieved on the physical sale of natural gas during the period. The discussion of the impact of the estimated $0.7 million of realized gains and $3.1 million of estimated realized losses on our earnings for the nine months ended March 31, 2007 and 2006, respectively, assumes our hedge accounting would have been 100% effective. The overall increase in adjusted gross profit between the periods is primarily due to margin earned on customer contracts acquired in connection with the SESCo acquisition.

Operating expenses for the nine months ended March 31, 2007 were $71.2 million, up 170% from $26.4 million in the nine months ended March 31, 2006. This was primarily due to increased staffing levels and related costs, higher customer care costs and increased depreciation and amortization expense, all of which were primarily related to the SESCo acquisition. The increase in operating expenses was also attributable to an increase in staffing levels and professional fees in connection with improving the segregation of duties within the Company and its overall control environment. MXenergy also recorded rationalization charges of $1.3 million and compensation expenses of $0.8 million for management bonuses related to the SESCo acquisition during the nine months ended March 31, 2007.

For the nine months ended March 31, 2007, MXenergy recorded $2.6 million of income tax benefit compared to $16.6 million of income tax benefit for the same period in the prior year.  The change from the prior year is attributable to the change from a pre-tax loss of $41.3 million for the nine months ended March 31, 2006 to a pre-tax loss of $6.7 million for the nine months ended March 31, 2007.  The overall decrease in the effective income tax rate between the periods is primarily due to a decrease in the Company’s effective state tax rate as a result of the acquisition of SESCo.

Adjusted EBITDA for the nine months ended March 31, 2007 was $59.2 million as compared to Adjusted EBITDA of $25.9 million for the same period in the prior year. The increase of $33.3 million versus the same period in the prior year was due primarily to an increase in gross profit earned on customer contracts acquired in connection with the SESCo acquisition.  Included in the net increase is an estimated net gain of $0.7 million in the current period versus an estimated net loss of $3.1 million recorded in the same period in the prior year related to the settlement of risk management activities associated with ending inventory balances. As noted, the net gains and losses on risk management activities are largely offset in subsequent periods by the associated effect on margins when the inventory is sold to customers under fixed rate contracts. In addition, MXenergy recorded non-recurring rationalization charges and compensation expense of $1.3 million and $0.8 million respectively, related to the SESCo acquisition. After excluding the gains and losses on risk management activities and rationalization charges and non-recurring compensation expenses recorded relating to the SESCo acquisition, MXenergy reported a net increase of $31.6 million during the nine months ended March 31, 2007 compared to the same period in the prior year, primarily due to an increase in gross profit earned on customer contracts acquired in connection with the SESCo acquisition, offset by a decrease in gross profit earned per customer due to a 17% decrease in heating degree days across our natural gas markets for the last two quarter of the nine months ended March 31, 2007 in comparison to the same period in the prior year, due to warmer-than-normal weather experienced in the Midwestern and Northeastern United States.

Liquidity and Capital Resources

Our principal source of liquidity for funding our ongoing operations is cash from operations and availability under our revolving credit facility with Societe Generale. Our liquidity requirements arise primarily from our obligations under the indebtedness incurred in connection with customer acquisition costs and the funding of our overall seasonal working capital needs. Because we sell natural gas and electricity, we are subject to material variations in short-term indebtedness under our revolving credit facility on a seasonal basis, due to the timing of commodity purchases to meet customer demands. For the three months ended March 31, 2007 and 2006, the average amount of borrowings under our revolving credit facility, including seasonal borrowings, was $0 and $29.4 million, respectively, and $0 and $26.4 million for the nine months ended March 31, 2007 and 2006, respectively. For the year ended June 30, 2007, we estimate that we will utilize approximately $6 million of our revolving credit facility for our seasonal working capital requirements. We may use the available portion of our revolving credit facility and the Sowood credit facility, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions and other permitted purposes.

At March 31, 2007, we had $82.3 million of cash on hand. During the nine months ended March  31, 2007, we used cash provided by operating activities of $30.2 million, proceeds from the notes of $185.2 million, $11.0 million of proceeds from our Sowood credit facility, $0.1 million of restricted cash and short term investments and a $3.3 million cash deposit to fund the purchase price of the SESCo acquisition of $126.0 million, customer acquisition costs of $4.9 million, capital expenditures of $1.5 million, debt financing costs of $9.3 million, the repurchase of the notes of $11.7 million, the purchase of common stock for cancellation of $0.2 million and to increase cash balances by $76.2 million.

At March 31, 2006, we had $0.2 million of cash on hand. During the nine months ended Marc 31, 2006, we used cash balances of $53.4 million and restricted cash and short term investments of $1.5 million to fund operating activities of $28.5 million, the purchase of a customer portfolio from Castle of $3.0 million, customer acquisition costs of $5.3 million, capital expenditures of $4.2 million, net repayments of  debt of $12.4 million and to purchase $1.5 million of common stock for cancellation.

Our Hedge Facility

Prior to entering into the credit facility with Société Générale in December 2005, MXenergy utilized a supplier finance arrangement with Virginia Power Energy Marketing, Inc., or VPEM. In September 2002, MXenergy entered into a five year Energy Marketing Agreement, or EMA, with VPEM. The EMA provides for exclusive physical supply in specified LDC territories and, prior to December 2005, allowed MXenergy to borrow amounts based on the level of our trade receivables and inventories. The terms of the loans varied but were generally due in either 60-day or 300-day increments for receivables and inventory. Interest under the loans accrued at prime to prime plus 2% depending on the term of the advance. In addition, the EMA provided for borrowings of up to $6.5 million to meet certain collateral requirements with LDCs (including third party guarantees) which accrued interest at 3% per annum. The EMA provided us with the ability to enter into NYMEX Henry Hub and natural gas basis swaps for terms of up to 39 months without having to post any cash collateral for margining. Administrative fees and other volumetric based expenses also apply to the total financing costs of the EMA. The EMA was secured by a first lien on all of MXenergy’s assets prior to the closing of the credit facility in December 2005.

In conjunction with the closing of our credit facility in December 2005, the EMA was amended to eliminate the provision for cash borrowings and the $6.5 million for guarantees. In addition, we must satisfy all physical and financial purchases on industry standard credit terms. Any physical gas purchases from VPEM in excess of $25.0 million must be collateralized with cash or letters of credit.

The hedge facility with Société Générale replaced the financial hedging component of the EMA including the $25 million of open credit on physical gas purchases, as previously discussed. We posted an initial balance of $25.0 million in cash collateral as margin for the hedge facility. In April 2007, we replaced the $25 million of collateral with a letter of credit. We will not be required to post additional collateral beyond the initial margin requirements unless our forward hedged positions exceed 65,000 MMBtus. Our forward hedged positions as of March 31, 2007 was an unrealized loss of $13.9 million and totaled approximately 23,535 MMBtus which provides us with the ability to increase our forward hedged positions by 176% before we would be required to post any additional collateral. For more information about our hedge facility, see “—The SESCo Acquisition and Related Transactions” above.

Our Revolving Credit Facility

Under our revolving credit facility, MxEnergy Inc. and MxEnergy Electric Inc. are permitted to borrow up to the lesser of (x) $280.0 million (which may be increased to up to $400.0 million under certain circumstances) and (y) the amount of the then applicable borrowing base. Borrowings under our revolving credit facility generally bear interest at a fluctuating rate based upon a base rate or a Eurodollar rate plus an applicable margin. The applicable margin for base rate loans ranges from 0.5% to 1.375% per annum and the applicable margin for Eurodollar loans ranges from 1.5% to 2.375% per annum during the first year of the revolving credit facility. Such interest rates will be re-established during subsequent years, with the expectation that such margin percentages will not increase. All outstanding borrowings under our revolving credit facility are due on December 19, 2008. Letters of credit issued under our revolving credit facility will incur charges ranging from 1.375% to 2% per annum.

Our revolving credit facility contains customary covenants that restrict certain activities including, among others, limitation on capital expenditures, disposal of property and equipment, incurrence of additional indebtedness, issuance of capital stock and dividend payments. Financial covenants under our revolving credit facility include, among others, minimum tangible net worth, minimum working capital and interest coverage, each as defined in our revolving credit facility, which was amended on April 6, 2007 to reflect changes in the financial thresholds of certain covenants. Our revolving credit facility also contains customary events of default. For more information about our revolving credit facility, see “—The SESCo Acquisition and Related Transactions” above.

As of the date hereof, we are in compliance with the covenants under our revolving credit facility and we expect to continue to be in compliance during the next twelve months (i.e., through March 31, 2008). Because we have been in compliance with the covenants in our revolving credit facility, these covenants have not had a material impact on our operations, financial condition and results of operations. However, in the future our ability to secure financing for our operations or otherwise pursue our business plan could be limited by these covenants, and if we are unable to obtain financing for our operations or otherwise pursue our business plan, our growth may be impaired and our revenues may decline.

Our Floating Rate Senior Notes due 2011

The indenture governing the notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional debt or issue certain preferred shares; pay dividends on, redeem or repurchase our capital stock or make other restricted payments; make investments; create certain liens; sell certain assets; enter into agreements that restrict the ability of our subsidiaries to make dividend or other payments to us; guarantee indebtedness; engage in transactions with affiliates; prepay, repurchase or redeem the notes; create or designate unrestricted subsidiaries; and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis. If a change of control, as defined in the indenture governing the notes, were to occur, we will be obligated to make an offer to purchase the notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest, if any, to the date of purchase. If a change of control were to occur, we may not have the financial resources to repay all of our obligations under the notes. For more information about the notes, see “—The SESCo Acquisition and Related Transactions” above.

Unlike our revolving credit facility, the financial covenants in the indenture governing the notes primarily limit our ability to incur additional debt, make distributions or engage in other actions rather than require us to maintain certain financial ratios or levels. Consequently, the covenants in the indenture have not had a significant impact on our operations, financial condition and results of operations. However, in the future our ability to secure financing for our operations could be limited by these covenants, and if we are limited in our ability to obtain financing, our operations, financial condition and results of operations could be adversely affected.

In August 2006, we entered into interest rate swap agreements to hedge the floating rate interest expense on the notes. The swaps are fixed-for-floating and settle against the six month LIBOR rate. The fixed rates under the swaps range from 5.68% to 5.72% per annum. The total notional amount of the interest rate swaps is $130 million with an average initial term of four years. None of the interest rate swap agreements have been designated as a hedge under SFAS No. 133; accordingly, changes in the market value of the interest rate swaps have been and will be charged to interest expense.

On December 13, 2006, we purchased $12 million aggregate principal amount of the notes outstanding, and paid accrued interest of approximately $600,000, from an existing bond holder. We obtained the $11 million to re-purchase the notes from proceeds under the Sowood credit facility. The purchase of the $12 million in aggregate principal amount of notes resulted in us recording a gain on early extinguishment of debt of approximately $400,000, which is net of the write-off of approximately $600,000 relating to a pro rata portion of the original issue discount of 2.5% on the notes and unamortized debt issuance costs.

The $400,000 was recorded as interest income and reported net of interest expense in its consolidated statement of operations for the nine months ended March 31, 2007.

Sowood Credit Facility

Our subsidiary, MxEnergy Inc., entered into an amended and restated loan agreement with Sowood on November 14, 2003, which loan agreement was amended on March 22, 2004. We may borrow up to $12.0 million under the Sowood credit facility. Amounts borrowed under the Sowood credit facility may be repaid and reborrowed from time to time. On December 13, 2006, we borrowed $11 million under the Sowood credit facility to repurchase $12 million in aggregate principal amount of the notes outstanding. See our condensed consolidated financial statements for the quarter ended March 31, 2007 included elsewhere in this Quarterly Report for more information.

Borrowings under the Sowood credit facility bear interest at a rate of 9% per annum. All outstanding borrowings under the Sowood credit facility will be due on May 14, 2009 or such later date as approved by Sowood in its sole discretion. Borrowings under the Sowood credit facility are secured by a pledge of substantially all of the assets of MxEnergy Inc. As of March 31, 2007, $11 million was outstanding under the Sowood credit facility. As of March 31, 2006, no amounts were outstanding under the Sowood credit facility.

The Sowood credit facility contains operating and financial covenants. These financial and operational covenants are based on definitions contained in the Sowood credit facility. The financial and operational covenants require MxEnergy Inc. to maintain, among other things, minimum forward book values, minimum total asset values, minimum qualified accounts and minimum consolidated EBITDA.

As of March 31, 2007, we were in compliance with the covenants under the Sowood credit facility. Because we have been in compliance with the covenants in the Sowood credit facility, these covenants have not had a material impact on our operations, financial condition and results of operations. However, in the future our ability to secure financing for our operations or otherwise pursue our business plan could be limited by these covenants, and if we are unable to obtain financing for our operations or otherwise pursuing our business plan, our growth may be impaired and our revenues may decline.

Other

Credit terms from our suppliers of natural gas and electricity often require us to post collateral against our energy purchases. In addition, many of the LDCs behind which we serve customers require that we provide collateral to secure our delivery obligations. We currently finance these collateral obligations with letters of credit under our revolving credit facility or from available cash. Increases in the amount of security we are required to post could adversely affect our liquidity. As of March 31, 2007, we had $121.1 million in letters of credit and $0.3 million in restricted cash and $0.6 million in deposits used as collateral in connection with LDC operating agreements or to support energy purchases. Total availability under our revolving credit facility as of March 31, 2007 was $90.2 million.

Estimates for liquidity requirements are highly dependent on then current market conditions including forward prices for energy and market volatility. In determining our liquidity needs, we assume that we will not be provided with any unsecured credit from third parties.

Based upon our current plans, level of operations and business conditions, we believe that our restricted and unrestricted cash, cash generated from operations, availability under revolving credit facility and Sowood credit facility and the net proceeds received by us from the sale of the notes will be sufficient to meet our capital requirements and working capital needs for the foreseeable future.

Employee Restructuring

In August 2006, we approved and announced to employees a plan to move certain of our operations to Houston, Texas in connection with the SESCo acquisition. The terms of the rationalization plan, which are specific to each employee affected, include various employee benefit cost components such as severance, retention bonuses and reimbursement of relocation costs. Certain of the employee benefit costs are contingent on future events, such as continued employment during defined transition periods. We estimate the maximum rationalization charges for the plan, all of which relate to employee severance and benefits, will amount to approximately $1.5 million. We recorded rationalization charges of $0.3 million and paid rationalization charges of $0.4 million during the three months ended March 31, 2007 and recorded rationalization charges of $1.3 million and paid rationalization of charges $0.7 million during the nine months ended March 31, 2007. We expect to record $0.1 million and $0.1 million of rationalization charges during the remainder of fiscal year 2007 and fiscal year 2008, respectively. We expect to pay $0.1 million and $0.7 million of such employee severance and benefits during the remainder of fiscal year 2007 and fiscal year 2008, respectively, utilizing cash flows from operations. All rationalization charges have been recorded to general and administrative expenses in the condensed consolidated statement of operations.

Off-Balance Sheet Arrangements

As of March 31, 2007, we did not have any off-balance sheet arrangements.

Summary of Contractual Obligations

The following table discloses aggregate information about MXenergy’s contractual obligations and commercial commitments as of March 31, 2007 (in millions):

	Outstanding	Less Than 1 Year	2-3 Years	3-5 Years	Thereafter	Total
Notes(1)	$178	$—	$—	$178	$—	$178
Our revolving credit facility(2)	—	—	—	—	—	—
Sowood credit facility(3)	11.0	—	11.0	—	—	11.0
Hedge facility	1.0	1.0	—	—	—	1.0
Operating leases	4.0	0.7	1.5	0.5	1.3	4.0
Unconditional purchase obligations(4)	3.2	2.7	0.5	—	—	3.2
Unconditional purchase obligations(5)	116.4	90.0	26.4	—	—	116.4
Redeemable convertible preferred stock(6)	31.0	—	—	31.0	—	31.0
Total	$344.6	$94.4	$39.4	$209.5	$1.3	$344.6

(1)             Excludes annual interest expense, estimated to be $23.0 million, and excludes $3.9 million of debt discount.

(2)             Excludes annual interest expense and $121.1 million in issued letters of credit.

(3)             On December 13, 2006, we borrowed $11 million under the Sowood credit facility to repurchase $12 million in aggregate principal amount of the notes outstanding. The balance outstanding at March 31, 2007 is reflected based on the contractual termination date of our Sowood credit facility. This amount excludes annual interest expense, estimated to be $0.9 million.

(4)             Represents forward physical basis contracts and only the fixed portion thereof.

(5)             Represents forward physical basis contracts and only the variable portion thereof. The variable portion is indexed as the NYMEX settle price for the corresponding delivery month in which the natural gas is purchased. The estimated contractual obligations are based on the NYMEX forward curve as of March 31, 2007 for all corresponding delivery months.

(6)             Excludes $1.6 million of issuance costs, excludes annual dividends and does not give effect to redemption at the fair market value of the shares of our Series A Convertible Preferred Stock. The holders of our Series A Convertible Preferred Stock will have the right to “put” such stock to the Company after June 30, 2009. Redemption value is $31.0 million.  For a more detailed description, see the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

Critical Accounting Policies

There have been no changes in our critical accounting policies from those described in our Registration Statement on Form S-4 as filed with the Securities and Exchange Commission.

New Accounting Standards

The following new accounting standard was issued and adopted by us on July 1, 2006.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and the measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide services in exchange for the award (i.e., the vesting period). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25 and its related interpretations. We adopted SFAS No. 123R on July 1, 2006.

As we historically utilized the minimum value method for pro forma disclosures under the original provisions of SFAS No. 123, we were required to adopt the provisions of SFAS No. 123R using the prospective method. Under the prospective method, we will continue to account for non-vested awards outstanding at the date of adoption of SFAS No. 123R in the same manner as they had been accounted for prior to adoption for financial statement recognition purposes. All awards granted, modified or settled after the adoption will be accounted for using the measurement, recognition and attribution provisions of SFAS No. 123R. The adoption of SFAS No. 123R did not have any financial impact on our financial position, results of operations or cash flows for awards granted prior to June 30, 2006.  During the nine months ended March 31, 2007, we granted 508,000 stock option awards to various employees.  Refer to our consolidated financial statements included elsewhere in this Quarterly Report for more information regarding the financial impact of these awards.

The following new accounting standards were issued, but have not yet been adopted by us as of March 31, 2007:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” or FIN No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN No. 48 is effective for us on July 1, 2007. We have not yet determined the impact of adopting FIN No. 48 on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurement,”or SFAS No. 157, which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

Under SFAS No. 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS No. 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy.

The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (i.e., our fiscal year ended June 30, 2009). Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We have not yet determined the impact of adopting SFAS No. 157 on our financial statements.

Inflation

We do not believe inflation has a significant effect on our operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in commodity prices and interest rates. In the normal course of business, we also have limited foreign currency risk associated with our Canadian operations. We employ established policies and procedures to manage our exposure to these risks. Other information relevant to this can be found in our consolidated financial statements for the year ended June 30, 2006 included in our Registration Statement on Form S-4.

Commodity Price Risk

We are exposed to commodity price variability in natural gas and electricity to meet projected demand under fixed priced contracts. We utilize both physical and derivative financial instruments to reduce our exposure to fluctuations in the price of natural gas and electricity. Commodity derivatives used as hedges typically have included swaps and options executed under the EMA and currently under the hedge facility. At March 31, 2007, the expiry of our hedging instruments extended to March 2010.

We have adopted a risk management policy to measure and limit market risk and credit risk associated with our fixed price portfolio. Our policy requires us to maintain a balanced position at all times and does not permit speculative trading. We have an independent risk management department within the Company responsible for monitoring and enforcement of such policies. The risk policy currently requires that any underlying Nymex position exposure in excess of $1.0 million for more than one day be promptly mitigated.

In addition, we utilize an internally developed modified variance/co-variance “value-at-risk,” or VAR, model to estimate a maximum potential loss in the fair value of our natural gas portfolio. The key assumptions for our VAR model include (1) the higher of 10 and 30 day NYMEX volatility, (2) the net open position for anticipatory hedges and (3) a 99.73% confidence interval. We also run VAR based on an assumed 10,000 RCE anticipatory hedge using the same assumptions.

The estimated maximum potential loss in our fixed price natural gas portfolio using our actual net open position using the VAR model were $418,000 and $820,000 as of the end of each month for the three and nine months ended March 31, 2007, respectively, and the estimated maximum potential loss in our fixed price natural gas portfolio using an assumed 10,000 RCE anticipatory hedge calculated using the VAR model as of the end of each month for the three and nine months ended March 31, 2007 were $65,000 and $426,000, respectively.

Credit Risk

We are exposed to credit risk in our risk management activities. Credit risk relates to the loss resulting from the nonperformance by a counterparty of its contractual obligations. Historically, we executed all of our fixed price positions under the EMA which includes a master netting agreement that mitigates the outstanding credit exposure. Under our hedge facility, our risk management activities are with an AA-/Aa2 rated financial institution. To the extent we purchase financial hedges or physical commodity from other counterparties, our risk policy provides for ongoing financial reviews, established credit limits as well as monitoring, managing and mitigating credit exposure.

We also are exposed to credit risk in our sales activities. Approximately 49% of our RCEs are guaranteed by the LDCs at a weighted average discount rate of approximately 1%. Such discount is the cost of service to guarantee the receivable. In cases where receivables are guaranteed by the LDC, we are exposed only to the credit risk of the LDC, rather than that of our actual customers. 94% of our accounts receivable in guaranteed markets are with investment grade LDCs. We assume the credit risk for approximately 12% of the total volume billed by LDCs on our behalf and for the remaining 39% of the total volume billed by us.

Interest Rate Risk

We are exposed to fluctuations in interest rates under our revolving credit facility and the Sowood credit facility. Effective August 4, 2006, we also became exposed to fluctuations in interest rates under the senior notes. As of March 31, 2007, $11 million of debt was outstanding under our Sowood credit facility and $173.6 million of debt was outstanding under our notes, which is net of $3.9 million of original issue discount. In anticipation of issuing the notes, we entered into interest rate swap agreements during fiscal year 2007. Such interest rate swap agreements will be utilized to manage our exposure to interest rate fluctuations on the notes. These agreements effectively convert interest rate exposure from a variable rate to a fixed rate of interest. See our condensed consolidated financial statements included elsewhere in this Quarterly Report for an outline of the principal and notional amounts, interest rates, fair values and other terms required to evaluate the expected cash flows from these debt agreements.

Based on the average outstanding amount of our variable rate indebtedness during the three and nine months ended March 31, 2007, a one percentage point change in the interest rates for our variable rate indebtedness would have impacted interest expense by an aggregate of approximately $0.2 million and $0.4 million, respectively. Based on the expected average outstanding amount of our variable rate indebtedness in fiscal year 2007, a one percentage point change in the interest rates for our variable rate indebtedness would impact fiscal year 2007 interest expense by an aggregate of approximately $0.6 million, after taking into account the average outstanding notional amount of our interest rate swap agreements.

ITEM 4. Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.” Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the financial statements is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. In making this evaluation, we have considered certain material weaknesses (as described below) identified by us and Ernst & Young LLP, or E&Y, our independent registered accounting firm, and communicated to the audit committee of our board of directors in connection with our June 30, 2006 year-end audit and which we and E&Y believe continue to exist through March 31, 2007.  A material weakness is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in this Quarterly Report has been timely recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. The material weaknesses in our controls and procedures have led to a restatement of our condensed consolidated financial statements for the three and six months ended December 31, 2006.

In connection with the audit of our consolidated financial statements for the year ended June 30, 2006, E&Y notified the audit committee of our board of directors that we had inadequate staffing levels in the accounting department which results in the lack of a proper segregation of duties at the Controller level and that the overall supervision and review of the daily accounting function and the accounting for transactions may not operate at a level which could detect errors of significance and that improved monitoring of transactions with the LDCs was appropriate. In addition, E&Y advised our audit committee that the lack of formalization of our policies and procedures pertaining to change management controls and logical security over its information technology systems results in an ineffective information technology general controls environment.  Management further communicated to the audit committee that it had identified billing errors specific to one of our customer relationship management systems.  The billing errors affected customers within a variety of LDCs and principally related to under-billing customers during fiscal year 2006.  The billing errors arose due to improper controls surrounding the customer sales price renewal process.

In response to these identified control deficiencies, we have implemented certain disclosure control enhancements, policies and procedures, including

•                  doubling our finance personnel since our June 30, 2006 audit, including a director of financial reporting, director of tax, treasury manager, an accounts payable clerk, a tax manager, and an accounting systems manager, as well as the core group of well-qualified and experienced accounting personnel that joined us in connection with the SESCo acquisition;

•                  creating a co-sourced internal audit function with a professional services firm;

•                  purchasing and implementing an accounting system designed to facilitate reconciliation and reporting of transactions;

•                  initiating a process whereby the Controller and/or the Chief Financial Officer sign-off on the review and approval of significant accounting entries;

•                  purchasing and implementing a risk management system designed to help better track our risks and to facilitate reconciliation and reporting of transactions and risks and, in the interim, centralizing the risk management reporting function to a risk manager and initiating monthly meetings between supply and operations and the accounting team to ensure that all transactions are appropriately recorded;

•                  employing a risk oversight committee, chaired by a member of the board of directors, which has adopted policies and guidelines regarding the management of our supply portfolio and hedging instruments;

•                  implementing various controls throughout the customer sales price renewal process to timely identify and address pricing errors;

•                  initiating the process to add additional personnel to the office of the General Counsel; and

•                  implementing information technology policies and procedures, including increased regulation of network access, enhanced database management and added segregation of responsibilities.

Other than as described above, there have been no changes in our “internal controls over financial reporting” (as defined in Rule 3a-15(f) of the Exchange Act) during the period covered by this Quarterly Report that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  Legal Proceedings

From time to time, we are a party to claims and legal proceedings that arise in the ordinary course of business. We do not believe that any such proceedings to which we are currently a party are material to our business.

ITEM 1A.  Risk Factors

There are no material changes to the risk factors disclosed in our Registration Statement on Form S-4 as filed with the SEC on April 20, 2007 except as set forth below.

We have identified a material weakness in the design and operation of our internal controls as of June 30, 2006, which, if not properly remediated, could result in material misstatements in our financial statements in future periods.

In connection with the audit of MXenergy’s financial statements for the year ended June 30, 2006, MXenergy and its independent auditors reported to the audit committee of the board of directors that certain significant deficiencies in internal controls, when evaluated in the aggregate, resulted in a material weakness in the design and operation of our internal controls as of June 30, 2006 and which MXenergy and its independent auditors believe continues to exist through March 31, 2007.  Specifically, the material weakness in our controls and procedures has led to a restatement of MXenergy’s condensed consolidated financial statements for the three and six months ended December 31, 2006.

A material weakness is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In connection with the audit of MXenergy’s financial statements for the year ended June 30, 2006, MXenergy’s independent auditors communicated to the audit committee of MXenergy’s board of directors that MXenergy has inadequate staffing levels in the accounting department which results in the lack of a proper segregation of duties at the Controller level and that the overall supervision and review of the daily accounting function and the accounting for transactions may not operate at a level which could detect errors of significance and that improved monitoring of transactions with the LDCs was appropriate. In addition, MXenergy’s independent auditors advised MXenergy’s audit committee that the lack of formalization of MXenergy’s policies and procedures pertaining to change management controls and logical security over its information technology systems results in an ineffective information technology general controls environment. We further communicated to the audit committee that we had identified billing errors specific to one of our customer relationship management systems. The billing errors affected customers within a variety of LDCs and principally related to under-billing customers during fiscal 2006. The billing errors arose due to improper controls surrounding the customer sales price renewal process.

In response to these identified control deficiencies, we have implemented certain disclosure control enhancements, policies and procedures, including:

•                  doubling our finance personnel since our June 30, 2006 audit, including a director of financial reporting, director of tax, treasury manager, an accounts payable clerk, a tax manager, and an accounting systems manager, as well as the core group of well-qualified and experienced accounting personnel that joined us in connection with the SESCo acquisition;

•                  creating a co-sourced internal audit function with a professional services firm;

•                  purchasing and implementing an accounting system designed to facilitate reconciliation and reporting of transactions;

•                  initiating a process whereby the Controller and/or the Chief Financial Officer sign-off on the review and approval of significant accounting entries;

•                  purchasing and implementing a risk management system designed to help better track our risks and to facilitate reconciliation and reporting of transactions and risks and, in the interim, centralizing the risk management reporting function to a risk manager and initiating monthly meetings between supply and operations and the accounting team to ensure that all transactions are appropriately recorded;

•                  employing a risk oversight committee, chaired by a member of the board of directors, which has adopted policies and guidelines regarding the management of our supply portfolio and hedging instruments;

•                  implementing various controls throughout the customer sales price renewal process to timely identify and address pricing errors;

•                  initiating the process to add additional personnel to the office of the General Counsel; and

•                  implementing information technology policies and procedures, including increased regulation of network access, enhanced database management and added segregation of responsibilities.

Other than as described above, there have been no changes in our “internal controls over financial reporting” (as defined in Rule 3a-15(f) of the Exchange Act) during the period covered by this Quarterly Report that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.  Defaults Upon Senior Securities

Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

The exhibits filed as part of  this Quarterly Report are listed in the index to the exhibits immediately preceding such exhibits, which is incorporated herein by reference.

51

SIGNATURES

Pursuant to the requirements of  the Securities Exchange Act of 1934, the Company has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MXENERGY HOLDINGS INC.

Date: June 14, 2007	By:	/s/ JEFFREY A. MAYER
Name: Jeffrey A. Mayer
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: June 14, 2007	By:	/s/ CHAITU PARIKH
Name: Chaitu Parikh
Title: Vice President of Finance, Chief Financial Officer and Assistant Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Title
2.1	Asset Purchase Agreement, dated as of May 12, 2006, by and between MxEnergy Inc. and Shell Energy Services Company L.L.C. (1)
2.2	First Amendment to Asset Purchase Agreement and Acknowledgement, dated as of July 28, 2006, by and between MxEnergy Inc. and Shell Energy Services Company L.L.C. (1)
3.1	Amended and Restated Certificate of Incorporation of MxEnergy Holdings Inc. (1)
3.2	Certificate of Incorporation of MxEnergy Capital Holdings Corp. (1)
3.3	Certificate of Incorporation of MxEnergy Capital Corp. (1)
3.4	Certificate of Incorporation of OnlineChoice Inc. (1)
3.5	Certificate of Incorporation of MxEnergy Gas Capital Holdings Corp. (1)
3.6	Certificate of Incorporation of MxEnergy Electric Capital Holdings Corp. (1)
3.7	Certificate of Incorporation of MxEnergy Services Inc., as amended(1)
3.8	Certificate of Incorporation of Infometer.com Inc. (1)
3.9	Certificate of Incorporation of MxEnergy Gas Capital Corp. (1)
3.10	Certificate of Incorporation of MxEnergy Electric Capital Corp. (1)
3.11	Amended and Restated Certificate of Incorporation of MxEnergy Inc. (1)
3.12	Certificate of Incorporation of MxEnergy Electric Inc. (1)
3.13	Articles of Incorporation of Total Gas & Electricity (PA), Inc. (1)
3.14	Amended and Restated Bylaws of MxEnergy Holdings Inc. (1)
3.15	Bylaws of MxEnergy Capital Holdings Corp. (1)
3.16	Bylaws of MxEnergy Capital Corp. (1)
3.17	Bylaws of OnlineChoice Inc. (1)
3.18	Bylaws of MxEnergy Gas Capital Holdings Corp. (1)
3.19	Bylaws of MxEnergy Electric Capital Holdings Corp. (1)
3.20	Bylaws of MxEnergy Services Inc. (1)
3.21	Bylaws of Infometer.com Inc. (1)
3.22	Bylaws of MxEnergy Gas Capital Corp. (1)
3.23	Bylaws of MxEnergy Electric Capital Corp. (1)
3.24	Amended and Restated Bylaws of MxEnergy Inc. (1)
3.25	Bylaws of MxEnergy Electric Inc. (1)
3.26	Amended and Restated Bylaws of Total Gas & Electricity (PA), Inc. (1)
4.1

Indenture dated as of August 4, 2006 by and among MxEnergy Holdings Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, related to MxEnergy’s Floating Rate Senior Notes due 2011(1)

4.2	Form of Senior Floating Rate Note due 2011 (included in Exhibit 4.1) (1)
4.3

Registration Rights Agreement, dated as of August 4, 2006, by and among MxEnergy Holdings Inc., the guarantors named therein and Deutsche Bank Securities Inc. and Morgan Stanley & Co. Incorporated, as initial purchasers(1)

10.1

First Amended and Restated Credit Agreement, dated as of August 1, 2006, by and among MxEnergy Inc. and MxEnergy Electric Inc., as borrowers, MxEnergy Holdings Inc. and certain subsidiaries thereof, as guarantors, lenders party thereto and Societe Generale, as administrative agent, syndication agent, lead arranger and sole bookrunner(1)

10.2

First Amendment to First Amended and Restated Credit Agreement, dated as of April 6, 2007, by and among MxEnergy Inc. and MxEnergy Electric Inc., as borrowers, MxEnergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto(1)

10.3

First Amended and Restated Pledge Agreement, dated as of August 1, 2006, by and among MxEnergy Inc. and MxEnergy Electric Inc., as borrowers, MxEnergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Societe Generale(1)

10.4

First Amended and Restated Security Agreement, dated as of August 1, 2006, by and among MxEnergy Inc. and MxEnergy Electric Inc., as borrowers, MxEnergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Societe Generale(1)

10.5	Amended and Restated Loan Agreement, dated as of November 14, 2003, by and between Sowood Commodity Partners Fund LP (as successor to Lathi LLC) and MxEnergy Inc. (1)

10.6	Amended and Restated Security Agreement, dated as of November 14, 2003, by and between Sowood Commodity Partners Fund LP (as successor to Lathi LLC) and MxEnergy Inc. (1)
10.7	Amendment No. 1 to Amended and Restated Loan Agreement, dated as of March 22, 2004, by and between Sowood Commodity Partners Fund LP (as successor to Lathi LLC) and MxEnergy Inc. (1)
10.8

Amendment No. 2 to Amended and Restated Loan Agreement and Amendment No. 1 to Amended and Restated Security Agreement, dated as of December 19, 2005, by and between Sowood Commodity Partners Fund LP (as successor to Lathi LLC) and MxEnergy Inc. (1)

10.9

Amendment No. 3 to Amended and Restated Loan Agreement and Amendment No. 2 to Amended and Restated Security Agreement, dated as of August 1, 2006, by and between Sowood Commodity Partners Fund LP (as successor to Lathi LLC) and MxEnergy Inc. (1)

10.10

Subordination and Intercreditor Agreement, dated as of December 19, 2005, by and among Societe Generale and certain counterparties, Sowood Commodity Partners Fund LP, MxEnergy Holdings Inc., MxEnergy Inc., MxEnergy Electric Inc. and certain of their respective subsidiaries and Virginia Power Energy Marketing, Inc. (1)

10.11

Amendment No. 1 to Subordination and Intercreditor Agreement, dated as of August 1, 2006, by and among Societe Generale and certain counterparties, Sowood Commodity Partners Fund LP, MxEnergy Holdings Inc., MxEnergy Inc. and certain of their respective subsidiaries(1)

10.12	Amended and Restated Energy Marketing Agreement, dated as of December 15, 2005, by and between Virginia Power and Energy Marketing, Inc. and MxEnergy Inc. (1)
10.13	Letter Agreement, dated as of February 28, 2006, relating to Amended and Restated Energy Marketing Agreement(1)
10.14	Letter Agreement, dated as of July 11, 2006, relating to Amended and Restated Energy Marketing Agreement(1)
10.15	Master Transaction Agreement, dated as of August 1, 2006, by and among MxEnergy Inc., MxEnergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Societe Generale(1)
10.16	First Amendment to Master Transaction Agreement, dated as of April 6, 2007, by and among MxEnergy Inc., MxEnergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Societe Generale(1)
10.17

Third Amended and Restated Stockholders’ Agreement, dated as of June 25, 2004, by and among MxEnergy Inc., Charter Mx LLC, Sowood Commodity Partners Fund LP (as successor to Lathi LLC), Jeffrey A. Mayer, Carole R. Artman-Hodge, Daniel P. Burke and certain other investors party thereto(1)

10.18

Registration Rights Agreement dated as of June 25, 2004 by and among MxEnergy Inc., Sowood Commodity Partners Fund LP (as successor to Lathi LLC), Charter Mx LLC, Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P., Greenhill Capital, L.P., Jeffrey A. Mayer, Carole R. Artman-Hodge and Daniel P. Burke, Sr. (1)

10.19	Transition Services Agreement, dated as of August 1, 2006, by and between MxEnergy Inc. and Shell Energy Services Company L.L.C. (1)
10.20	Employment Agreement, dated as of April 1, 1999, by and between MxEnergy Inc. and Jeffrey Mayer(1)
10.21	Employment Agreement, dated as of August 4, 2006, by and between MxEnergy Inc. and Steven Murray(1)
10.22	Employment Agreement, dated as of April 1, 1999, by and between MxEnergy Inc. and Carole R. (“Robi”) Artman- Hodge(1)
10.23	Employment Agreement, dated as of November 11, 2002, by and between MxEnergy Inc. and Chaitu Parikh(1)
10.24	Employment Agreement, dated as of October 19, 2005, by and between MxEnergy Inc. and Charles Cavin(1)
10.25	Employment Agreement, dated as of May 1, 2000, by and between MxEnergy Inc. and Emmett Capanna(1)
10.26	Employment Agreement, dated as of December 24, 2004, by and between MxEnergy Inc. and Thomas Hartmann(1)
10.27	2001 Stock Option Plan, as amended(1)
10.28	2003 Stock Option Plan, as amended(1)
10.29	2006 Equity Incentive Compensation Plan(1)
10.30	Form of Award Agreement under 2001 Stock Option Plan(1)
10.31	Form of Award Agreement under 2003 Stock Option Plan(1)
10.32	Form of Stock Option Award Agreement under 2006 Equity Incentive Compensation Plan(1)
10.33	Financial Advisory Agreement, dated as of January 20, 2005, by and between MxEnergy Inc. and Greenhill & Co., LLC(1)
10.34	Promissory Note, dated May 12, 2005, by Daniel Bergstein in favor of MxEnergy Inc. (1)

10.35	Promissory Note, dated May 12, 2005, by JED Communications Associates, Inc. in favor of MxEnergy Inc. (1)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

*                    Filed herewith.

†                     Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934 and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

(1)             Incorporated by reference to Registration Statement on Form S-4 (File No. 333-138425) declared effective on April 30, 2007.