Form 10-K
period 2007-06-30
MxEnergy Holdings Inc
filed 2007-09-28
CIK 1375814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 333-138425

MxEnergy Holdings Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-2930908
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

595 Summer Street, Suite 300
Stamford, Connecticut	06901
(Address of Principal Executive Offices)	(Zip Code)

(203) 356-1318

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 under the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 31, 2007, there were 3,421,937 shares of the Registrant’s common stock, par value $0.01 per share, outstanding. Documents incorporated by reference: None

MXENERGY HOLDINGS INC. ANNUAL REPORT

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements in this Annual Report on Form 10-K, or Annual Report, are known as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements may relate to, among other things:

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

These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Annual Report that are not historical facts. When used in this Annual Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors as set forth under Item 1A, Risk Factors, and elsewhere in this Annual Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Annual Report was filed with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I.

ITEM 1. BUSINESS

Except as the context otherwise requires, references in this Annual Report to “Holdings” refer to MxEnergy Holdings Inc., a Delaware corporation, and references to “MxEnergy,” “the Company,” “we,” “us,” “our,” or similar terms refer to Holdings together with its subsidiaries.

References in this Annual Report to “RCEs” refer to residential customer equivalents, each of which represents a natural gas customer with a standard consumption of 100 MMBtus per year or an electricity customer with a standard consumption of 10 MWhrs per year. These quantities represent the approximate amount of natural gas or power used by a typical household in the northeastern United States. “MMBtu” refers to a million British thermal units, a standard unit of heating equivalent measure for natural gas. A unit of heat equal to 1,000,000 Btus, or 1 MMBtu, is the thermal equivalent of almost 1,000 cubic feet of natural gas. One billion cubic feet, or BCF, of gas is equal to 1,000,000 MMBTus. “MWhrs” refers to a million watt hours or a thousand kilowatt hours, which is the amount of electric energy produced or consumed in a period of time expressed in megawatts.

Our Business

Overview

The Company was formed in 1999 to serve as a retail energy marketer. Holdings was incorporated in Delaware in 2005, as part of a corporate restructuring. We are an independent energy provider of retail natural gas and electric power to residential and commercial customers in deregulated markets in the U.S. and Canada. MxEnergy currently has natural gas customers located in 28 market areas across 11 states and Ontario and British Columbia, Canada, and electricity customers in 13 market areas in Massachusetts, New York, Connecticut and Texas.

We provide customers a choice in natural gas and electricity supply with alternative price structures. We principally market two products: (i) fixed price contracts with terms of up to three years that provide consumers with price protection against fluctuations in natural gas and electricity prices and (ii) variable price contracts that are usually priced competitively with the price offered by the region’s incumbent utility. We derive margin or gross profit from the difference between the price at which we are able to sell natural gas or electricity to customers and the price at which we purchase the offsetting volumes. Both natural gas and electricity are supplied to the consumer using the distribution infrastructure of the respective local distribution company, or LDC.

It is our policy to match the estimated requirements of fixed price customers by purchasing or hedging offsetting volumes of natural gas and electricity in advance of entering into a fixed price contract with our customers. Due to the price volatility of natural gas and electricity, we believe it more prudent to purchase anticipatory hedges in line with short term marketing estimates for sales of fixed price contracts to residential and small commercial customers instead of purchasing hedges after such sales are made, when the cost of supply might have moved up relative to the contracted price. Any unused anticipatory hedges are typically sold within a short period of time or the volumes are applied toward fixed price customers whose contracts come up for renewal. In addition, our forward hedged volumes are reduced by the amount of attrition we expect to realize over the customers’ contract terms. By following a policy of purchasing or hedging all estimated fixed price mass market customer supply obligations in advance, we expect to achieve more stable and predictable cash flows. Hedges for larger, commercial customers are purchased at the time of sale.

We have grown both organically and through acquisitions, having completed eight acquisitions since 1999. We classify our business interests into two reportable segments for financial reporting purposes: natural gas and electricity. See our consolidated financial statements included elsewhere in this Annual Report for more information concerning segment financial data. On August 1, 2006, MxEnergy acquired substantially all of the assets of Shell Energy Services Company, L.L.C., referred to herein as SESCo, a wholly owned subsidiary of Shell Oil Company. At August 1, 2006, SESCo supplied natural gas to approximately 315,000 residential and small commercial RCEs in the deregulated markets of Georgia and Ohio. In May 2007, we acquired substantially all of the assets of Vantage Power Services, L.P., referred to herein as Vantage, and began supplying power to approximately 12,000 former RCEs of Vantage in and around Houston, Dallas/Ft. Worth and Corpus Christi, Texas. Our total sales for the years ended June 30, 2007, 2006 and 2005 were $703.9 million, $362.6 million and $277.2 million, respectively.

Recent Developments

During April 2007, we obtained our power marketer license to sell electricity in the State of Connecticut, and began offering power in Connecticut in May 2007.

On May 1, 2007, we commenced an offer to exchange all of our outstanding Floating Rate Senior Notes due 2011 which were not registered under the Securities Act, referred to herein as the old notes, for an equal principal amount of our Floating Rate Senior Notes due 2011 which had been registered under the Securities Act, referred to herein as the new notes (the old notes and the new notes are collectively referred to herein as the notes). On May 30, 2007, we announced that we were restating our interim financial statements for the three and six months ended December 31, 2006 and were indefinitely extending the expiration date of the exchange offer. The exchange offer was terminated on June 27, 2007. On August 1, 2007, we commenced a new exchange offer for the old notes which closed on August 31, 2007. We exchanged $177,870,000 aggregate principal amount of old notes for an equal principal amount of new notes. Pursuant to the registration rights agreement relating to the old notes, the interest rate applicable to the old notes increased by 0.25% per annum effective as of June 1, 2007 because we did not complete an exchange offer for the old notes by the 300th day following the issue date of the old notes. When the new exchange offer was completed on August 31, 2007, the old notes ceased accruing additional interest. As of June 30, 2007, the total additional interest accrued was approximately $111,000.

On June 22, 2007, we launched a conditional cash tender offer to purchase any or all of the outstanding old notes. In connection with the tender offer, we solicited consents to effect certain proposed amendments to the indenture governing the notes. We revised the terms of the tender offer and consent solicitation on July 30, 2007 and extended the expiration date to 5:00 p.m. on September 14, 2007. On August 15, 2007, we terminated the tender offer and consent solicitation.

Commodity Supply

Each month, we purchase physical natural gas and electricity to enable us to meet our estimated supply obligations to our customer base and fix the margins for our variable priced natural gas customer base. Physical supply is purchased from various natural gas producers, marketers and energy trading firms in either a producing region or at a delivery point that will enable us to deliver to the city gate of the respective LDCs. In some markets, we may enter into transactions with the LDC to purchase or sell natural gas to us in order to balance deliveries against our customers’ expected usage. Prior to the SESCo acquisition, MxEnergy purchased natural gas and performed all natural gas hedging activity under an exclusive supply arrangement with Virginia Power Energy Marketing, referred to herein as VPEM. The agreement with VPEM expired on June 30, 2007. Beginning July 1, 2007, we are able to purchase our physical gas supply from any counterparty. We currently have a portfolio of over 35 energy suppliers under standard North America Energy Standards Board, referred to herein as NAESB, contracts from whom we purchase our physical gas supply.

Concurrently with the closing of the SESCo acquisition, we entered into a committed exclusive hedge facility with Société Générale. Shortly after the closing of the SESCo acquisition, all forward hedged positions then in place between MxEnergy and VPEM were novated from VPEM to Société Générale. The hedge facility has an initial term of two years with subsequent one year renewal terms. The hedge facility provides us with the ability to enter into NYMEX-based natural gas and natural gas basis swaps for a tenor of up to 39 months. Fees under the hedge facility include an annual management fee, a volumetric fee based on the tenor of the swap and fees to allow Société Générale to hedge its potential risks arising from material declines of natural gas market prices based on our overall hedge position with them.

The hedge facility is secured by a first lien on the customer contracts and a second lien on substantially all other assets of the Company. In addition, we provided $25.0 million of cash collateral for potential negative mark-to-market changes in the value of the forward hedged position. In April 2007, we replaced the $25.0 million of cash collateral with a letter of credit. Under the hedge facility, we have the flexibility to either post cash collateral or issue a letter of credit as margin for the hedge facility. We will not be required to post additional collateral beyond the initial margin requirements unless our forward hedged positions exceed 65 BCF. Our forward hedged positions as of June 30, 2007 was an unrealized loss of $18.4 million and totaled approximately 18.7 BCF which provides us with the ability to increase our forward hedged positions by approximately 250% before we would be required to post any additional collateral.

We purchase physical electricity supply from the independent system operator, or ISO, for all our power customers in New York, Connecticut and Massachusetts. In the Texas market, we purchase physical power directly from various counterparties for delivery to the Electric Reliability Council of Texas, referred to herein as ERCOT, based on prices of the regional transmission organization, or RTO. We enter into fixed-for-floating swap agreements with various counterparties to hedge the commodity risk for customers under fixed rate electricity contracts. These swap agreements are settled against the prices for physical electricity determined by the ISOs or RTO.

Risk Management

Because our contracts require that we deliver full commodity requirements to many of our customers and because our customers’ usage is impacted by factors such as weather, we typically purchase more or less commodity than our aggregate customer base consumes. In buying or selling excess volumes, we may be exposed to price volatility. In order to address the potential volumetric variability of our monthly deliveries for fixed priced customers, we implement various hedging strategies to attempt to mitigate our exposure.

We utilize NYMEX and basis swaps to offset price risk associated with volume commitments under fixed price contracts. The financial swaps are generally settled against each month’s last trading day’s closing price for natural gas listed on the NYMEX Henry Hub futures contract. The financial basis swaps are typically settled against the first of the month published index prices at various trading points which relate to locations where we have customer obligations. Physical basis swaps are priced based on NYMEX last day settle plus or minus an agreed upon premium or discount. All of the swaps we have executed have been done over the counter on a bilateral basis under the hedge facility with Société

Générale or with other credit-worthy counterparties. We only execute financial swaps with investment grade rated entities.

For fixed price natural gas, our hedging tools include: (i) maximizing the use of storage in our daily balancing market areas in order to give us the flexibility to offset volumetric variability arising from changes in winter demand; (ii) increasing our winter volume estimates by up to 10% in certain markets that require daily balancing of customer demand in order to minimize the financial impact of high prices during greater-than-normal demand as a result of colder-than-normal weather conditions; (iii) entering into daily swing contracts in selected daily balancing markets or call options over the winter months to enable us to increase or decrease daily volumes if demand increases with mitigated price exposure; and (iv) utilizing the flexibility to purchase put options on a portion of our fixed price requirements to mitigate exposure to falling prices if unused volume needs to be sold at prices lower than cost. Being geographically diversified in our delivery areas also permits us, from time to time, to deploy commodity not being used in one area to other areas, thereby mitigating potential increased prices for natural gas that we may have otherwise had to acquire at higher prices to meet increased demand. Because we have a substantial amount of storage capacity and have forward positions up to 39 months in the future, we are able to take advantage of temporary distortions in market prices caused by weather or other factors by entering into strategies that are neutral as to price and volume risk, while allowing us to lower our supply costs. For fixed price electricity contracts, we purchase fixed price blocks of power to match anticipated demand from our customers over the contract term.

By following our various hedging strategies, we are able to target stable and predictable cash flows. We also mitigate the risk of changing volumes resulting from weather and attrition by signing up new customers and renewing existing customers onto new fixed price contracts at prices that reflect current market prices as well as by hedges that are entered into to offset our anticipated but unrealized demand.

For variable priced customers, we typically pass on the financial impact of the volumetric mismatches in subsequent months.

Our risk oversight committee is currently chaired by Stuart Porter, a member of our board of directors who has extensive commodity trading and risk management experience. The committee, whose members are appointed by the board of directors, establishes and oversees the execution of our credit risk management policy, supplier risk management policy and market price risk management policy. The risk management policies are reviewed at least annually, and the committee typically meets quarterly to assure that we have followed its policies and that we continue to be price neutral through proper commodity hedging. The committee seeks to assure the application of our risk management policies to new products and to any acquisition of new assets. The committee reports to the board of directors on a regular basis as to the status of the risk management activities and positions. Commodity positions are typically reviewed and updated daily based on information from our customer databases and pricing information sources. On a weekly basis, a report is sent to our hedge facility provider that includes, among other things, our total estimated volumetric sales and purchase requirements, the net long or short position that may exist in any forward month, and the mark-to-market of those positions. The risk policies currently require that any position with an exposure in excess of $1.0 million for more than one day must be mitigated promptly.

Our supply department is responsible for executing NYMEX and basis hedges. A position report is distributed three times a week by the risk department to the Chief Financial Officer, the Chief Operating Officer, the Chief Executive Officer and the supply department. Hedges are typically approved by the Vice President of Supply; however, the Chief Operating Officer or the Chief Executive Officer may also approve the action recommended by the risk manager.

We refined our risk management policy in light of the SESCo acquisition. All changes to our risk management policy were approved by the risk oversight committee during the second fiscal quarter of 2007.

Industry Overview

Historically, natural gas and electricity were distributed solely by vertically integrated utilities with monopoly franchises sanctioned by state and local governments. In exchange for a utility’s investment in infrastructure, utilities were granted exclusive distribution rights and a guaranteed rate of return on investment. In recent years, the deregulation of the retail natural gas and electricity industries has created a unique opportunity for independent non-utility energy marketers to market natural gas and electricity supply and related products and services to retail consumers.

Natural Gas

As a result of the passage of the Natural Gas Act by the U.S. Congress in 1938, the natural gas industry became a government regulated industry. Subsequently, the industry began a process of wholesale deregulation in the early 1980s which initially led to increased supplies of natural gas and lower prices. Competition in the marketplace has led to innovation and created a dynamic industry. Advances in technology have enhanced the ability to find, extract and transport natural gas with greater efficiency and less cost.

Natural gas is a commodity and is traded in a daily spot physical market as well as on regulated contract markets known as futures exchanges, in over-the-counter derivatives markets, and on electronic exchanges. The price of natural gas is determined by the market at various hubs or delivery points located around the country. The price changes throughout the course of the day based upon supply and demand factors and the willingness of buyers and sellers to trade. While there are thousands of pipeline delivery points, there are approximately 30 major market hubs in the U.S. and Canada; these are generally production areas where pipes gather supply from the fields or intersections of interstate pipelines systems where buyers and sellers of natural gas agree to make or take delivery. Thousands of contracts are bought and sold daily at these market hubs and various market tools are utilized to set the price for natural gas on a daily, monthly and longer basis. Prices may vary widely from hub to hub, reflecting regional market conditions. Most natural gas that is consumed in North America is produced in the United States and Canada although a small but growing percentage of natural gas is imported in the form of liquefied natural gas. The growing volume of imported natural gas from supply sources that can ship their natural gas to competing bidders has the potential of affecting domestic natural gas prices in the future. Pipeline transportation and trading hubs are subject to inefficiencies and disruption as a result of a surplus or dearth of supply, weather-related and other events of force majeure such as hurricanes, flooding, explosion, and operational constraints relating to pipeline pressure, gas quality, and other factors. These inefficiencies and disruption can result in rapid changes in prices or price volatility. This volatility is substantially greater than other markets with which consumers are familiar such as interest rates, public equity markets, currency markets, and markets for agricultural commodities.

Although the wholesale price of natural gas is determined by market forces, the cost of transportation of natural gas from the wellhead to the burner tip is still highly regulated. Regulated pipelines essentially act as common carriers. Any market participant desiring transportation services from such pipelines must be offered such services on an equal basis with other market participants. Storage rates are also highly regulated. Natural gas can be stored in facilities located in the production or market areas of the country and this storage also is made available to market participants on a non-discriminatory basis. In states which have deregulated the distribution of gas, LDCs may assign transportation and storage assets to competitive retail energy marketers like us to meet the needs of customers who were formerly served by the LDCs and for whom such assets were contracted.

Competitive retail natural gas providers procure natural gas supplies for delivery to end-use customers from a variety of wholesale natural gas suppliers, mostly at a relevant market hub, either through forward bilateral agreements or on a spot basis. The bilateral agreements are often standardized among industry participants as in the case of the NAESB contract. Retail natural gas providers are responsible for delivering the supplies necessary to meet their customers’ consumption needs to the LDCs. These deliveries are made to the LDCs at a mutually agreed point, referred to as the “citygate,” on the LDCs pipeline delivery system. These LDCs are responsible for delivering natural gas to retail customers from the citygate to the customer’s burner tip. LDCs typically charge fees for the use of their pipeline distribution systems.

Retail energy marketers typically enjoy a cooperative and mutually beneficial relationship with the local natural gas utilities providing the physical distribution. These LDCs earn predetermined rates of return on their investment in infrastructure to provide the local distribution of energy. But typically they are not permitted to profit from the sale of the natural gas to their customers. Thus, they pass through to their customers the actual price of the commodity that they paid. Customers may benefit from retail competition as a result of the alternative product offerings that are available in competitive retail markets, such as fixed forward prices. Likewise, LDCs may benefit from retail competition because of the corresponding revenue they may receive from billing, storage and transport services. As LDCs reduce their merchant activities, retail energy marketers allow LDCs to focus on their core competency of local distribution, which typically constitutes a significant portion of most customers’ utility bills. In return, LDCs in many jurisdictions perform the periodic customer service and billing functions on behalf of retail energy marketers. In many markets they guarantee customer accounts receivable, assuming bad debt exposure for retail energy marketers, thus effectively reducing the marketer’s credit exposure to retail customer default.

Choice programs are implemented by regulators and law makers and are intended, in part, to provide customers with alternative pricing structures and enhanced services. According to the Energy Information Administration, or the EIA, a statistical agency of the U.S. Department of Energy, as of December 31, 2006, 21 states and the District of Columbia had legislation or programs in place that allow residential consumers and other small-volume natural gas users to purchase natural gas from a company other than their traditional utility company. Six states are in the process of implementing choice statewide and another eight states have pilot or partial unbundling programs in place or awaiting development. The remaining states do not have any programs in place or have discontinued their pilot programs. Where a state legislature or utility regulatory authority has opened the door to competition, individual utilities may or may not adopt rules implementing the new legislation or regulations.

According to the EIA, approximately 35 million of the approximately 63.6 million total residential natural gas customers in the U.S. have access to choice programs, with approximately 4.2 million (or 12% of eligible customers) participating as of December 31, 2006. Given the broad and expanding support for a competitive retail energy marketplace, coupled with the fact that only 12% of the eligible participants nationwide currently participate in choice programs, we believe that the growth opportunities for competitive retail marketers such as the Company are considerable.

All but a few LDCs set the price of natural gas to consumers based upon their actual commodity acquisition costs, including spot prices, transportation, and storage, and change the price frequently throughout the year. The exceptions (Northern Indiana Public Service Company, New York State Electric & Gas Corporation and Rochester Gas & Electric Corporation) also offer customers the ability to purchase natural gas at a fixed price for a term of one or more years. In addition to the price of the commodity, consumers are also charged for the utility’s distribution services and other services. These costs, which are generally based upon the LDC’s “rate base” or fixed assets and variable costs associated with those assets, can be more or less than the cost of the commodity portion of the customer’s bill. Utilities send their customers a bill to collect the cost of commodity plus distribution costs; these bills frequently differentiate between the two categories of receivable. LDCs have various options, including terminating service in the event customers do not pay their bills in a timely manner. When an independent marketer like MxEnergy serves a customer, the utility may or may not continue to bill the customer. In the event the utility bills the customer, the bill separately identifies the commodity portion of the bill as supplied by the marketer. In this case, the customer pays the utility for both distribution services and the commodity and the utility either guarantees the marketer’s portion of the bill or passes through to the retail marketer the payments received from the customer with respect to the commodity.

Electricity

Beginning in 1992, the U.S. electric utility industry began a process of deregulation which primarily served to unbundle generation, transmission, distribution and ancillary services into separate components of a utility’s service. In 1996, some states, and some of the utilities within those states, proceeded to allow their end-use customers direct access to marketers, enabling them to purchase electricity from an entity other than the local utility in a competitive retail market. These proceedings created new, non-utility, competitive retail electricity marketers such as MxEnergy.

As with natural gas, competition in the electricity service industry is intended to provide consumers with a choice of multiple retail suppliers and is expected to promote product differentiation and enhanced services.

The electricity distribution infrastructure in place prior to deregulation remains largely unchanged. By paying usage fees, non-utility retail electricity providers are now able to use this established electricity network for the delivery of energy to their customers.

Most electricity grids and wholesale market clearing activities are managed by a third party entity typically known as an independent system operator, or ISO, or a regional transmission organization, or RTO, each of which manages such activities in a particular region. The ISO or RTO is an entity that has ultimate control over the bulk transmission system in a particular geographic area. The entity is responsible for system reliability and ensures that physical electricity transactions between market participants are managed in such a way as to assure that proper electricity reserve margins are in place, grid capacity is maintained and supply and demand are in near perfect balance in real-time.

The Federal Energy Regulatory Commission, or FERC, which regulates, among other things, the distribution and marketing of electricity and the transportation by interstate pipelines of natural gas in the United States, has deregulated the wholesale electricity market by allowing energy marketers and utilities who do not have market power to sell wholesale electric power at market rates (i.e., whatever rate the buyer and seller agree upon), as opposed to requiring that prices be cost-based (i.e., based on the supplier’s cost of selling the wholesale electricity).

FERC has further encouraged competition in the wholesale bulk power markets by promulgating, in 1996, open access transmission rules (Order No. 888), which have led to the increasing commoditization of electricity markets. FERC’s open access transmission rules require transmission providers under its jurisdiction to allow eligible customers access to their transmission systems at cost-based rates. This has enabled purchasers of wholesale power to access a larger number of potential suppliers, thereby enhancing competition.

Wholesale electricity (or bulk power), once purchased and sold almost exclusively between traditional utilities under bilateral agreements, is now traded by an array of different market participants on organized markets, including hourly, daily, and monthly spot markets, power exchanges, and financial markets, such as regulated futures and options markets, which further enhances competition. The wholesale price of electricity is largely set by competitive markets that now exist in many regions of the country.

Retail electricity marketers procure electricity supplies for delivery to end-use customers from a variety of wholesale electricity producers or merchant generation companies, either through term bilateral agreements or on a spot basis. The physical distribution of electricity to retail customers remains the responsibility of the local utility, which collects fees for use of its systems. Some states also allow the utility to provide additional services, such as reading meters, generating customer bills, collecting bills and taking requests for service changes or emergency services, while in other states the utility is not allowed or chooses not to perform these services.

Presently, 19 states have either enacted enabling legislation or issued regulatory orders to proceed with retail direct access.

Our Competitive Strengths

We are one of a small number of successful retail energy marketers in the growing deregulated market. We believe we are well-positioned relative to our competitors and possess a combination of strengths that will enhance our ability to continue to grow.

Significant Risk Management Expertise

We deliver fixed price, full requirements product offerings for commodities that are volatile, and as such, may be periodically exposed to price volatility and volumetric changes. In order to address the potential price and volume variability of future deliveries, we implement various hedging strategies to mitigate our exposure. For fixed price contracts, which represent approximately 55% of our business, we reduce our exposure to potentially high spot energy prices by following a policy of hedging all estimated customer consumption obligations in advance. Additional hedging tools include: (i) maximizing the use of storage in our daily balancing market areas in order to give us the flexibility to offset volumetric variability arising from changes in winter demand; (ii) increasing our winter volume estimates by up to 10% in certain markets that require daily balancing of customer demand, in order to minimize the financial impact of high prices during greater-than-normal demand as a result of colder-than-normal weather conditions; (iii) entering into daily swing contracts in selected daily balancing markets or call options over the winter months to enable us to increase or decrease daily volumes if demand increases or decreases; and (iv) utilizing the flexibility to purchase put options on a portion of our fixed price requirements to mitigate exposure to falling prices if unused volume needs to be sold at prices lower than cost. We have historically demonstrated the effectiveness of our risk management strategies through our ability to maintain margins during the highly volatile commodity price environment of recent years and during periods of variation in seasonal temperatures, including, for example, the winter quarter of 2006-2007 when heating degree days were 5% lower than the 30-year average. Our mix of fixed price and variable price customers affords us additional flexibility to supply variable price customers with unused, pre-purchased commodity supply in periods of lower-than-expected usage.

Our risk management policies and hedging track record have enabled us to maintain generally stable margins for fixed-rate natural gas sales despite volatility in gas prices:

(1)           The increase is due to fixed price customer contracts acquired from SESCo without corresponding fixed price hedges.

(2)           The spread is equal to the fixed price weighted average sales price less the hedge price for a given period.

Attractive Customer Base

We have approximately 347,300 residential, small and mid-market commercial RCEs under fixed price contracts. In addition, we have approximately 284,100 residential, small to mid-market commercial RCEs under variable price contracts. Among the retail marketers and wholesale merchants, competition is most intense for the larger volume commercial and industrial accounts. Our primary target customer segments are residential and small to mid-market commercial customers. As of June 30, 2007, no single customer accounted for more than 1.7% of our volume.

As of June 30, 2007, approximately 93% of our RCEs are natural gas customers. The states in which we operate allow contracts to be automatically renewed for fixed terms or otherwise extended based upon procedures set forth in each state. Historically, we have experienced a high renewal rate of approximately 90% of customers with fixed rate contracts. Bad debt expense associated with our customer base has also historically been low at approximately 1% of total sales. Since we participate in 28 different LDC markets, we believe we are uniquely positioned to take advantage of marketing opportunities as presented and to deploy a regional marketing focus.

Successful Track Record of Acquiring and Integrating Retail Customer Businesses and Customer Portfolios

Through our acquisitions, we have demonstrated an ability to integrate businesses and retain customers successfully. Since our inception in 1999, we have completed the following acquisitions:

Date	Company	No. and Type of RCEs
May 2000	Keyspan Energy	18,000 natural gas
March 2001	Summit Energy	15,000 natural gas
September 2001	Energy.com	5,000 natural gas
February 2003	Nicor Gas	28,000 natural gas
March 2004	Total Gas & Electric, Inc.	90,000 natural gas 13,000 electricity
November 2005	Castle Power LLC	53,000 natural gas
August 2006	SESCo	315,000 natural gas
May 2007	Vantage	12,000 electricity

Many of these acquisitions were in markets that were not previously served by MxEnergy and therefore provided new marketing opportunities.

Experienced Management Team

Several members of our senior management team have extensive experience in energy risk management and retail marketing as well as in creating, developing and managing businesses and risk on behalf of major international corporations. Jeffrey Mayer, our President and Chief Executive Officer, is a trained lawyer and has over 28 years of experience as an expert in energy derivatives including futures, swaps, and options. Mr. Mayer’s prior experience includes serving as a Managing Director at Sempra Trading Corporation, as the Chairman of AIG Clearing Corporation and AIG Securities Corporation and in various roles at Goldman, Sachs & Co., including serving as the Chief Counsel of its J. Aron Commodities Division and manager of its Energy Futures Department. Steven Murray, our Chief Operating Officer, served in the Royal Dutch Shell group of companies over a period of 25 years in a variety of roles, most recently as President and Chief Executive Officer of SESCo. Other significant roles held by Mr. Murray at Royal Dutch Shell included President and Chief Executive Officer of Shell Trading US Co. and Director of Shell Chemicals Risk Management Services. Chaitu Parikh, our Chief Financial Officer, spent five years with a Big Four accounting firm and, prior to joining MxEnergy, worked with three deregulated energy firms in Canada and the United States for over six years. Carole R. (“Robi”) Artman-Hodge, our Executive Vice President, has over 29 years of experience as a commercial banker, energy credit and energy and commodity finance specialist, including positions in the Project Finance unit of Bank of Ireland, the Natural Resources unit of ING and the Treasury Marketing unit of Banque Paribas.

Geographically Diverse Operations

Our diversified geographical coverage provides several benefits to us, including flexibility in product offerings and marketing campaigns, broad demographic mix, diversified credit exposure and economies of scale. Our multi-state approach helps protect us from the risk of a single LDC default, a material regulatory change in a single jurisdiction, extreme local weather patterns or localized economic downturn. In addition, operating in multiple regions allows us to utilize a diverse natural gas transportation and storage infrastructure and capitalize on our regional supply and pricing knowledge.

Guaranteed Accounts Receivable

As of June 30, 2007, approximately 45% of our accounts receivable were with residential and small commercial customers that were guaranteed by the LDCs at a weighted average discount rate of approximately 1%. Such discount is effectively the cost of service to guarantee the receivable. In cases where receivables are guaranteed by the LDC, we are exposed only to the credit risk of the LDC, rather than that of our actual customers. As of June 30, 2007, 100% of our accounts receivable in guaranteed markets were with investment grade LDCs. We assume the credit risk for approximately 15% of the total volume billed by LDCs on our behalf and for the remaining 40% of the total volume billed by us.

Guaranteed Accounts Receivable by Jurisdiction (% of Total Load)

Committed and Knowledgeable Equity Ownership

Our primary stockholders include Charterhouse Group Inc., or Charterhouse, Greenhill Capital Partners, or GCP, and Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP and prior to that Lathi LLC, a wholly owned subsidiary of Harvard Management Company), referred to herein as Denham. These stockholders have made equity investments that have provided us with sufficient financial capital to grow and support our business. These stockholders have an in-depth understanding of the energy and financial markets, and provide strength and insight for our activities and strategy. Charterhouse is a New York-based, middle-market private equity investment firm with a focus on buyouts, build-ups and growth capital financings. Since its inception in 1973, Charterhouse has invested more than $1.9 billion in over 100 platform businesses on behalf of global institutional investors through its limited partnerships. GCP is an affiliate of Greenhill & Co., Inc., an independent global investment banking firm. GCP manages several private equity funds which total

$1.3 billion in capital, focusing on the energy, financial services and telecommunications industries. Denham and its affiliated funds have investments in assets and companies that provide goods and services in commodity markets, primarily in the energy sector.

Our Competitive Strategies

Our retail energy sales depend upon our ability to identify and enter profitable, deregulated, retail energy markets, manage the cost of customer acquisitions, integrate acquired businesses successfully, retain customers and attract new customers in our existing markets. The principal components of our strategy are to:

Offer a Competitively Priced, Differentiated Product

Our fixed price product offering is differentiated from that offered to consumers by most incumbent LDCs and many of our other competitors. We offer our customers a fixed price product with a term of up to three years in contrast to the floating rate, market-priced product of most LDCs and many of our other competitors. We believe we are one of few retail marketers that offer a fixed price product that extends for a three year term. By offering energy supply at fixed prices, residential and commercial consumers are protected from volatile and potentially higher energy prices. We also offer a variable price product which is designed to be competitive with the variable price product offered by the LDCs. We selectively focus on markets that have rate structures, market rules, consumer demographics, energy consumption patterns and liquidity for risk management products that enable us to provide value added products offering flexibility to our customers at an acceptable margin. We continue to explore other attractive product opportunities that may be marketable in the changing energy markets, including, among others, capped products, capped escalating fixed rate products, descending rate fixed products, seasonal fixed rate products, partially fixed rate products and a flat rate bill product where the customer pays the same monthly amount with no annual or seasonal true up.

Maintain Prudent Hedging and Risk Management Policies

Our leadership team has substantial experience managing risk in energy companies and maintains conservative risk management policies with a strong emphasis on price and volumetric neutrality. We employ a risk manager who is responsible for monitoring our hedge book and ensuring compliance with our risk management guidelines. Our board of directors has a risk oversight committee which typically meets quarterly to, among other things, review and revise risk management policies.

Our strategy is to minimize our risk or hedge positions and not enter into speculative trading positions. As a marketing company, we hedge up to one month of anticipated contract sales to residential and small commercial customers. In the case of commercial customers, we hedge the contract sale at the time of execution. By following a policy of hedging our estimated customer supply obligations in advance or, in the case of more price sensitive, higher-volume commercial customers, at the time of contract execution, we are able to achieve more stable and predictable cash flows. In addition, we employ a strategy of taking advantage of opportunities to reduce our costs through the efficient management of our storage assets. In executing this strategy, we follow our risk management policy of maintaining price and volume neutral positions.

Build and Maintain an Excellent Commodity Supply Team

The retail energy supply business demands excellence in managing the procurement, transport, storage and balancing of commodity supply. We have recruited a team of professionals with expertise not only in natural gas and electricity supply generally but also in the supply to our specific markets. This expertise is essential to procure commodity and transport, and to nominate and schedule commodity on interstate pipelines and LDC systems. We believe the addition of key members of the SESCo team in our Houston office continues to bolster our expertise.

Pursue Organic Growth and Opportunistic Acquisitions

We plan to continue to grow our customer base by aggressively pursuing growth opportunities both organically and through acquisitions. Given the broad and expanding support for a competitive retail energy marketplace, coupled with the fact that only 12% of the eligible participants nationwide currently participate in deregulated programs, we believe the growth opportunities for competitive retail marketers like us are considerable. We have developed a set of criteria for identifying attractive markets and for acquiring, integrating and retaining customer business in such markets. We intend to expand our distribution of natural gas within our existing markets and to move into new LDC markets by leveraging our success in prior acquisitions, our customer care platform and our established multi-channel marketing system. As a result of the acquisition of a robust customer data base system plus billing and collections platform as part of the SESCo acquisition, we foresee an ability to penetrate further into the mid-market commercial segment in territories where we do not currently market to such customers.

Maintain a Low Cost Operating Structure

We aim to keep our overhead costs low by (i) relying on incentivized sales personnel and (ii) selectively outsourcing certain sales and marketing, customer servicing, systems and web-development functions. We also attempt to keep our direct customer acquisition costs to a level that can be repaid within one year’s gross margins and expect that we will effectively enjoy an annuity from subsequent years of supply. Advertising continues to be a relatively small component of our sales and marketing expenses.

Uphold High Customer Service Standards

In order to ensure customer satisfaction and minimize attrition, we maintain a call center in Maryland with a staff exclusively dedicated to customer inquiries, enrollments and renewals. For our Georgia and Ohio markets, we are using an outsourced call center service located in Florida which has proven to be compliant with our customer care performance metrics. We have extended the former SESCo contract with this group of outsourced call centers. We aim to maintain the highest standards in customer service. We track our call center metrics and measure them against industry standards and our target customer service levels. We continuously strive for improvement in our customer service levels by tracking the number of dropped calls, average hold time, nature of inquiry or complaint, and disposition time.

To reduce the potential for unethical marketing practices by sales agents, we have implemented the following processes to achieve our objectives: (i) recorded independent third party verification calls on sales, including those made door to door, (ii) recorded telemarketing sales calls and periodic quality assurance calls to customers and remote call monitoring; (iii) incorporated legal review and submission of telemarketer scripts and marketing materials to LDCs and public utility commissions for review; (iv) mailed welcome letters with terms and conditions; and (v) conducted audits to ensure compliance by marketers with all Federal Trade Commission, or FTC, LDC, and local public utility commission rules, regulations and guidelines.

Leverage Our Investment In Information Systems

We have identified what we believe are the best customer relationship management software, billing engine, weather forecasting and risk-management software systems available. We have worked with vendors to customize these systems to operate our back-office functions, including customer enrollment, inventory management, forecasting, risk management settlement and billing. This combination of purchased software and internally developed systems creates a powerful, integrated solution that has been continuously improved with automated interfaces and process efficiencies. A streamlined information system allows us to avoid delays in the launch of commercial operations into new markets, maintain an attractive cost structure due to minimal support staff requirements, ensure superior customer service, aid in our sales and marketing efforts and manage exposure to significant price variations and exchange data through electronic data interface systems with the legacy systems of the respective LDCs. These information systems create a strong leveraging opportunity for growth.

Core Products and Services

Our core business is the retail sale of natural gas and electricity to end-use customers. We offer natural gas and electricity service to customers under contracts with terms of up to three years. We offer fixed and variable price products and, in the case of natural gas, several other innovative pricing programs designed to cap prices or manage the risks of energy volatility. The positive difference between the sales price of energy to our customers and the sum of the wholesale cost of our energy supplies, hedging costs, transmission costs and ancillary services costs provides us with a gross profit margin. The natural gas and electricity we sell are generally metered and delivered to our customers by the local utilities. The local utilities frequently provide billing and collection services on our behalf. Currently, Georgia is the only natural gas market where the local utility does not provide billing and collection services on our behalf for residential and commercial customers.

We aim to keep our products simple in order to facilitate marketing to residential and small commercial customers. Our fixed rate product protects consumers from increases in the unit price of natural gas or electricity for a term of up to three years. In marketing this product, we do not promise savings as a consumer could pay more if local utility prices, which are based on variable market prices, fall during the term of the fixed rate contract. We offer customers different variations on the fixed rate product if they wish.  For example, customers may wish to have fixed rate protection only for the winter months while letting the summer price float with the market. We also have offered some customers a cap product in which their price floats with the market but cannot exceed a fixed rate cap. Because of the high volatility of energy products like natural gas and electricity, the cost of such caps, which must be hedged with call options, is very high. Our variable rate product is similar to utility variable rate pricing but without the cost recovery factors that frequently conceal from customers the true cost of energy supplied by the utilities. By using alternative supply arrangements, we are sometimes able to supply customers with commodity at a price lower than the utility’s tariff pricing which often includes costly items such as firm transportation.

We sell natural gas and electricity at contracted prices based on the real-time demand or usage of our customers. We buy natural gas and electricity in the wholesale market in time specific, bulk or block quantities, usually at fixed prices. We manage the differences between the actual sales demand of our customers and our bulk or block purchases by buying and selling any shortfall or excess in the spot market. Independent system operators, or ISOs, and regional transmission organizations, or RTOs, which manage transmission infrastructure in a particular region, perform real-time load balancing for each of the electric grids in which we operate. Similarly, balancing is performed by the utilities or LDCs, for each of the natural gas markets in which we operate. We are charged or credited by the ISOs and LDCs for balancing of our electricity and natural gas purchased and sold for our account.

For medium and large commercial customers, we enter into bilateral agreements which set out our responsibilities to deliver natural gas to the customer and the customer’s responsibilities to pay for the natural gas. For a residential or small commercial customer to switch from the local utility offering to one of our rate plans requires that the customer confirm its enrollment in writing, in a recorded telephone call or through an internet enrollment. Enrollment requires disclosing the customer’s utility account number, visible on the customer’s bill, and in some cases the customer’s meter number. Upon enrollment, we are responsible for uploading to the applicable utility customer details, including name, address, and account or meter numbers. Utilities must accept the customer enrollment before we are required to flow gas or electricity to the customer. Acceptance rates vary, in our experience, from 50-100% of enrollments. Once a customer has been accepted, the utility advises us of the customer’s annual, monthly and in some cases, daily consumption needs, and we must meet those needs by supplying energy to locations determined by the utility. Periodically, the utility will read the customer’s meter and send a monthly bill to the customer which lists us as the supplier. In addition to meter reading and generating bills (except in Georgia and Texas) for our residential and small commercial customers, the utility will provide emergency service and maintenance on the customer’s account.

Generation of Revenue

We primarily generate revenue through retail sales of natural gas to residential and small commercial customers. As of June 30, 2007, we had approximately 631,400 RCEs, approximately 43,300 of which were derived from our electricity operations, with approximately 55% under fixed priced contracts and approximately 45% under variable priced contracts. For the year ended June 30, 2007, approximately 97% of our sales were derived from the supply of natural gas and the remaining sales were derived from the supply of electricity.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information regarding our revenue sources.

Our Customers and Markets

As of June 30, 2007, we delivered natural gas to approximately 588,100 RCEs in 28 LDC markets and electricity to approximately 43,300 RCEs in twelve market areas across 13 states and the Provinces of Ontario and British Columbia, Canada. In addition, during April 2007, we obtained our power marketer license to sell electricity in the State of Connecticut, and began offering power in Connecticut in May 2007. Additionally, in May 2007, we purchased the assets of Vantage and began to serve approximately 12,000 RCEs in the State of Texas shortly thereafter. We began delivering electricity to customers in Connecticut beginning in July 2007.

Our customer base consists of residential, small and mid-market commercial customers. Our business is not dependent upon any one customer or a single territory or market. As of June 30, 2007, no single customer accounted for more than 1.7% of our volume. Our multi-state approach allows us to benefit from a diverse stream of sales, capitalize on economies of scale and realize synergies from our existing business. In addition, our multi-state approach allows us to be insulated from the risk of a single LDC default, a material regulatory change in a single jurisdiction, extreme local weather patterns or a localized economic downturn.

The following map illustrates the regions in which we are currently active in the U.S. and Canada and the respective number of RCEs as of June 30, 2007:

MxEnergy Service Territory
(RCEs)

Territories	% Total

Georgia	33%
Ohio	20%
New York	14%
Michigan	8%
Indiana	6%
New Jersey	6%
Illinois	4%
Massachusetts	3%
Pennsylvania	2%
Texas	2%
Maryland	<1%
Kentucky	<1%
Ontario	<1%
Florida	<1%

Natural Gas

As of June 30, 2007, we had approximately 588,100 natural gas RCEs, with approximately 57% under fixed priced contracts and approximately 43% under variable priced contracts. Our fixed-price customer contracts have an average remaining life of 12 months. Due to both our history of acquisitions and organic growth, we have enjoyed steady expansion of our natural gas customer base. From 2001 to 2007, our natural gas RCEs grew from 81,120 to approximately 588,100.

During 2005, as a result of new telemarketing regulations (i.e., FTC guidelines and Do Not Call listings), we transitioned many of our outsourced marketing companies to new, fully compliant companies. We experienced a decline in customers between 2004 and 2005 due to the impact of transitioning third-party marketing efforts. Since the beginning of the last quarter of fiscal 2006, we have experienced a decline in customers, largely due to customer attrition related to the SESCo acquisition, as well as challenging pricing and marketing conditions. However, in general, new customers gained through organic growth and acquisitions have offset the number of customers lost, evidenced by our growing customer base over time.

As of June 30, 2007, we were actively marketing natural gas across 28 LDC markets in 11 states (Florida, Georgia, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, New York, Ohio and Pennsylvania) and the Provinces of Ontario and British Columbia in Canada. All of these markets are open for direct access purchasing of natural gas from retail marketers.

Electricity

MxEnergy has taken a conservative approach in entering the deregulated retail electricity market. There are currently 19 states that are open for direct access sales to end use customers of electricity. We are evaluating each market to determine which are most advantageous to enter. Our intent is to develop this business organically and through acquisitions, as well as by leveraging potential cross-selling opportunities with our natural gas business. We believe offering both natural gas and electricity to the same customer leverages our existing infrastructure and decreases customer churn.

MxEnergy entered the deregulated retail electricity market in 2004 via the acquisition of Total Gas and Electric, Inc., referred to herein as TG&E. The acquisition provided MxEnergy with a New York electric customer base. In addition, during April 2007, we obtained our power marketer license to sell electricity in the State of Connecticut, and began offering power in Connecticut in May 2007. We began delivering electricity to customers in Connecticut beginning in July 2007. In May 2007, we acquired the assets of Vantage and began to serve approximately 12,000 RCEs in Texas shortly thereafter. As of June 30, 2007, we serviced approximately 43,300 RCEs in New York, Massachusetts and Texas. Of such RCEs, 23% were fixed and 77% were variable price contracts.

Renewals and Attrition

At the end of each customer contract term, customer contracts in most of our markets are renewed upon notification by the marketers unless the customer indicates otherwise. We notify customers about the expiration of their contract with a letter, which is mailed in advance of expiration in accordance with applicable law and regulation. The letter indicates that the contract will automatically renew and sets forth the new contract terms, leaving the customer the option to decline service. From 2005 to 2007, approximately 90% of MxEnergy’s customers that received such notification of contract expiration ultimately renewed their contracts.

From 2005 to 2007, MxEnergy experienced an average annual in-contract customer attrition rate of approximately 23%, which we believe is consistent with the industry average. In-contract customer attrition for the year ended June 30, 2007 was approximately 26%, due to customer losses experienced in connection with the SESCo acquisition, as well as challenging pricing and market conditions. Average annualized in-contract customer attrition for July and August 2007 was approximately 23%. In-contract customer attrition has generally improved every month since December 2006. The loss of customer accounts in all the above mentioned periods was primarily due to: (i) customer-initiated switches, (ii) residential moves and (iii) customer payment defaults. We have instituted a “move” program to follow customers who have moved within another area serviceable by us, offering the ability to re-establish their rate plan. Generally, new customers gained through organic growth and acquisitions have offset the number of customers lost, evidenced by our growing customer base over time.

Sales and Marketing

We have developed a strong, differentiated brand that is “personality-driven.” Our brand message offers customers the ability to control their energy rates and better manage their household (or business) budgets. Through the use of a distinct logo and two iconic animated characters, our product proposition is presented in an easy-to-understand message. We aim to achieve a tone and manner of communication that is friendly and approachable and marketing materials that are distinctly different from those of our competitors by avoiding the look and feel of a traditional utility company.

Our year-round sales and marketing efforts focus on three strategic areas of concentration: attracting new customers, retaining and renewing existing customers and winning back former customers who have cancelled or switched to the local utility or another supplier.

Branding & Customer Communications

We differentiate ourselves through our branded communications to our customer. We strive to simplify all marketing communications and impart practical, straight-forward information.

To acquire new customers, we employ an integrated marketing mix that consists of multiple combinations of direct marketing, traditional and online media, public relations and local event participation. Our goal is to have direct marketing efforts, which include outbound telemarketing to both residential and small commercial customers, direct sales (outside sales focusing on small and mid-market commercial customers), and direct mail targeted to high purchase propensity residential and small commercial customers, all of which account for the majority of our total tactical marketing mix.

To retain existing customers, we rely on our highly-trained internal and external customer care representatives. Customers requesting cancellation of service are provided helpful information on the volatility of natural gas rates and encouraged to retain the benefits of long-term rate protection, if appropriate. We proactively contact customers who have moved to another area we service. We permit customers to remain on an existing contract if the move has occurred within 30 days following cancellation notice.

If we receive notification from an LDC that a customer has cancelled or switched to another supplier, we will attempt communication through both mail and phone, encouraging the customer to reconsider his decision, reminding him of penalties he may incur and, in some cases, offering a new rate plan.

We frequently refine our marketing methodologies to target favorable customers. We rely on data analytics obtained from past marketing campaigns to guide future target marketing efforts. Many natural gas and electricity marketing variables are studied including but not limited to: geographic regions; demographic profiles (age, gender, home ownership, income, presence of children); consumer participation in retail choice programs; product rate plan type; volumetric usage; seasonality; competitor offerings; weather patterns; changes in state or federal regulations; sales channel effectiveness and national consumer trend research. We model customer purchase, retention and renewal behaviors respective to product offerings and lifecycles.

Developing new and innovative marketing programs remains an ongoing objective. We are currently developing programs to offer our products to under-served customer constituencies in multicultural markets. We recently developed bilingual marketing materials and customer contracts in Spanish. We have employed bilingual sales and customer care representatives to better serve our Spanish-speaking customers. We plan to replicate our efforts in other multi-cultural markets.

We plan to continue our efforts to target new movers through agency-led initiatives and through outbound telemarketing efforts aimed at newly connected phone numbers.

We will increase our local presence in-market through greater participation in LDC energy fairs and related home owner and commercial business events. Additionally, we plan to increase our membership and participation in associations that can foster direct sales prospects (e.g., business associations, chamber of commerce, service organizations, etc.).

We have developed attractive, contemporary, mid-market, commercial marketing materials that serve to differentiate us from competitors. Our innovative rate plans and genuine sales consultancy approach are highlighted throughout our mid-market, commercial communications. We complement our sales force efforts with targeted mail and e-mail communications to energy decision makers. Such communications will serve to impart important information and invite consideration of future energy needs.

On-line Enrollment

We have invested in web site functionality and revamped our website at www.mxenergy.com to allow a customer to enroll with us 24/7. Detailed information about our company, our products and special promotional opportunities provide us with an efficient, low cost means of transacting with customers. Many energy marketers do not have on-line enrollment capability and force the prospective customer into calling a call center for more information.

Public Relations

We have actively encouraged the press to publish articles on deregulated energy offerings and play an active, public role in informing customers that they have the ability to choose their energy supplier. We seek to position ourselves as industry leaders in press articles and releases. We believe our interviews with reporters often serve to increase awareness of our company and add credibility to our product offerings. Articles in the press have generated calls to our call center which are sometimes converted into sales.

Product Offerings

We offer multiple product offerings to customers so that at any given time, potential customers can choose which product meets their household or business needs. We aim to be flexible and to respond quickly to market conditions to ensure that our offers match consumer interests. Unlike competitors offering one product choice at a time, our ability to present the customer with multiple product choices confirms our overall commitment to customer satisfaction.

We aim to keep our products simple in order to facilitate marketing to residential and small commercial customers. Our fixed rate product protects consumers from increases in the unit price of natural gas or electricity for a term of up to three years. In marketing this product, we do not promise savings as a consumer could pay more if local utility prices, which are based on variable market prices, fall during the term of the fixed rate contract. We offer customers different variations on the fixed rate product if they wish. For example, customers may wish to have fixed rate protection only for the winter months while letting the summer price float with the market. We also have offered some customers a cap product in which their price floats with the market but cannot exceed a fixed rate cap. Because of the high volatility of energy products like natural gas and electricity, the cost of such caps, which must be hedged with call options, is very high. Our variable rate product is similar to utility variable rate pricing but without the cost recovery factors that frequently conceal from customers the true cost of energy supplied by the utilities. By using alternative supply arrangements, we are sometimes able to supply customers with commodity at a price lower than the utility’s tariff pricing which often includes costly items such as firm transportation.

Competition

In markets that are open to competitive choice of retail energy suppliers, our primary competition comes from utility-affiliated retail marketers and small to mid-size independent retail energy companies. Competition is based primarily on product offering, price and customer service.

The competitive landscape differs in each utility service area, and within each targeted customer segment. For residential and small commercial customers in most service territories, our primary competition comes from utility-affiliated marketing companies and small to mid-size independent retail energy companies. Over the last several years, a number of utility-affiliated marketing companies have exited this segment of the market. For the mid-market commercial customer, competitive challenges come from both the utility and its affiliated marketing company, as well as other independents. However, this segment is still the least targeted segment among our competition due to the difficulty in balancing cost of acquisition and margin objectives. The large commercial, institutional and industrial segments are very competitive in most markets with nearly all customers having already switched away from the utility to an alternate provider. National affiliated utility marketers, energy producers and other independent retail energy companies often compete for customers in this segment. Historically, we have not focused on this segment.

Increasing our market share depends on our ability to convince customers to switch to our service. The local utilities and their affiliates have the advantage of long-standing relationships with their customers, and they have longer operating histories, greater financial and other resources, and greater name recognition in their markets than we do. In addition, local utilities have been subject to many years of regulatory oversight and thus have significant experience regarding the regulators’ policy preferences, as well as a critical economic interest in the outcome of proceedings concerning their revenues and terms and conditions of service. The incumbent’s advantages in many markets are intended to be limited, however, by regulatory structures that, for example, prohibit the incumbent from offering non-standard service and pricing structures, minimize the opportunity for the regulated business to subsidize the unregulated business and limit the ability of the utility to solicit customers that have switched. In Georgia, however, the incumbent utility has fully exited the retail segment.

In many cases, LDCs actively support deregulation and have welcomed the entry of retail energy marketers. By relieving LDCs of the need to engage in risk management, retail energy marketers allow LDCs to focus on their core competency of local distribution, which typically constitutes a significant portion of most customers’ utility bills. Many LDCs assume customer bad debt exposure since this encourages more market entrants and supports continued deregulation. LDCs may recover the bad debt expense as part of their tariff rates. The interests of retail energy marketers and most LDCs are thus highly aligned, providing crucial support for continued deregulation, while increasing penetration of the retail energy marketer model. We have successfully forged strong relationships with many of the LDCs throughout our service territories.

Most customers who switch away from the local utility do so for economic benefit or price stability. Once switched, customer retention is based on continued competitive pricing, reliability of supply and customer service.

Some of our competitors, including local utilities, have formed alliances and joint ventures in order to compete in the restructured retail electricity and natural gas industries. Many customers of these local utilities may decide to stay with their longtime energy provider if they have been satisfied with their service in the past. Therefore it may be difficult for us to compete against local utilities and their affiliates.

Information Systems

We maintain a number of information systems for capturing customer, accounting, supply forecasting and risk management information. These systems were operating on hardware within all four of our offices, including locations in Connecticut, Maryland, New Jersey and Texas, but, over the past fiscal year, we moved substantially all of these systems to an outside service provider in Houston. Further, to supplement our business continuity plans, we also established backup systems in our Maryland office.

Given the inherent challenges of managing multiple systems, the information technology team is expected to consolidate our six existing customer relationship management tools into one or two. Furthermore, the multiple billing platforms are expected to be consolidated into our Lodestar application.

We are also in the in the process of converting our demand forecasting and risk management operations from internally developed Excel spreadsheets to third party software systems developed by New Energy Associates and Sungard. We are currently utilizing this system and will continue to make enhancements during fiscal 2008.

Our web site is hosted offsite with a full-time employee serving as webmaster. It is custom developed by an outsourced marketing company.

We perform daily backup of our key servers and maintain backup tapes for a period of four weeks before they are overwritten. We also perform a month-end backup of key servers and keep such data for a period of six months to one year. All backup tapes are stored offsite at a secure storage facility on a weekly basis.

We currently replicate our email and various other production servers to ensure availability of our critical systems. We are in the process of increasing this functionality to additional servers. Our managed hosting facility in Houston maintains 24/7 security and has stand-alone power generation to keep the datacenter functional in the case of an extended power outage.

We have taken a multi-tiered approach to protecting our network from malware and intrusions. We employ endpoint security that includes locked down routers, dual firewalls, and other security appliances. These are supplemented with anti-spyware and virus protection on all workstations and windows servers. These applications are monitored and updated to respond pro-actively and successfully to changing threats.

Employees

As of June 30, 2007, we had approximately 195 full-time employees and one part-time employee in the United States and Canada. None of our employees are subject to collective bargaining agreements, and we believe that our relationship with our employees is good.

Environmental Matters

We do not view potential environmental liabilities as a significant concern. We do not have physical custody or control of the natural gas or any facilities used to transport it and title to the natural gas sold to our customers is passed at the same point at which we accept title from our natural gas suppliers.

Where You Can Find More Information

Our filings with the United States Securities and Exchange Commission, or SEC, are available to the public over the internet at the SEC’s website at www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the operation of the public reference room. Our filings with the SEC are also available free of charge to the public under the SEC Filings section of our website, www.mxholdings.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC. The information contained on this internet site is not incorporated by reference in this Annual Report. You may also request a copy of these filings, at no cost, by writing to us at: MxEnergy Holdings Inc., 595 Summer Street, Suite 300, Stamford, Connecticut 06901, Attention: Chief Financial Officer, or by calling us at (203) 356-1318.

The website at www.mxholdings.com contains information concerning us and our subsidiaries. This website is separate from our consumer website, www.mxenergy.com. The information contained on our internet sites and those of our subsidiaries is not incorporated by reference in this Annual Report.

ITEM 1A. RISK FACTORS

Any of the following risks could materially adversely affect our business, financial condition and operating results. The risks described below are not the only risks facing us. Additional risks and uncertainties not currently known to us or which we currently deem to be immaterial may also materially and adversely affect our business, financial condition and operating results.

Risks Related To Our Business

We may not fully hedge our commodity supply or other market positions against changes in commodity prices and consumption volumes, and our risk management policies and hedging procedures may not work as planned, which would adversely affect our business.

To provide energy to our customers, we purchase the relevant commodity in the wholesale energy markets, which are often highly volatile. It is our policy to match estimated requirements of our customers by purchasing offsetting volumes of natural gas and electricity. To lower our financial exposure related to commodity price fluctuations and changes in consumption volumes, we routinely enter into contracts to hedge our fixed price sale commitments, fuel requirements and inventory of natural gas, as well as fixed price sale commitments and line loss of electricity.

We have contractual obligations to many of our customers to provide full requirements service and as a result, our hedging procedures require constant monitoring and adjustment. Failure to continue to use valid assumptions may lead to inappropriate hedging positions. In addition, there are a number of factors that are beyond our control, such as risk of loss from counterparties’ nonperformance, volumetric risks related to customer demand and seasonal fluctuations. Although we try to purchase anticipatory hedges that represent volume we expect to sell to residential and small commercial customers for up to one month of projected marketing, we are exposed to the risk of a shortfall in marketing that could result in our purchases exceeding our supply commitments to those customers. We cannot fully protect ourselves against these factors and if our risk management policies are insufficient, this will have a detrimental effect on our business.

Our customers may terminate their contracts at any time, and the resulting attrition can result in a cost of cover for previously purchased fixed price hedges and physical supplies, which could have a negative impact on our financial results.

Customers are subject to the terms of written contracts which are governed by the tariff rules of utilities and LDCs as well as regulations administered by public service commissions. Although our fixed price contracts with residential customers may have terms of up to three years, those customers may terminate their contracts at any time for a termination fee that, in most cases, is relatively modest and does not bear any relation to our costs or lost profit with respect to the remainder of the contract. Our small and mid-market commercial customers cannot terminate their fixed price contracts without triggering a damages provision designed to cover the cost related to the termination of those contracts. However, seeking to enforce contracts for relatively small volumes is often impractical. As a result, we depend on our hedging strategies to cover the costs related to terminations by residential and small commercial customers. To hedge effectively against terminations, we must, at the inception of the contracts, attempt to accurately forecast the number of residential and small commercial customers that will terminate their contracts prior to the end of their term. If we experience a number of cancellations greater than originally forecasted and if we are not able to replace terminating customers with new customers, our financial results may be negatively impacted.

We may not have sufficient liquidity to hedge market risks effectively or conduct our business which would adversely affect our financial condition.

We enter into physical hedges and financial hedges for our natural gas supply obligations. MxEnergy historically entered into financial hedges for its natural gas supply obligations, under agreements with VPEM, a wholly owned subsidiary of Dominion Resources Inc. Under our hedge facility, we enter into financial hedges for our supply with Société Générale. To date, we have been successful at negotiating arrangements that do not require us to provide cash margining for changes in the market value of forward positions. Under the hedge facility, we posted an initial $25.0 million of cash collateral, but no additional amounts are required for changes in market prices of the commodity unless our forward hedged positions exceed 65 BCF. In April 2007, we replaced the $25.0 million of cash collateral with a letter of credit. Under the hedge facility, we have the flexibility to either post cash collateral or issue a letter of credit as margin for the hedge facility. These hedging arrangements are for a limited duration and typically need to be renegotiated or replaced every two to five years. We may not be able to replace these agreements upon expiration under similar terms and may be required to provide guarantees, letters of credit, or additional cash collateral to protect counterparties against the risk of our default or insolvency.

In addition, our contractual agreements with LDCs require us to maintain restricted cash balances or letters of credit as collateral for the performance risk associated with the future delivery of natural gas. These collateral requirements may increase as we grow our customer base. Additionally, we must post letters of credit with our natural gas and electricity supply providers. The amount of such credit support that must be provided typically is based on the volume of the commodity purchased in any given month. Significant movements in market prices can result in our being required to provide cash collateral and letters of credit in very large amounts. The effectiveness of our operations may be dependent on the amount of collateral available to enter into or maintain these contracts, and liquidity requirements may be greater than we anticipate or are able to meet. Without a sufficient amount of working capital to post as collateral in support of performance guarantees or as cash margin, we may not be able to manage price volatility effectively or to implement our strategy. An increase in demands from our counterparties to post letters of credit or cash collateral may negatively affect our liquidity position and financial condition.

Our financial swap agreements are settled against published index prices which could cease to be reliable or could become unavailable.

We hedge our forward exposures through a combination of physical supply purchase and financial swap agreements. Financial swap agreements may be settled against monthly NYMEX settlement prices or against index prices published by various industry publications. NYMEX settlement prices could be affected by supply and demand factors at the Henry Hub delivery point of the contract which are not present elsewhere in the country. Accordingly, the NYMEX settlement prices may cease to reflect accurately the market price of natural gas. Likewise, index prices for market areas in which our customers are located, and which are contained in daily and monthly publications, are published based on private polling of industry participants and therefore may be distorted, deliberately or unintentionally, thereby ceasing to be an accurate gauge of market pricing in those areas.

In the event either NYMEX settlement prices or published index prices were to become unavailable or cease to be reliable, we and our counterparties could seek to find a replacement price that would more accurately or reliably reflect the market prices that we are hedging. However, there is no certainty that such efforts would be successful.

Our financial results fluctuate on a seasonal and quarterly basis and are susceptible to changing weather conditions and commodity price fluctuations.

Our business is affected by weather. Consequently, our overall operating results fluctuate substantially on a seasonal basis, and the pattern of this fluctuation may change depending on the nature and location of any customer we acquire and the terms of any contract to which we become a party. Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities.

Generally, demand for electricity peaks in the summer and demand for gas peaks in the winter. Recent growth in natural gas-fired electric generation has introduced a secondary peak for natural gas in the summer. Typically, when winters are warmer than expected and summers are cooler than expected, demand for energy is lower, resulting in less electric and gas consumption than forecasted. Likewise, when winters are colder than expected or summers warmer, consumption may be greater than we have hedged and greater than we are able to meet with storage, swing supply or full requirements contracts that we have negotiated. Depending on prevailing market prices for electricity and gas, these and other unexpected conditions may reduce our sales or increase our costs and negatively impact our results of operations. We may experience lower consumption volumes and, therefore, lower sales. We may experience losses from the purchase of additional volumes at higher prices or the sale of excess volumes at prices below acquisition cost. Our failure to anticipate changing weather demands or to effectively manage our supply in response to changing demands could negatively impact our financial results.

In addition, our marketing efforts may be hindered in a market where our offers are less competitive relative to price offerings of the utilities or other marketers. Utilities historically react more slowly to changing commodity prices, whereas our products generally reflect the prevailing market prices. These factors may result in less effective marketing or higher than anticipated attrition.

The accounting for our hedging activities may increase the volatility in our quarterly and annual financial results.

We engage in price-risk management activities related to our natural gas and electricity purchases in order to economically hedge our exposure to commodity price risk. Through the use of financial and physical derivative contracts, we attempt to balance our physical and financial purchases and sales commitments. These derivatives are accounted for in accordance with Statement of Financial Accounting Standards, or SFAS, No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. SFAS No. 133 requires us to record all derivatives on the balance sheet at fair value. Changes in the fair value of a derivative as a result of fluctuations in the underlying commodity prices, are recognized immediately in earnings, unless the derivative qualifies for hedge accounting treatment. Since MxEnergy has not designated the derivative instruments as hedges for accounting purposes under SFAS No. 133, changes in forward prices of natural gas and electricity will cause volatility in our earnings. As a result, we are unable to fully anticipate the impact that our risk management decisions may have on our quarterly and annual operating results.

We depend on our billing systems and the utilities with whom we have billing service agreements, and we bear the related credit risk for certain customers. If these customers fail to pay their bills as they become due, it may adversely affect our financial condition.

We are responsible for the billing and collection functions for all of our customers in Georgia, Florida and Texas and our mid-market commercial customers in our New York, New Jersey and Ohio markets. This group of customers represents approximately 40% of our total volumes. In these markets we bear the risk of customers’ failure to pay their utility bills. With the exception of customers in Georgia and Texas, we only have the ability to terminate our agreement with customers for non-payment, not to terminate their electric or gas service. Even if we terminate service to customers who fail to pay their utility bill, we remain liable to our suppliers of electricity and natural gas for the cost of those commodities. Furthermore, in the Georgia market, we are responsible for billing the distribution charges for the local utility and are at risk for these charges, in addition to the cost of the commodity, in the event customers fail to pay their bills. The failure of our customers to pay their bills or our failure to maintain adequate billing and collection procedures could materially adversely affect our business.

For approximately 60% of our RCEs, we have billing service agreements with utilities that require the utilities to prepare and send a bill to our customers and collect the cost of energy supply from customers before remitting the proceeds to us. The majority of these utilities have guaranteed the payment of the energy supply portion of customer bills net of a pre-determined discount. We rely on the utilities to perform timely and accurate billing under these agreements. As we grow, the proportion of customers we serve that are billed by utilities could increase. The bankruptcy of a utility could result in a default in the utilities’ payment obligations to us.

The number of territories within which we provide natural gas and electricity supply poses a constant challenge that demands considerable personnel, management time and resources. Each territory requires unique and often varied electronic data interface systems. Rules that govern the exchange of data may be changed by LDCs. In certain instances, we must rely on manual processes and procedures and from time to time, we have had difficulties uploading new customer files, contract rates and changes on a timely basis. Our failure to provide the local utilities with accurate billing information to include on the customer bills could negatively impact our results of operations.

We depend on local transportation and transmission facilities of third parties to supply our customers. Our financial results may be harmed if transportation and transmission availability is limited or unreliable.

We depend on transportation and transmission facilities owned and operated by utilities and other energy companies to deliver the electricity and natural gas we sell to customers. Under the regulatory structures adopted in most jurisdictions, we are required to enter into agreements with local incumbent utilities for use of the local distribution systems and to establish functional data interfaces necessary to serve our customers. Any delay in these negotiations or our inability to enter into reasonable agreements could delay or negatively impact our ability to serve customers in those jurisdictions, which could have a materially adverse impact on our business, results of operations, and financial condition.

We also depend on local utilities for maintenance of the infrastructure through which we deliver electricity and natural gas to our customers. We are limited in our ability to control the level of service the utilities provide to our customers. Any infrastructure failure that interrupts or impairs delivery of electricity or natural gas to our customers could cause customer dissatisfaction, which could materially adversely affect our business.

If transportation or transmission is disrupted, or transportation or transmission capacity is inadequate, our ability to sell and deliver products may be hindered. Such disruptions could also hinder our providing electricity or natural gas to our customers and materially adversely affect our financial results.

Regulations in many markets require that meter reading and the billing and collection processes be retained by the local utility. In those states, we also are required to rely on the local utility to provide us with our customers’ information regarding energy usage. Our inability to confirm information received from the utilities may negatively impact our sales and results of operations.

We are subject to competition in each of our markets.

While there are barriers to entry, we operate only in markets that are open to alternate energy suppliers. Competition is based primarily on product offering, price and customer service. We generally face competition in those markets from utility-affiliated retail marketers and small to mid-size independent retail energy companies. Some of these competitors or potential competitors may be larger and better capitalized than we are.

Increasing our market share depends on our ability to convince customers to switch to our service. The local utilities have the advantage of long-standing relationships with their customers, longer operating histories, greater financial strength and greater name recognition than we do. In addition, customers are less familiar with the fixed price product that we offer, and we may not be successful in educating potential customers about the benefits of fixed price energy supply nor of the other products we offer. Convincing customers to switch to a new company for the supply of a critical commodity such as electric power or natural gas is a challenge. If our marketing strategy is not successful, our business, results of operations and financial condition will be materially adversely affected.

We depend on continued state and federal regulation to permit us to operate in deregulated segments of the electric and gas industries. If competitive restructuring of the electric or gas utility industries are altered, reversed, discontinued or delayed, our business prospects and financial results could be materially adversely affected.

The regulatory environment applicable to the electric and gas LDC distribution systems has undergone substantial change over the past several years as a result of restructuring initiatives at both the state and federal levels. These initiatives have had a significant impact on the nature of the electric and gas LDCs. We have targeted the deregulated segments of the electric and gas markets created by these initiatives. Regulations may be revised or reinterpreted or new laws and regulations may be adopted or become applicable to us or our operations. Such changes may have a detrimental effect on our business.

In certain deregulated electricity markets, proposals have been made by governmental agencies and/or other interested parties to re-regulate areas of these markets. Other proposals to re-regulate may be made and legislated or other attention to the electric and gas restructuring process may delay or reverse the deregulation process or interfere with our ability to do business. If competitive restructuring of the electric and gas markets is altered, reversed, discontinued or delayed, our business prospects and financial results would be negatively impacted.

We may not be able to manage our growth successfully. Any such failure could overly burden our resources and lead to poor customer satisfaction in our services.

We intend to continue to make investments in complementary companies, assess new product offerings and apply new technologies for our business development. If we buy a company or business, we may experience difficulty integrating that company’s personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. Furthermore, if we acquire the residential or small commercial businesses of an incumbent utility or other energy provider in a particular market, the customers of that entity may not be under any obligation to use our services. If we make other types of acquisitions, we may experience difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, and increase our expenses.

The growth of our operations will depend upon, among other things, our ability to expand our customer base in our markets and to enter new markets in a timely manner at reasonable costs. In addition, we anticipate that our employee base will grow to accommodate our increased customer base. As we expand our operations, we may encounter difficulties integrating new customers and employees as well as any legacy systems of acquired entities. We also may experience difficulty managing the growth of a portfolio of customers that is diverse both with respect to the types of service offerings, applicable market rules and the infrastructure for product delivery.

Expanding our operations also may require continued development of our operating and financial controls and may place additional stress on our management and operational resources. If we are unable to manage our growth and development successfully, our operating results and financial condition could be materially adversely affected.

We may need to raise additional capital, which may not be available. This could jeopardize our financial position.

Our business requires substantial capital to fund growth through organic marketing or acquisition, for supporting working capital, for the purchase of natural gas and electricity supply to meet our customers’ needs, and for the credit requirements of forward physical supply.

We may need to incur additional debt in order to fund working capital, finance other acquisitions or for other purposes. We cannot be certain that we will be able to obtain such additional financing on favorable terms or at all. If we need additional capital and cannot raise it on acceptable terms, our financial condition and business will be materially adversely affected.

We believe our lines of working capital financing are sufficient to meet our current and anticipated needs, but these lines may be reduced in accordance with the terms of such agreements. Moreover, in the event our needs change, either because of growth or higher energy costs, additional lines may be necessary and there can be no assurance that such arrangements will be available on terms acceptable to us or at all.

We previously identified a material weakness in the design and operation of our internal controls as of June 30, 2006 which continued to exist as of March 31, 2007. While we believe that such material weakness no longer exists, we have not yet tested our newly implemented controls and there can be no assurance that such controls will effectively prevent material misstatements in our consolidated financial statements in future periods.

In connection with the audit of MxEnergy’s financial statements for the year ended June 30, 2006, we and our independent auditors reported to the audit committee of our board of directors that certain significant deficiencies in internal controls, when evaluated in the aggregate, resulted in a material weakness in the design and operation of our internal controls as of June 30, 2006 and which we and our independent auditors believed continued to exist as of March 31, 2007. Specifically, the material weakness in our controls and procedures led to a restatement of our condensed consolidated financial statements for the three and six months ended December 31, 2006.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In response to these identified control deficiencies, we implemented certain disclosure control enhancements, policies and procedures. See “Item 9A. Controls and Procedures” for more information.

As of June 30, 2007, management has concluded that the material weakness identified in prior periods no longer exists as we believe we have designed and implemented an effective control environment. While we believe that such material weakness no longer exists, we have not yet tested our newly implemented controls and there can be no assurance that such controls will effectively prevent material misstatements in our consolidated financial statements in future periods.

Our success depends on key members of our management, the loss of whom could disrupt our business operations.

We depend on the continued employment and performance of key management personnel. A number of our senior executives have substantial experience in consumer and energy markets that have undergone regulatory restructuring and have extensive risk management and hedging expertise. We believe their experience will be important to our success. If our key executives do not continue in their present roles and are not adequately replaced, our business operations could be materially adversely affected. In addition, if certain key executives are not retained or not replaced with replacements acceptable to the lenders under our revolving credit facility, such failure to so retain or replace such individuals could give rise to a default under our revolving credit facility.

Risks Related To Our Indebtedness

Our substantial debt obligations could adversely affect our financial health and prevent us from fulfilling such obligations, including our obligations under the notes, and we might have difficulty obtaining more financing.

We have a substantial amount of indebtedness in relation to our equity. As of June 30, 2007, we had approximately $185.4 million total outstanding indebtedness and $101.4 million in issued letters of credit (plus an additional $110.0 million of unused availability under our revolving credit facility and $1.0 million of unused availability under our credit facility with Denham, referred to herein as the Denham credit facility). Our substantial debt obligations could have important consequences. For example, they could:

•                  make it more difficult for us to satisfy our obligations with respect to the notes;

•                  increase our vulnerability to general adverse economic and industry conditions;

•                  require us to dedicate a substantial portion of our cash flow from operations to payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•                  place us at a competitive disadvantage compared to our competitors that have less debt; and

•                  limit our ability to borrow additional funds.

We may incur substantial additional indebtedness in the future. The terms of the indenture governing the notes and our credit facilities will allow us to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the related risks described above could intensify. If such debt financing is not available when required or is not available on acceptable terms, we may be unable to grow our business, take advantage of business opportunities, respond to competitive pressures or refinance maturing debt, any of which could have a material adverse effect on our operating results and financial condition.

Our interest expense would increase if interest rates increase which would have a negative impact on our financial performance.

As of June 30, 2007, we had $178.0 million of outstanding floating rate debt and the ability to incur up to $110.0 million of additional floating rate debt under our revolving credit facility. In August 2006, we entered into interest rate swaps to hedge the floating rate interest expense on the notes. The swaps are fixed-for-floating and settle against the six month LIBOR rate. The fixed rates under the swaps range from 5.68% to 5.72%. The total notional amount of the interest rate swaps is $130 million with an initial weighted average term of approximately four years. Any increase in short-term interest rates would result in higher interest costs which would increase our interest expense. A 1% change in LIBOR, after taking into account the average outstanding notional amount of our interest rate swap agreements, would result in our interest expense fluctuating approximately $0.5 million per year based on our average monthly balance for the twelve month period ended June 30, 2007. While we may utilize interest rate swaps to hedge portions of our floating rate exposure, we may not be successful in renewing or obtaining additional hedges on acceptable terms or at all, which could have a material adverse effect on our ability to service our outstanding indebtedness, including the notes.

We will require a significant amount of cash to service our debt obligations. Our ability to generate cash depends on many factors beyond our control, including cash flow from our operating subsidiaries. If certain of our subsidiaries cannot make distributions to us, or such distributions decrease, we may not be able to make payments on the notes.

Our ability to make payments on and to refinance our debt, including the notes, and to fund planned capital expenditures and expansion efforts and any strategic acquisitions we may make in the future, if any, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control.

Holdings has no operations except for those conducted through our operating subsidiaries. Accordingly, our only material source of cash, including cash to make payments on or to redeem the notes, comes from distributions with respect to our ownership interests in our operating subsidiaries that are derived from the earnings and cash flow generated by such operating subsidiaries. Distributions to us from our operating subsidiaries will depend on:

•                  the financial performance of our operating subsidiaries;

•                  covenants contained in our debt agreements;

•                  covenants contained in other agreements to which we or our subsidiaries are or may become subject;

•                  business and tax considerations; and

•                  applicable law, including laws regarding the payment of distributions.

Based on the current level of operations of our subsidiaries, we believe that our cash flow from operations, together with available cash and available borrowings under our credit facilities, would be adequate to meet liquidity needs through at least June 30, 2008. However, there can be no assurance that our business will generate sufficient cash flow from operations in the future, that our currently anticipated growth in net sales and cash flow will be realized on schedule or that future borrowings will be available to us in an amount sufficient to enable us to repay indebtedness, including the notes, or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease all of our properties. Our corporate functions, including marketing, finance, risk management and legal, as well as our corporate headquarters are located in Stamford, Connecticut, and we also have offices in New Jersey, Texas and Maryland. During fiscal 2007, we moved several of our operational functions to Houston, Texas, including information technology, customer data solutions, accounting operations and collections. We believe that the majority of our integration goals have been achieved, with a small number of targeted personnel remaining in former locations. We believe that our properties are suitable and adequate for the business conducted therein, are being appropriately used and have sufficient capacity for the present intended purposes.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to claims and legal proceedings that arise in the ordinary course of business. We do not believe that any such proceedings to which we are currently a party will have a material impact on our results of operations and financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal quarter ended June 30, 2007.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established trading market for our common stock, par value $.01 per share. As of August 31, 2007, there were approximately 65 holders of record of our common stock.

Dividend Policy and Restrictions

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends on our common stock in the foreseeable future. Currently we intend to retain any future earnings to finance the expansion of our business and for general corporate purposes. Our board of directors, in its discretion, has the authority to declare and pay dividends on our common stock provided there are funds legally available to do so.

We are restricted in our ability to pay distributions under various covenants of our debt agreements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a more detailed description of our revolving credit facility and the notes.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data presented below under the captions “Statement of Income Data” and “Balance Sheet Data” as of and for each of the years in the five-year period ended June 30, 2007 are derived from our audited consolidated financial statements. The consolidated financial statements as of June 30, 2006 and 2007 and for each of the years in the three-year period ended June 30, 2007, and the reports theron, are included elsewhere in this Annual Report. The following financial information should be read in conjunction with, and is qualified by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto, included elsewhere in this Annual Report. Amounts are in thousands, except RCEs and per MMBtu data.

	Years Ended June 30,
	2007 (a)	2006	2005	2004	2003

Statement of Income Data
Sales of natural gas and electricity(b)(c)	$703,926	$362,561	$277,196	$185,659	$102,475
Cost of goods sold (excluding depreciation and amortization below):
Cost of natural gas and electricity sold	552,028	392,612	255,724	172,178	106,240
Realized (gains) losses from risk management activities	33,039	(82,983)	(37,608)	(15,892)	(18,578)
Unrealized (gains) losses from risk management activities	17,079	79,897	(16,004)	(46,360)	(17,889)
Total cost of goods sold(b)	602,146	389,526	202,112	109,926	69,773
Gross profit (loss) (excluding depreciation and amortization below)	101,780	(26,965)	75,084	75,733	32,702
Operating expenses:
General and administrative expenses	53,779	22,623	17,938	11,597	5,386
Reserves and discounts	4,725	3,395	4,533	3,432	1,753
Depreciation and amortization(d)	27,730	8,504	6,166	6,894	906
Advertising and marketing expenses	4,781	2,096	2,359	408	—
Total operating expenses	91,015	36,618	30,996	22,331	8,045
Operating profit (loss)	10,765	(63,583)	44,088	53,402	24,657
Interest expense, net	33,058	3,200	2,858	3,109	2,197
Income (loss) before income tax benefit (expense)	(22,293)	(66,783)	41,230	50,293	22,460
Income tax benefit (expense)	8,495	27,001	(18,142)	(20,117)	(2,971)
Net income (loss)	$(13,798)	$(39,782)	$23,088	$30,176	$19,489
Other Data
No. of RCEs(e)	631,000	387,000	348,000	361,000	226,000
Sales in MMBtu’s (in thousands)	57,064	35,488	32,957	25,771	19,961
Sales per MMBtu(f)	$11.93	$9.74	$8.03	$7.04	$5.13
Gross profit per MMBtu(g)	$2.01	$1.39	$1.75	$1.11	$0.74
Adjusted EBITDA(h)	$60,113	$25,729	$36,283	$15,830	$8,370

Balance Sheet Data (at period end)
Total current assets	$254,814	$67,517	$157,122	$122,363	$46,646
Customer acquisition costs, net	38,954	10,822	7,171	10,439	7,393
Total assets	332,750	97,969	191,592	162,221	57,697
Total current liabilities	88,792	29,894	74,640	60,607	32,921
Redeemable convertible preferred stock(i)	29,357	29,357	29,357	29,730	—
Total debt	185,404	—	21,379	27,221	22,561
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	332,750	97,969	191,592	162,221	57,697

(a)

Effective July 1, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment (revised). For more information, see Notes 2 and 12 to our consolidated financial statements included elsewhere in this Annual Report.

(b)	Electricity sales and related cost of goods sold started in April 2004.
(c)

Sales growth in 2005 and 2006 primarily resulted from the acquisition of Total Gas & Electric, Inc. effective April 2004 and the acquisition of certain natural gas customer contracts of Castle Power LLC effective November 2005, respectively. The increase in sales in 2006 was also attributable to higher natural gas prices. Results for the year ended June 30, 2007 include the operations of SESCo beginning on August 1, 2006. For more information, see Note 3 to our consolidated financial statements included elsewhere in this Annual Report.

(d)

Beginning July 1, 2005, direct response advertising costs which consist primarily of hourly-based telemarketing costs associated with proven customer generation, are capitalized and amortized over the estimated average life of a customer in accordance with the provisions of Statement of Position No. 93-7 “Reporting on Advertising Costs.” In 2003 and prior years, MxEnergy amortized capitalized customer acquisition costs over a seven year period. A change was made in 2004 to conform the amortization to the estimated average life of a customer contract of three years, based on the most recent information available. MxEnergy accounted for this change as a change in estimate. The effect of this change is reflected in 2004 and resulted in an incremental charge of approximately $4.6 million.

(e)	Represents gas and electricity RCEs serviced at end of period.
(f)

For the year ended June 30, 2007, includes passthrough revenue of approximately $54.5 million and fee income of approximately $17.1 million. Passthrough revenue and fee income for prior fiscal years was not material.

(g)	Adjusted to exclude the effect of unrealized gains or losses from risk management activities.
(h)

Management believes that Adjusted EBITDA is a measure commonly used by financial analysts in evaluating operating performance and liquidity of companies, including energy companies. Management also believes that this measure allows a standardized comparison between companies in the energy industry, while minimizing the differences from depreciation policies, financial leverage, hedging strategies and tax strategies. Accordingly, management believes that Adjusted EBITDA is useful in assessing our operating performance and liquidity. Adjusted EBITDA, as used herein, is not necessarily comparable to similarly titled measures of other companies.

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

Management uses Adjusted EBITDA for a variety of purposes including assessing the performance and liquidity of the Company, allocating resources for operational initiatives (e.g., establishing margins on sales initiatives), allocating resources for business growth strategies (e.g., considering acquisition opportunities), determining new marketing initiatives, determining market entry, rationalizing of internal resources, estimating the equity value of the Company, including its various equity instruments (such as common stock, preferred stock, stock options and warrants), and assessing compensation incentives for employees. Management also provides financial performance measures to its senior executive team and significant shareholders with an emphasis on Adjusted EBITDA, on a consolidated basis, as the appropriate basis in which to measure the performance and liquidity of the business. Furthermore, certain financial covenants in our revolving credit facility contain ratios based on EBITDA and the items excluded to calculate Adjusted EBITDA, as defined above. Accordingly, management and its significant shareholders utilize Adjusted EBITDA as the primary measure when assessing the operating performance and liquidity of the business.

EBITDA and Adjusted EBITDA have limitations as analytical tools in comparison to operating income or other combined income data prepared in accordance with GAAP. Some of these limitations are:

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

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements;

•                  Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and

•                  other companies, including other companies in our industry, may calculate these measures differently than as presented in this Annual Report, limiting their usefulness as a comparative measure.

Because of these limitations, EBITDA and Adjusted EBITDA and the related ratios should not be considered as a measure of discretionary cash available to invest in business growth or reduce indebtedness. For more information, see the consolidated financial statements and related notes included elsewhere in this Annual Report.

The following table represents a reconciliation of net income (loss) for each of the five years in the period ended June 30, 2007 to EBITDA and Adjusted EBITDA.

	Years Ended June 30,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Net income (loss)	$(13,798)	$(39,782)	$23,088	$30,176	$19,489
Add: Interest expense, net	33,058	3,200	2,858	3,109	2,197
Income tax (benefit) expense	(8,495)	(27,001)	18,142	20,117	2,971
Depreciation and amortization	27,730	8,504	6,166	6,894	906
EBITDA	38,495	(55,079)	50,254	60,296	25,563
Subtract: Unrealized gains (losses) from risk management activities	(17,079)	(79,897)	16,004	46,360	17,889
Add: stock compensation expense	4,539	911	2,033	1,894	696
Adjusted EBITDA	$60,113	$25,729	$36,283	$15,830	$8,370

The following table provides a reconciliation of Adjusted EBITDA to net cash (used in) provided by operating activities.

	Years ended June 30,
	2007	2006	2005	2004	2003
Adjusted EBITDA	$60,113	$25,729	$36,283	$15,830	$8,370
Interest expense, net	(33,058)	(3,200)	(2,858)	(3,109)	(2,197)
Income tax benefit (expense)	8,495	27,001	(18,142)	(20,117)	(2,971)
Deferred tax (benefit) expense	(14,449)	(32,764)	6,552	19,730	2,872
Unrealized losses on interest rate swaps and amortization of deferred financing fees	7,906	1,057	349	207	—
Non-cash amortization of SESCo and Castle contracts	11,891	(3,276)	—	—	—
Change in assets and liabilities, net of effects of acquisition:
Net inflow (outflow) in restricted cash and short term investments	(623)	6,953	2,195	(192)	(7,723)
Accounts receivable	3,453	(13,003)	3,271	1,976	(3,079)
Inventories	(1,712)	(2,685)	(72)	(970)	(7,012)
Margin deposit on hedge facility	—	—	—	—	—
Option premiums	1,835	(1,834)	—	—	—
Income taxes receivable	5,184	(5,535)	—	—	—
Security deposits and other assets	(993)	2,645	895	(4,610)	(311)
Accounts payable and accrued liabilities	35,878	(5,320)	1,283	2,646	11,259
Deferred revenue	5,061	865	1,538	—	—
Net cash (used in) provided by operating activities	$88,981	$(3,367)	$31,294	$11,391	$(792)
Net cash used in investing activities	$(132,920)	$(18,825)	$(8,296)	$(16,154)	$(12,376)
Net cash provided by (used in) financing activities	$174,788	$(25,345)	$24,396	$7,718	$5,115

(i)             We have reflected our Series A Convertible Preferred Stock outside of the equity section under the provisions of SEC Accounting Series Release 268 (Reg. S-X 5-02.28) which require that redeemable equity securities be presented separately from “stockholders’ equity” if they are redeemable at the option of the holder, or at a fixed date and a fixed price, or redemption is otherwise beyond the control of the issuer. The holders of our Series A Convertible Preferred Stock will have the right to “put” such stock to Holdings after June 30, 2009 if the fair market value of our common stock as of the date a notice of redemption is delivered is at a level that would not provide such holders an annualized internal rate of return of at least 25% on their investment. For a more detailed description of our Series A Convertible Preferred Stock, see Note 11 to MxEnergy’s consolidated financial statements included elsewhere in this Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto included elsewhere in this Annual Report. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors including, but not limited to, those described under “Item 1A. Risk Factors.”

Overview

We are a retail energy marketing company primarily engaged in the marketing and sale of natural gas and electricity to residential and commercial accounts throughout the eastern half of the United States and in Ontario and British Columbia, Canada. We serve a diverse portfolio of customers across several LDC markets with both fixed rate and variable rate contracts. This diversification in customer segment, geography, and sales product helps to mitigate our risk from volatility in market prices and weather-related demand. We intend to maximize operating income through continued customer growth, improved operational performance, opportunistic acquisitions and the efficient procurement and risk management of our commodity supply positions. As natural gas accounts for approximately 97% of our fiscal year 2007 sales, the operating results of our electricity segment, which was initiated in fiscal 2004, are not discussed herein due to immateriality. The Company classifies its business interests into two reportable segments: natural gas and electricity. Previously, the Company had classified its business into three reportable segments: residential and small commercial natural gas (mass market), mid-market commercial natural gas and electricity. During the fourth quarter of fiscal 2007, management decided that mass market gas and mid-market commercial gas should no longer be reported as separate segments. The reasons for the change, as well as additional information concerning our segment reporting, are included in our consolidated financial statements included elsewhere in this Annual Report.

The Company was formed in 1999 to serve as a retail energy marketer. Holdings was incorporated in Delaware in 2005, as part of a corporate restructuring. As of June 30, 2007, we served approximately 631,400 RCEs across 28 LDC gas markets and 12 electricity market areas in 13 states and the Provinces of Ontario and British Columbia, Canada. In addition, during April 2007, we obtained our power marketer license to sell electricity in the State of Connecticut, and began offering power in Connecticut in May 2007. We began delivering electricity to customers in Connecticut beginning in July 2007. The business has expanded through a combination of organic growth and acquisitions. During fiscal year 2007, we acquired:

•                  substantially all of the assets of Vantage, and began supplying power to approximately 12,000 former RCEs of Vantage in and around Houston, Dallas/Ft. Worth and Corpus Christi, Texas; and

•                  substantially all of the assets of SESCo, a portfolio of 315,000 residential and small commercial natural gas RCEs in the deregulated markets of Georgia and Ohio;

In addition to Vantage and SESCo, we have successfully completed the acquisition of six additional customer portfolios since our inception.

Our financial performance is affected by many factors. Approximately 60% of our RCEs are billed for commodity charges directly by the LDC on our behalf. Accordingly, we are exposed to credit risk from utilities that collect and remit customer payments as well as from a number of customers that pay us directly. Our operating results would be negatively affected by defaults in such payments. Receivables from approximately 45% of our RCEs are guaranteed by LDCs, all of which are investor-owned utilities with an investment grade rating from Moody’s Investors Service, Inc. or Standard & Poor’s Ratings Services. The remaining 55% of our annual volume is exposed to credit risk of the end use customer.

Our risk management strategy is to hedge 100% of our forecasted consumption volumes on our fixed price customer contracts. The sufficiency of such hedges is affected by unanticipated attrition and by changes in weather-related volumetric demand. Average in-contract customer attrition for the fiscal years 2005 through 2007 was approximately 23%. In-contract customer attrition for the year ended June 30, 2007 was approximately 26%, due to customer losses experienced in connection with the SESCo acquisition, as well as challenging pricing and market conditions. Average annualized in-contract customer attrition for July and August 2007 decreased to approximately 23%. In-contract customer attrition has generally improved every month since December 2006. The loss of customer accounts in all the above mentioned periods was primarily due to: (i) customer-initiated switches, (ii) residential moves and (iii) customer payment defaults. We use historical experience to determine the amount of in-contract attrition to project demand from fixed price customers over the terms of their contracts. If the actual demand from fixed price customers is significantly different from our projection, we may suffer financial losses if the market price of gas has increased or decreased from the original hedge price. Customer demand is also impacted by weather. We use utility-provided historical, actual or forward projected customer volumes as a basis for our forecasted volumes and mitigate the risk of winter volume fluctuation for some customers by purchasing excess fixed rate hedges for up to 10% of normalized winter projections. Should winter weather demand exceed our weather-normalized projections or if weather is warmer than normal and volumes are less than projected, our financial results may suffer.

We use both physical instruments and derivative financial instruments to reduce our exposure to fluctuations in the price of natural gas. We account for derivatives under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted. SFAS No. 133 requires all derivatives to be carried on the balance sheet at fair value. We enter into physical forward contracts to purchase and sell natural gas and power. Such contracts are derivative financial instruments based on the provisions of SFAS No. 133. As of June 30, 2007, MxEnergy had documented that all of these physical forward purchase and sale contracts met the “normal purchases and normal sales” exception under SFAS No. 133 and accordingly, such contracts were not carried on the balance sheet at fair value. All contracts documented for the “normal purchases and normal sales” exception are accounted for as executory contracts with the corresponding purchase and sale recorded for accounting purposes at the time title to the natural gas or power passes. If a derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in accumulated other comprehensive income and recognized as a component of cost of natural gas and electricity sold in the condensed consolidated statements of operations when the hedged item affects earnings. Derivatives that are not designated as hedges or that do not qualify for hedge accounting treatment must be adjusted to fair value through earnings. Since we have not designated any of our derivatives as cash flow hedges, any change in the forward price of natural gas or electricity will be reflected in the statement of operations as unrealized gains or losses from risk management activities. The underlying fixed price contracts that are being hedged do not meet the definition of a derivative under SFAS No. 133 and as a result, the corresponding change in fair value of these customer contracts is not reflected in the statement of operations. The application of this accounting treatment results in earnings volatility.

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

We rely on utilities to provide billing and collection of receivables from residential and small commercial customers as well as to provide other services. As of June 30, 2007, receivables from approximately 45% of our volumetric RCEs were guaranteed by the utilities at a weighted average discount rate of approximately 1%. Should a utility increase the discount or discontinue the guarantee of such receivables, the forecasted margin for the fixed rate contracts currently in place may be reduced. We incorporate into the calculation of our fixed prices the current prevailing billing charges, switching fees, volumetric conversion rates, and other such factors. Though we are advised in advance of future changes in these items through tariff filings and notices by the utilities, ultimate changes in these charges, fees, rates and other factors could take place prior to the termination date of current fixed price contracts and could negatively impact projected margin on these contracts.

We market to new customers using direct mail, internet, telemarketing, and door to door channels. Based on historical experience plus costs associated with specific contracts, our marketing costs for a new customer are estimated and revised from time to time. Should marketing expenses exceed those which we have forecasted, our financial results could be negatively impacted.

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

Market and Regulatory

MxEnergy currently has natural gas customers in 28 LDC markets in 11 states and Ontario and British Columbia, Canada and electricity customers in 13 market areas in four states. Among other things, tariff filings by LDCs for changes in the billing rate to their regulated customers in the markets in which we operate may significantly impact the viability of our sales and marketing plans and our overall operating and financial results. Although regulatory requirements are determined, administered and monitored by the public utility commission, or PUC, of each state, operating rules and rate filings for each utility are unique. Accordingly, we generally treat each utility distribution territory as a distinct market.

Natural Gas

At June 30, 2007, we provided natural gas to approximately 588,100 RCEs in 28 LDC markets within Florida, Georgia, Illinois, Indiana, Kentucky, Michigan, Maryland, New Jersey, New York, Ohio, Pennsylvania and Ontario and British Columbia, Canada. Due to recent and significant decreases in the price of natural gas, a number of LDCs have decreased rates to their regulated customers. Although the impact of these price decreases cannot currently be estimated, they are not anticipated to adversely impact our financial results.

In Ohio, we provide natural gas service to residential and small commercial customers in the Dominion East Ohio Gas, or DEO, Vectren and the Columbia Gas of Ohio service areas. In May 2006, the PUC of Ohio approved the first phase of a plan whereby DEO will cease performing the merchant function. The first phase was a wholesale auction of the supply associated with the customers served by the utility and the required approval by the PUC of Ohio, in each case, which occurred in August 2006. The second phase is anticipated to start by 2008 and could involve the transfer of the utility customers to retail energy marketers. We are taking an active role in the regulatory process for reviewing and implementing rules that will govern phase two of the deregulation plan. While the ultimate outcome of this is unknown, at this point, the process it is not expected to adversely impact our financial results.

During January 2007, we obtained our gas marketer license to market natural gas in the Terasen market in British Columbia. We began selling natural gas to customers in the Terasen market in May 2007.

As natural gas accounts for approximately 97% of our fiscal year 2007 sales, our operating results are significantly impacted by the price movement in natural gas. Price volatility in the natural gas market generally exceeds volatility in most energy and other commodity markets. There are various factors that contribute to price volatility in the natural gas market, including basic supply and demand, pipeline capacity, storage capacity and weather. The prices of natural gas during the year ended June 30, 2007 were at a two-year low, which provides us with both opportunities and challenges. During our recent history we have been able to effectively manage our business through volatile market conditions.

Electricity

At June 30, 2007, we provided electricity to approximately 43,300 RCEs in twelve market areas within the States of New York, Massachusetts and Texas. In addition, during April 2007, we obtained our power marketer license to sell electricity in the State of Connecticut, and began offering power in Connecticut in May 2007. We began delivering electricity to customers in Connecticut beginning in July 2007.

In May 2007, the Company, through its subsidiary MxEnergy Electric Inc., acquired substantially all of the assets of Vantage, and began supplying power to approximately 12,000 former RCEs of Vantage in and around Houston, Dallas/Ft. Worth and Corpus Christi, Texas. As part of the acquisition of the Vantage assets, the Company will also pay to Vantage an established percentage of the realized net margin associated with the purchased contracts for the original contract term up to a maximum of two years after the closing. These margin sharing payments are not expected to be material. There are no current rate cases or filings in the states we offer electricity that are anticipated to impact our financial results.

Recent Developments

On May 1, 2007, we commenced an offer to exchange all of the outstanding old notes, for an equal principal amount of the new notes. On May 30, 2007, we announced that we were restating our interim financial statements for the three and six months ended December 31, 2006 and were indefinitely extending the expiration date of the exchange offer. The exchange offer was terminated on June 27, 2007. On August 1, 2007, we commenced a new exchange offer for the old notes which closed on August 31, 2007. We exchanged $177,870,000 aggregate principal amount of old notes for an equal principal amount of new notes. Pursuant to the registration rights agreement relating to the old notes, the interest rate applicable to the old notes increased by 0.25% per annum effective as of June 1, 2007 because we did not complete an exchange offer for the old notes by the 300th day following the issue date of the old notes. When the new exchange offer was completed on August 31, 2007, the old notes ceased accruing additional interest. As of June 30, 2007, the total additional interest accrued was approximately $111,000.

On June 22, 2007, we launched a conditional cash tender offer to purchase any or all of the outstanding old notes. In connection with the tender offer, we solicited consents to effect certain proposed amendments to the indenture governing the notes. We revised the terms of the tender offer and consent solicitation on July 30, 2007 and extended the expiration date to 5:00 p.m. on September 14, 2007. On August 15, 2007, we terminated the tender offer and consent solicitation.

Internal Controls

In connection with the audit of our consolidated financial statements for the year ended June 30, 2006, we and our independent auditors reported to the audit committee of our board of directors that certain significant deficiencies in internal controls, when evaluated in the aggregate, resulted in a material weakness in the design and operation of our internal controls as of June 30, 2006 and which we and our independent auditors believed continued to exist as of March 31, 2007. This material weakness led to a restatement of our condensed consolidated financial statements for the three and six months ended December 31, 2006. As of June 30, 2007, management has concluded that the material weakness identified in prior periods no longer exists as we believe we have designed and implemented an effective control environment. While we believe that such material weakness no longer exists, we have not yet tested our newly implemented controls. We will begin testing controls during fiscal year 2008 using our co-sourced internal audit team. See “Item 9A. Controls and Procedures” for more information.

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

Management uses Adjusted EBITDA for a variety of purposes including assessing the performance and liquidity of the Company, allocating resources for operational initiatives (e.g., establishing margins on sales initiatives), allocating resources for business growth strategies (e.g., considering acquisition opportunities), determining new marketing initiatives, determining market entry, rationalizing of internal resources, estimating the equity value of the Company, including its various equity instruments (such as common stock, preferred stock, stock options and warrants), and assessing compensation incentives for employees. Management also provides financial performance measures to its senior executive team and significant shareholders with an emphasis on Adjusted EBITDA, on a consolidated basis, as the appropriate basis in which to measure the performance and liquidity of the business. Furthermore, certain financial covenants in our revolving credit facility contain ratios based on EBITDA and the items excluded to calculate Adjusted EBITDA, as defined above. Accordingly, management and its significant shareholders utilize Adjusted EBITDA as the primary measure when assessing the operating performance and liquidity of the business.

EBITDA and Adjusted EBITDA have limitations as analytical tools in comparison to operating income or other combined income data prepared in accordance with GAAP. Some of these limitations are:

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

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements;

•                  Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and

•                  other companies, including other companies in our industry, may calculate these measures differently than as presented in this Annual Report, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA and Adjusted EBITDA and the related ratios should not be considered as a measure of discretionary cash available to invest in business growth or reduce indebtedness. For more information, see the consolidated financial statements and related notes included elsewhere in this Annual Report.

The following table represents a reconciliation of net income (loss) for each of the five years in the period ended June 30, 2007 to EBITDA and Adjusted EBITDA.

	Years Ended June 30,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Net income (loss)	$(13,798)	$(39,782)	$23,088	$30,176	$19,489
Add: Interest expense, net	33,058	3,200	2,858	3,109	2,197
Income tax (benefit) expense	(8,495)	(27,001)	18,142	20,117	2,971
Depreciation and amortization	27,730	8,504	6,166	6,894	906
EBITDA	38,495	(55,079)	50,254	60,296	25,563
Subtract: Unrealized gains (losses) from risk management activities	(17,079)	(79,897)	16,004	46,360	17,889
Add: stock compensation expense	4,539	911	2,033	1,894	696
Adjusted EBITDA	$60,113	$25,729	$36,283	$15,830	$8,370

The following table provides a reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities, net cash used in investing activities and net cash (used in) provided by financing activities for each of the five years in the period ended June 30, 2007.

	Years ended June 30,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Adjusted EBITDA	$60,113	$25,729	$36,283	$15,830	$8,370
Interest expense, net	(33,058)	(3,200)	(2,858)	(3,109)	(2,197)
Income tax benefit (expense)	8,495	27,001	(18,142)	(20,117)	(2,971)
Deferred tax (benefit) expense	(14,449)	(32,764)	6,552	19,730	2,872
Unrealized losses on interest rate swaps and amortization of deferred financing fees	7,906	1,057	349	207	—
Non-cash amortization of SESCo and Castle contracts	11,891	(3,276)	—	—	—
Change in assets and liabilities, net of effects of acquisition:
Net inflow (outflow) in restricted cash and short term investments	(623)	6,953	2,195	(192)	(7,723)
Accounts receivable	3,453	(13,003)	3,271	1,976	(3,079)
Inventories	(1,712)	(2,685)	(72)	(970)	(7,012)
Margin deposit on hedge facility	—	—	—	—	—
Option premiums	1,835	(1,834)	—	—	—
Income taxes receivable	5,184	(5,535)	—	—	—
Security deposits and other assets	(993)	2,645	895	(4,610)	(311)
Accounts payable and accrued liabilities	35,878	(5,320)	1,283	2,646	11,259
Deferred revenue	5,061	865	1,538	—	—
Net cash (used in) provided by operating activities	$88,981	$(3,367)	$31,294	$11,391	$(792)
Net cash used in investing activities	$(132,920)	$(18,825)	$(8,296)	$(16,154)	$(12,376)
Net cash provided by (used in) financing activities	$174,788	$(25,345)	$24,396	$7,718	$5,115

Results of Operations

Natural gas accounts for approximately 97% of our total sales which exposes us to a high degree of seasonality in our cash flows and income earned throughout our fiscal year. We utilize a considerable amount of cash from operations and borrowings under our revolving credit facility to fund working capital, primarily inventory purchases, during the months of April through October each calendar year (primarily our last and first fiscal quarters). We sell the majority of our natural gas during the months of November through March of each calendar year (primarily our second and third fiscal quarters). We expect the significant seasonality impacts to our cash flows and income earned will continue during future periods.

Year Ended June 30, 2007 Compared with Year Ended June 30, 2006

The number of RCEs for the fiscal year ended June 30, 2007 totaled 631,400, an increase of 63%, or 244,400 RCEs, over the prior year. The increase was primarily related to the RCEs acquired in the SESCo acquisition in August 2006, and to a lesser extent, the Vantage acquisition in May 2007.

Sales for the fiscal year ended June 30, 2007 were $703.9 million, an increase of $341.4 million, or 94%, compared to the prior year, primarily due to the SESCo acquisition, and to a lesser extent, electricity customers acquired through increased marketing activity. In addition, revenues for the year ended June 30, 2007 included passthrough revenues of approximately $54.5 million and fee income of approximately $17.1 million. Passthrough revenues and fee income were not material for the year ended June 30, 2006, since these revenues are primarily related to the assets acquired in the SESCo acquisition. The average selling price per unit of natural gas increased by $2.19 to $11.93 per MMBtu, largely due to the higher price of natural gas when fixed price customers were added or renewed and fee income realized from certain of the customers acquired in the SESCo acquisition. MxEnergy sold approximately 57.1 billion cubic feet, or BCF, of gas in 2007 compared to approximately 35.5 BCF in 2006. The increased volume is largely attributable to the customers acquired in connection with the SESCo acquisition. However, overall usage per customer decreased from the same period in the prior year as a result of warmer-than-normal weather experienced in the Midwestern and Northeastern United States during the six months ended March 31, 2007, which is considered our winter season.

Gross profit for the fiscal year ended June 30, 2007 was $101.8 million compared to a gross loss of $27.0 million in the prior year. The increase in gross profit of $128.8 million includes the effect of unrealized losses from our risk management activities of $17.1 million for the year ended June 30, 2007, as compared to $79.9 million for the year ended June 30, 2006, resulting from changes in forward natural gas prices during the respective periods in relation to the contracted forward prices. This impact should be fully or partially offset in future periods by higher or lower gross profit, as physical gas is delivered to customers during the remaining terms of their fixed rate contracts. The increase in gross profit is also attributable to customer contracts acquired in connection with the SESCo acquisition.

We have elected not to designate any derivative instruments as hedges in accordance with the provisions of SFAS No. 133. Accordingly, any changes in derivative fair value must be adjusted through unrealized losses or gains from risk management activities in the consolidated statements of operations as evidenced by the $17.1 million and $79.9 million of unrealized losses on risk management activities previously discussed. In addition, our decision not to perform hedge accounting can have an impact on earnings as the losses (gains) from realized risk management activities may impact earnings during a different period than the associated margin achieved from the physical sale of natural gas. The lack of utilizing hedge accounting creates a poor matching of recording our realized gains and losses in the value of our hedge positions with the recognition of the underlying customer contract margins. The specific timing of recognition of losses (gains) may occur in either previous or subsequent periods. Each period we do not perform hedge accounting is specifically impacted by realized gains or losses from risk management activities recorded in the prior period, which under hedge accounting may have been deferred in the prior period and recorded in the current period, and gains or losses from realized risk management activities recorded in the current period which under hedge accounting may have been deferred in the current period and recorded in the subsequent period. Under hedge accounting, deferring realized gains or losses from risk management activities would ensure that such realized gains or losses are recorded in the same period as the associated margin achieved (i.e., the hedging gains and losses would be recorded in the same period as the item being hedged affects earnings).

In our segment analysis, we evaluate performance based on several factors of which the primary financial measure is gross profit adjusted to exclude the effect of any unrealized gains or losses from risk management activities. We classify our business interests into two reportable segments: natural gas and electricity. The combined adjusted gross profit for the year ended June 30, 2007, was $118.9 million, an increase of $65.9 million over the prior year. As we do not perform hedge accounting, this increase includes an estimated $1.1 million of estimated net losses recorded in the current year as compared to $3.8 million of estimated net losses recorded in the prior year related to the settlement of risk management activities associated with inventory. The impact of the estimated $1.1 million and $3.8 million of realized losses for the year ended June 30, 2007 and 2006, respectively, assumes our hedge accounting would have been 100% effective. The overall increase in adjusted gross profit between the periods is primarily due to margin earned on customer contracts acquired in connection with the SESCo acquisition.

Operating expenses for the fiscal year ended June 30, 2007 were $91.0 million, an increase of 149% from $36.6 million in the prior year, primarily due to increased overall costs in connection with the SESCo acquisition. Depreciation and amortization expenses were $27.7 million compared to $8.5 million in the prior year, an increase of $19.2 million, or 226%. Depreciation and amortization expenses consist of depreciation and amortization on fixed assets and amortization expenses on customer acquisition costs, which are generally amortized over the estimated three-year life of a customer. Depreciation and amortization expenses on fixed assets were $8.2 million compared to $2.3 million in the prior year, an increase of $5.9 million, or 257%. The increase in depreciation and amortization expenses on fixed assets during fiscal 2007 is attributable to additional depreciable assets acquired in conjunction with the SESCo acquisition. Amortization expense on customer acquisition costs were $19.5 million compared to $6.2 million in the prior year, an increase of $13.3 million, or 215%. The increase in amortization expenses on customer acquisition costs is attributable primarily to additional customer related intangible assets acquired in conjunction with the SESCo acquisition. General and administrative expenses, which consist primarily of salary and related compensation expenses, customer care costs, professional fees and overhead, were $53.8 million compared to $22.6 million in the prior year, an increase of $31.2 million, or 138%. This increase was primarily due to increased staffing levels and related costs, higher customer care costs and increased overhead related to the SESCo acquisition. The increase in general and administrative expenses was also attributable to an increase in staffing levels and professional fees due to: (a) improving the segregation of duties within the Company and its overall control environment; (b) the hiring of a Big Four accounting firm (other than Ernst & Young LLP, our independent registered public accounting firm) to become our internal-audit service provider; and, (c) the additional accounting and legal fees associated with the various filings we made during fiscal year 2007 with the SEC, including registration statements and periodic reports. We also recorded rationalization charges of $1.2 million and compensation expenses of $0.8 million for management bonuses related to the SESCo acquisition during the year ended June 30, 2007. Advertising and marketing expenses were $4.8 million compared to $2.1 million in the prior year, an increase of $2.7 million, or 128%. The increase in advertising and marketing expenses is due to the increased scope of the business resulting from the SESCo acquisition and additional activity in the electricity markets. Reserves and discounts were $4.7 million compared to $3.4 million in the prior year, an increase of $1.3 million, or 39%. The increase was primarily due to an increase in the bad debt provision required to account for revenue generated on customers acquired from SESCo, partially offset by the DEO LDC eliminating its 1% fee that was charged in the prior year.

For the year ended June 30, 2007, we recorded a $8.5 million income tax benefit compared to $27.0 million in the prior year. The decrease from the prior year is attributable to the decrease in pre-tax losses between the periods, of which all significant changes were previously discussed. See Note 10 to our June 30, 2007 consolidated financial statements included elsewhere in this Annual Report for more information.

Adjusted EBITDA for the fiscal year ended June 30, 2007 was $60.1 million compared with $25.7 million, an increase of $34.4 million, or 134%, compared to the prior year. Adjusted EBITDA is a non-GAAP performance and liquidity measure. See “— Adjusted EBITDA” above for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss) and net cash (used in) provided by operating activities. The increase of $34.4 million over the prior year was due primarily to an increase in gross profit earned on customer contracts acquired in connection with the SESCo acquisition. Also included in the increase is an estimated net loss of $1.1 million in the current period as compared to an estimated net loss of $3.8 million recorded in the prior year related to the settlement of risk management activities associated with inventory. The net gains and losses on risk management activities are largely offset in subsequent periods by the associated effect on margins when the inventory is sold to customers under fixed rate contracts.

Year Ended June 30, 2006 Compared with Year Ended June 30, 2005

The number of RCEs for the fiscal year ended June 30, 2006 totaled 387,000, an increase of 11%, or 39,000 RCEs, over the prior year. The increase was primarily related to the RCEs acquired in the acquisition of Castle Power LLC, referred to herein as Castle, in November 2005.

Sales for the fiscal year ended June 30, 2006 were $362.6 million, up $85.4 million, or 31%, compared to the prior year, primarily due to higher natural gas prices in fiscal year 2006 and accounts purchased from Castle. The average selling price per unit increased by $1.71 to $9.74 per MMBtu. In addition, MxEnergy sold approximately 35.5 BCF of gas in 2006 compared to approximately 33.0 BCF in 2005. The increased volume is attributable to the customers acquired from Castle during the year. However, overall usage by customers decreased over the prior year due to the warmer-than-normal weather experienced in the northeastern United States during the quarter ended March 2006, the peak usage months for natural gas.

Gross loss for the fiscal year ended June 30, 2006 was $27.0 million compared to gross profit of $75.1 million in the prior year. The decrease in operating results is primarily related to unrealized losses on risk management activities of $79.9 million and unrealized gains from risk management activities of $16.0 million for the years ended June 30, 2006 and 2005, respectively, resulting from a decline in forward natural gas prices over the past fiscal year. This impact should be fully offset in future periods by higher gross profit, as physical gas is delivered to customers during the remaining terms of their fixed rate contracts.

We have elected not to designate any derivative instruments as hedges in accordance with the provisions of SFAS No. 133. Accordingly, any changes in derivative fair value must be adjusted through unrealized losses or gains from risk management activities in the consolidated statements of operations as evidenced by the $79.9 million and $16.0 million of unrealized losses on risk management activities previously discussed. In addition, our decision not to perform hedge accounting can have an impact on earnings as the losses (gains) from realized risk management activities may impact earnings during a different period than the associated margin achieved from the physical sale of natural gas. The lack of utilizing hedge accounting creates a poor matching of recording our realized gains and losses in the value of our hedge positions with the recognition of the underlying customer contract margins. The specific timing of recognition of losses (gains) may occur in either previous or subsequent periods. Each period we do not perform hedge accounting is specifically impacted by realized gains or losses from risk management activities recorded in the prior period, which under hedge accounting may have been deferred in the prior period and recorded in the current period, and gains or losses from realized risk management activities recorded in the current period which under hedge accounting may have been deferred in the current period and recorded in the subsequent period. Under hedge accounting, deferring realized gains or losses from risk management activities would ensure that such realized gains or losses are recorded in the same period as the associated margin achieved (i.e., the hedging gains and losses would be recorded in the same period as the item being hedged affects earnings).

In our segment analysis, we evaluate performance based on several factors of which the primary financial measure is gross profit adjusted to exclude the effect of any unrealized gains or losses from risk management activities. We classify our business interests into two reportable segments: natural gas and electricity. The combined adjusted gross profit for the year ended June 30, 2006, was $53.0 million, a decrease of $6.1 million over the same period in the prior year. As we do not perform hedge accounting, this decrease includes an estimated $3.8 million of estimated net losses recorded in the current year and $3.1 million of net gains recorded in the prior year related to the settlement of risk management activities associated with inventory. The discussion of the impact of the estimated $0.7 million of realized losses and estimated $3.1 million of realized gains on our earnings for the year ended June 30, 2006 and 2005, respectively, assumes our hedge accounting would have been 100% effective. The overall decrease in adjusted gross profit between the periods is primarily due to the impact of a one time $5.7 million gain realized from the sale of an unnecessary hedge position during fiscal 2005.

Operating expenses for the fiscal year ended June 30, 2006 were $36.6 million, up 18.1% from $31.0 million in the prior year primarily due to increased overhead associated with the addition of personnel in the information technology, marketing, and finance areas, along with positions required to support the Castle acquisition. Advertising and marketing expenses were $2.1 million compared to $2.4 million in the prior year, down $0.3 million or 13%. The decrease in advertising and marketing expenses is due to both an increased focus during fiscal 2006 on hourly-based telemarketing to obtain new customers (which are capitalized as customer acquisition costs beginning in fiscal 2006) and a reduction of opportunities during fiscal 2006 to attract new customers based on high prices of natural gas, which resulted in reduced general advertising and marketing efforts. Customer acquisition costs are amortized over the average life of a customer, three years, and are included in depreciation and amortization expenses in the statements of operations. Depreciation and amortization expenses were $8.5 million compared to $6.2 million in the prior year, up $2.3 million or 38%. Depreciation and amortization expenses consist of depreciation and amortization on fixed assets and amortization expenses on customer acquisition costs. Depreciation and amortization expenses on fixed assets were $2.3 million compared to $1.2 million in the prior year, up $1.1 million or 91%. The increase in depreciation and amortization expenses on fixed assets during fiscal 2006 is attributable to a significant increase in capitalized computer equipment and software during fiscal 2006, primarily related to the purchase of a new risk management system, enhancements to our customer relationship management system and purchases of various computer equipment due to an increase in staff across the business. Amortization expense on customer acquisition costs were $6.2 million compared to $5.0 million in the prior year, up $1.2 million or 24%. The increase in amortization expenses on customer acquisition costs is attributable to increased hourly-based telemarketing costs which generated an increase in customers during fiscal year 2006 as previously discussed. Offsetting these net increases was a reduction of $1.1 million in reserves and discounts due to an improvement in credit quality associated with our customer base. Several LDCs that previously did not guarantee receivables amended their programs to guarantee receivables, resulting in a lower discount or reserve rate.

For the year ended June 30, 2006, MxEnergy recorded a $27.0 million income tax benefit compared to an $18.1 million income tax expense in the prior year. The change from the prior year is attributable to the change from pre-tax income for the year ended June 30, 2005 compared to pre-tax loss for the year ended June 30, 2006 of which all significant changes were previously discussed. For more information, see Note 10 to our consolidated financial statements included elsewhere in this Annual Report.

Adjusted EBITDA for the fiscal year ended June 30, 2006 was $25.7 million, down from $36.3 million, or 29%, compared to the prior year. Adjusted EBITDA is a non-GAAP performance and liquidity measure. See “— Adjusted EBITDA” above for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss) and net cash (used in) provided by operating activities. The decrease of $10.6 million over the prior year was due to lower-than-average consumption associated with warmer-than-normal weather conditions in fiscal 2006 and the impact of a one-time $5.7 million gain realized in fiscal 2005 from the sale of a hedge position that was deemed to no longer be required. Also included in the net decrease of $10.6 million is an estimated net loss of $3.8 million in the current period as compared to an estimated net gain of $3.1 million recorded in the same period in the prior year related to the settlement of risk management activities associated with inventory. The net gains and losses on risk management activities are largely offset in subsequent periods by the associated effect on margins when the inventory is sold to customers under fixed rate contracts.

Year Ended June 30, 2005 Compared with Year Ended June 30, 2004

The number of RCEs for the fiscal year ended June 30, 2005 totaled 348,000, down 13,000, or 4%, compared to the prior year. The decrease was related to new telemarketing regulations (specifically, FTC guidelines and “Do Not Call” lists). MxEnergy transitioned many of its outsourced marketing companies to new fully compliant companies. MxEnergy experienced a slight decline in customers due to the impact of transitioning third party marketing efforts during the year.

Sales for the fiscal year ended June 30, 2005 were $277.2 million, up $91.5 million, or 49%, compared to the prior year. The increase in sales was principally due to higher natural gas sales volume in the period. MxEnergy sold approximately 33,000 MMBtu of gas in 2005 compared to approximately 26,000 MMBtu in 2004. The increased volume is attributable to a full year of sales associated with customers acquired in the TG&E acquisition. In addition, during the fiscal year ended June 30, 2005, the average selling price per unit increased by $0.99 to $8.03 per MMBtu as market prices were higher.

Gross profit for the fiscal year ended June 30, 2005 totaled $75.1 million, down $0.6 million, or 1%, compared to the prior year. The decrease was related to a reduction in unrealized gains from risk management activities of $30.4 million. Adjusting for unrealized gains from risk management activities, gross profit in 2005 increased by $29.7 million over the prior year. The increase is primarily related to higher sales volume during the year and increased per unit margin. As commodity prices increased during the period, MxEnergy increased its unit margin to compensate for increased financing and bad debt costs. In addition, a $5.7 million gain was recorded from the sale of a hedge position that was deemed to no longer be required to meet projected fixed price customer demand.

Operating expenses for the fiscal year ended June 30, 2005 were $31.0 million compared to $22.3 million in the prior year, up $8.7 million, or 39%. The increase reflects the effect of increased business activity during the year. Personnel costs were higher as MxEnergy incurred a full year of costs associated with the acquisition of TG&E. Stock compensation charges of $2.0 million and $1.9 million are included in general and administrative expenses for the fiscal year ended June 30, 2005 and the fiscal year ended June 30, 2004, respectively.

General and administrative expenses for the fiscal year ended June 30, 2005 were $17.9 million compared to $11.6 million in the prior year, up $6.3 million, or 54%. The increase reflects increased billing and related costs associated with the increased number of customers served during the year. MxEnergy also incurred a full year of rent expense associated with the addition of the TG&E office. MxEnergy incurred $2.0 million in increased costs associated with sales and marketing during the fiscal year ended June 30, 2005 compared to the prior year. The increase is due to costs associated with the development of a new branding strategy for MxEnergy. In addition, MxEnergy incurred costs associated with a direct mail campaign that was launched during the year; no such costs were incurred in the prior year.

Reserves and discounts for the fiscal year ended June 30, 2005 were $4.5 million compared to $3.4 million in the prior year, up $1.1 million, or 32%. The increase reflects higher sales activity during the year. The cost of reserves and discounts decreased by 11% to 1.6% of sales in 2005 over the prior year due to an improvement in the credit profile of customers served.

For the year ended June 30, 2005, income tax expense decreased by approximately $2.0 million to $18.1 million. The decrease related to lower earnings from operations offset by an increase in the tax rate to 44% from 40% in the prior period. The current period includes an additional tax impact related to prior year adjustments and an increase in the statutory rate. For more information, see Note 10 to our consolidated financial statements included elsewhere in this Annual Report.

Adjusted EBITDA for the fiscal year ended June 30, 2005 was $36.3 million, up $20.5 million, or 129%, compared to the prior year. Adjusted EBITDA is a non-GAAP performance and liquidity measure. See “— Adjusted EBITDA” above for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income (loss) and net cash provided by operating activities.

During the 2005 fiscal year, MxEnergy realized a gain of $5.7 million on the sale of forward hedged positions that were no longer required to meet future customer obligations. In addition, increased volume associated with a full year of activity from the accounts acquired in the TG&E acquisition combined with an increase in the average margin per unit by 39% contributed to the increased Adjusted EBITDA over the prior year.

Liquidity and Capital Resources

Our principal sources of liquidity for funding our ongoing operations are cash from operations and availability under our revolving credit facility with Société Générale. Our liquidity requirements arise primarily from our obligations incurred in connection with customer acquisition costs and the funding of our overall seasonal working capital needs. Because we sell natural gas and electricity, we are subject to material variations in short-term indebtedness under our revolving credit facility on a seasonal basis, due to the timing of commodity purchases to meet customer demands. For the years ended June 30, 2007, 2006 and 2005, the average amount of short-term borrowings under our credit facility, including seasonal borrowings, was $0, $20.2 million and $20.8 million, respectively. For the year ended June 30, 2008, we estimate that we will not have to draw cash borrowings under our revolving credit facility to meet our seasonal working capital requirements. We may use the available portion of our revolving credit facility and the Denham credit facility, after taking into account our seasonal needs and outstanding letters of credit, for acquisitions and other permitted purposes.

As of June 30, 2007, MxEnergy had $136.9 million of cash on hand. During fiscal 2007, we used cash provided by operating activities of $89.0 million, proceeds from the sale of the notes of $185.2 million, $11.0 million of net proceeds from our Denham credit facility and a $3.3 million cash deposit to fund the purchase price of the SESCo acquisition of $126.0 million, to fund the purchase price of $0.7 million for the Vantage acquisition, customer acquisition costs of $7.6 million, capital expenditures of $1.9 million, debt financing costs of $9.3 million, the repurchase of the notes of $11.7 million, the purchase of $0.5 million of common stock for cancellation and to increase cash balances by $130.8 million.

As of June 30, 2006, MxEnergy had $6.1 million of cash on hand. During fiscal 2006, we used cash balances of $47.5 million, net inflow of cash from restricted cash and short term investments of $7.0 million and cash received from the exercise of options and warrants of $0.5 million to fund operating activities of $10.3 million, the purchase of a customer portfolio from Castle of $3.2 million, a cash deposit and other costs in connection with the SESCo acquisition of $3.3 million, customer acquisition costs of $6.2 million, capital expenditures of $6.2 million, net payments of debt of $16.4 million, repayments of long-term borrowings of $5.0 million, $2.3 million of debt financing costs and purchases of $2.1 million of common stock for cancellation.

As of June 30, 2005, MxEnergy had $53.6 million of cash on hand and $21.4 million in outstanding borrowings owed to VPEM. During fiscal 2005, we used cash from operations of $29.1 million, inflow of cash from restricted cash and short term investments of $2.2 million, net proceeds from loan activities of $3.4 million, proceeds from the issuance of common stock and exercise of warrants of $0.8 million and proceeds from a note receivable related to the issuance of our Series A convertible preferred stock of $30.1 million to fund the purchase of TG&E of $2.0 million, customer acquisition costs of $3.8 million, capital expenditures of $2.5 million, repayments of long-term borrowings of $9.2 million, purchases of $0.7 million of common stock for cancellation and to increase cash balances by $47.4 million

Our Hedge Facility

Prior to entering into the old credit facility with Société Générale in December 2005, MxEnergy utilized a supplier finance arrangement with VPEM. In September 2002, MxEnergy entered into a five-year Energy Marketing Agreement with VPEM, referred to herein as the EMA. The EMA provided for exclusive physical supply in specified LDC territories and, prior to December 2005, allowed MxEnergy to borrow amounts based on the level of our trade receivables and inventories. The terms of the loans varied but were generally due in either 60-day or 300-day increments for receivables and inventory. Interest under the loans accrued at prime to prime plus 2% depending on the term of the advance. In addition, the EMA provided for borrowings of up to $6.5 million to meet certain collateral requirements with LDCs (including third party guarantees) which accrued interest at 3% per annum. The EMA provided us with the ability to enter into NYMEX Henry Hub and natural gas basis swaps for terms of up to 39 months without having to post any cash collateral for margining. Administrative fees and other volumetric based expenses also applied to the total financing costs of the EMA. The EMA was secured by a first lien on all of MxEnergy’s assets prior to the closing of the credit facility in December 2005.

In conjunction with the closing of the old credit facility in December 2005, the EMA was amended to eliminate the provision for cash borrowings and the $6.5 million for guarantees. In addition, we had to satisfy all physical and financial purchases on industry standard credit terms. Any physical gas purchases from VPEM in excess of $25.0 million were required to be collateralized with cash or letters of credit. The agreement with VPEM expired on June 30, 2007. Beginning July 1, 2007, we were able to purchase our physical gas supply from any counterparty. We currently have a portfolio of over 35 energy suppliers under standard NAESB contracts from whom we purchase our physical gas supply.

The hedge facility with Société Générale replaced the financial hedging component of the EMA including the $25.0 million of open credit on physical gas purchases, as previously discussed. We posted an initial balance of $25.0 million in cash collateral as margin for the hedge facility. In April 2007, we replaced the $25.0 million of collateral with a letter of credit. Under the hedge facility, we have the flexibility to either post cash collateral or issue a letter of credit as margin for the hedge facility. We will not be required to post additional collateral beyond the initial margin requirements unless our forward hedged positions exceed 65 BCF. Our forward hedged positions as of June 30, 2007 was an unrealized loss of $18.4 million and totaled approximately 18.7 BCF which provides us with the ability to increase our forward hedged positions by approximately 250% before we would be required to post any additional collateral.

Our Revolving Credit Facility

Under our revolving credit facility, MxEnergy Inc. and MxEnergy Electric Inc. are permitted to borrow up to the lesser of (x) $280.0 million (which may be increased to up to $400.0 million under certain circumstances) and (y) the amount of the then applicable borrowing base. Borrowings under our revolving credit facility generally bear interest at a fluctuating rate based upon a base rate or a Eurodollar rate plus an applicable margin. The applicable margin for base rate loans was 1.375% per annum and the applicable margin for Eurodollar loans was 2.375% per annum through August 20, 2007. Such interest rates will be re-established quarterly based on certain leverage ratios, at rates no higher than were applicable during the initial period. The current applicable margin for base rate loans is 0.75% per annum and the current applicable margin for Eurodollar loans is 1.75% per annum. All outstanding borrowings under our revolving credit facility are due on December 19, 2008. Letters of credit issued under our revolving credit facility will incur charges ranging from 1.375% to 2% per annum.

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

As of June 30, 2007, we were in compliance with the covenants under our revolving credit facility and we expect to continue to be in compliance during the next twelve months (i.e., through June 30, 2008). Because we have been in compliance with the covenants in our revolving credit facility, these covenants have not had a material impact on our operations, financial condition and results of operations. However, in the future, our ability to secure financing for our operations or otherwise pursue our business plan could be limited by these covenants, and if we are unable to obtain financing for our operations or otherwise pursue our business plan, our growth may be impaired and our revenues may decline.

Our Floating Rate Senior Notes due 2011

The indenture governing the notes contains covenants that limit our ability and the ability of our subsidiaries to, among other things, incur additional debt or issue certain preferred shares; pay dividends on, redeem or repurchase our capital stock or make other restricted payments; make investments; create certain liens; sell certain assets; enter into agreements that restrict the ability of our subsidiaries to make dividend or other payments to us; guarantee indebtedness; engage in transactions with affiliates; prepay, repurchase or redeem the notes; create or designate unrestricted subsidiaries; and consolidate, merge or transfer all or substantially all of our assets and the assets of our subsidiaries on a consolidated basis. If a change of control, as defined in the indenture governing the notes, were to occur, we will be obligated to make an offer to purchase the notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest, if any, to the date of purchase. If a change in control were to occur, we may not have the financial resources to repay all of our obligations under the notes.

Unlike our revolving credit facility, the restrictive covenants in the indenture governing the notes primarily limit our ability to incur additional debt, make distributions or engage in other actions rather than require us to maintain certain financial ratios or levels. Consequently, the covenants in the indenture have not had a significant impact on our operations, financial condition and results of operations. However, in the future our ability to secure financing for our operations could be limited by these covenants, and if we are limited in our ability to obtain financing, our operations, financial condition and results of operations could be adversely affected.

In August 2006, we entered into interest rate swap agreements to hedge the floating rate interest expense on the notes. The swaps are fixed-for-floating and settle against the six month LIBOR rate. The fixed rates under the swaps range from 5.68% to 5.72% per annum. The total notional amount of the interest rate swaps is $130.0 million with an initial weighted average term of four years. None of the interest rate swap agreements have been designated as a hedge under SFAS No. 133; accordingly, changes in the market value of the interest rate swaps have been and will be charged to interest expense, net.

On December 13, 2006, we purchased $12.0 million of the $190.0 million aggregate principal amount of notes outstanding, and paid accrued interest of approximately $0.6 million, from an existing bond holder at 92% of face value. We obtained the $11.0 million to re-purchase the notes from proceeds under the Denham credit facility. The purchase of the $12.0 million in aggregate principal amount of notes resulted in us recording a gain on early extinguishment of debt of approximately $0.4 million, which is net of the write-off of approximately $0.6 million, relating to a pro rata portion of the original issue discount of 2.5% on the notes and unamortized debt issuance costs. The $0.4 million was recorded as interest income and reported net of interest expense in our consolidated statement of operations for the year ended June 30, 2007.

Effective as of June 1, 2007, the interest rate applicable to the old notes increased by 0.25% per annum because an exchange offer for the old notes was not completed by the 300th day following the issue date of the old notes. The interest rate applicable to the old notes increased another 0.25% per annum beginning on August 30, 2007, because we still had not completed an exchange offer. The old notes ceased to accrue additional interest when we completed the new exchange offer on August 31, 2007. As of June 30, 2007, the total additional interest accrued was approximately $111,000.

Denham Credit Facility

Our subsidiary, MxEnergy Inc., entered into an amended and restated loan agreement with Denham (formerly known as Sowood Commodity Partners Fund LP) on November 14, 2003, which loan agreement was amended on March 22, 2004. We may borrow up to $12.0 million under the Denham credit facility. Amounts borrowed under the Denham credit facility may be repaid and reborrowed from time to time. On December 13, 2006, we borrowed $11.0 million under the Denham credit facility to repurchase $12.0 million in aggregate principal amount of the notes outstanding.

Borrowings under the Denham credit facility bear interest at a rate of 9% per annum. All outstanding borrowings under the Denham credit facility will be due on May 14, 2009 or such later date as approved by Denham in its sole discretion. Borrowings under the Denham credit facility are secured by a pledge of substantially all of the assets of MxEnergy Inc. As of June 30, 2007, $11.0 million was outstanding under the Denham credit facility. As of June 30, 2006, no amounts were outstanding under the Denham credit facility.

The Denham credit facility contains operating and financial covenants. These financial and operational covenants are based on definitions contained in the Denham credit facility. The financial and operational covenants require MxEnergy Inc. to maintain, among other things, minimum forward book values, minimum total asset values, minimum qualified customer accounts and minimum consolidated EBITDA.

As of June 30, 2007, we were in compliance with the covenants under the Denham credit facility. Because we have been in compliance with the covenants in the Denham credit facility, these covenants have not had a material impact on our operations, financial condition and results of operations. However, in the future, our ability to secure financing for our operations or otherwise pursue our business plan could be limited by these covenants, and if we are unable to obtain financing for our operations or otherwise pursuing our business plan, our growth may be impaired and our revenues may decline. We expect to remain in compliance with the covenants under the Denham credit facility through at least June 30, 2008.

Other

Credit terms from our suppliers of natural gas and electricity often require us to post collateral against our energy purchases. In addition, many of the LDCs behind which we serve customers require that we provide collateral to secure our delivery obligations. We currently finance these collateral obligations with letters of credit under our revolving credit facility or from available cash. Increases in the amount of security we are required to post could adversely affect our liquidity. As of June 30, 2007, we had $101.4 million in letters of credit, $0.2 million in restricted cash and $0.5 million in deposits used as collateral in connection with LDC operating agreements or to support energy purchases. Total availability under our revolving credit facility as of June 30, 2007 was $110.0 million.

Estimates for liquidity requirements are highly dependent on then current market conditions including forward prices for energy and market volatility. In determining our liquidity needs, we assume that we will not be provided with any unsecured credit from third parities.

Based upon our current plans, level of operations and business conditions, we believe that our restricted and unrestricted cash, cash generated from operations, availability under revolving credit facility and Denham credit facility and the net proceeds received by us from the sale of the notes will be sufficient to meet our capital requirements and working capital needs for the next fiscal year.

Employee Restructuring

In August 2006, we approved and announced to employees a plan to move certain of our operations to Houston, Texas in connection with the SESCo acquisition. The terms of the rationalization plan, which are specific to each employee affected, include various employee benefit cost components such as severance, retention bonuses and reimbursement of relocation costs. Certain of the employee benefit costs are contingent on future events, such as continued employment during defined transition periods. We estimate the maximum rationalization charges for the plan, all of which relate to employee severance and benefits, will amount to approximately $1.3 million. We recorded rationalization charges of $1.2 million and paid rationalization charges of $0.8 million during the year ended June 30, 2007. We expect to record $0.1 million of rationalization charges during fiscal year 2008 and to pay $0.5 million of such employee severance and benefits during fiscal year 2008, utilizing cash flows from operations. All rationalization charges have been recorded to general and administrative expenses in the consolidated statement of operations.

Summary of Contractual Obligations

The following table discloses aggregate information about MxEnergy’s contractual obligations and commercial commitments as of June 30, 2007 (in millions):

	Outstanding	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter	Total
Notes(1)	$178.0	$—	$—	$178.0	$—	$178.0
Our revolving credit facility(2)	—	—	—	—	—	—
Denham credit facility(3)	11.0	—	11.0	—	—	11.0
Société Générale Hedge Facility	1.0	1.0	—	—	—	1.0
Operating leases	4.4	0.9	1.8	0.4	1.3	4.4
Unconditional purchase obligations(4)	2.9	2.3	0.6	—	—	2.9
Unconditional purchase obligations(5)	76.7	57.1	19.6	—	—	76.7
Redeemable convertible preferred stock(6)	31.0	—	—	31.0	—	31.0
Total	$305.0	$61.3	$33.0	$209.4	$1.3	$305.0

(1) Excludes annual interest expense, estimated to be $24.0 million, and includes $3.6 million of debt discount.

(2) Excludes annual interest expense and $101.4 million in issued letters of credit.

(3) On December 13, 2006, we borrowed $11.0 million under the Denham credit facility to repurchase $12.0 million in aggregate principal amount of the notes outstanding. The balance outstanding at June 30, 2007 is reflected based on the contractual termination date of our Denham credit facility. This amount excludes annual interest expense, estimated to be approximately $1.0 million.

(4) Represents forward physical basis contracts and only the fixed portion thereof.

(5) Represents forward physical basis contracts and only the variable portion thereof. The variable portion is indexed  as the NYMEX settle price for the corresponding delivery month in which the natural gas is purchased. The  estimated contractual obligations are based on the NYMEX forward curve as of June 30, 2007 for all corresponding  delivery months.

(6) Excludes $1.6 million of issuance costs, excludes annual dividends and does not give effect to redemption at the  fair market value of the shares of our Series A Convertible Preferred Stock. The holders of our Series A Convertible  Preferred Stock will have the right to “put” such stock to Holdings after June 30, 2009. Redemption value is  $31.0 million. For a more detailed description, see Note 11 to our consolidated financial statements included  elsewhere in this Annual Report.

Off-Balance Sheet Arrangements

As of June 30, 2007, we did not have any off-balance sheet arrangements.

Critical Accounting Policies

The preceding discussion and analysis of our financial condition and operating results are based on our consolidated financial statements which have been prepared in conformity with U.S. generally accepted accounting principles. Our significant accounting policies are more fully described in the notes to our consolidated financial statements included elsewhere in this Annual Report. The preparation of our financial statements requires us to make difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. In applying these policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. On an on-going basis, we evaluate our estimates which are based on historical experience, weather data, terms of existing customer contracts, and various other assumptions that we believe to be reasonable under the circumstances. Our actual results may differ from these estimates and assumptions. The accounting policies discussed below are those that we consider to be critical to an understanding of our financial statements because their application places the most significant demands on our ability to judge the effect of inherently uncertain matters on our financial results. For all of these policies, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. This information should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report.

Revenue Recognition

We recognize revenue from the sale of natural gas and electricity in the period in which the commodity is consumed by customers. Our customers are billed monthly at various dates throughout the month. We accrue for revenues applicable to gas and electricity consumed by customers but not yet billed under the cycle billing method. These unbilled revenues are determined by estimating the volume consumed by comparing actual and normalized weather and multiplying by the average sales price per unit for each respective market area or customer class. These estimates are actualized in subsequent periods when the meters are read and any change in estimates is reflected in operations in the period determined. Due to the seasonality of our business, such estimates may vary significantly from quarter to quarter.

Allowance for Doubtful Accounts

For those customers where we assume the credit risk associated with non-payment, we provide an allowance for doubtful accounts based on the age of the receivable, payment history of the customer and past loss experience. We write-off receivable balances when accounts are transferred to outside collection agencies. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Customer Acquisition Costs

As of June 30, 2007, MxEnergy had a net carrying value of $39.0 million of customer acquisition costs representing the purchase price of customer contracts acquired through bulk acquisitions and from direct response marketing through independent third parties. These costs are capitalized and generally amortized over the estimated three-year average life of a customer. Beginning July 1, 2005, direct response advertising costs, which consist primarily of hourly-based telemarketing costs associated with proven customer generation, are capitalized and amortized over the estimated three-year average life of a customer in accordance with the provisions of Statement of Position No. 93-7 “Reporting on Advertising Costs.” In 2003 and prior years, MxEnergy amortized these costs over a seven-year period. The change was made to conform the amortization to the estimated average life of a customer contract based on the most recent information available to MxEnergy. For more information, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

Recoverability of customer acquisition costs is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset and by considering specific assumptions for customer attrition, per unit gross profit, and operating costs. These assumptions are based on our internal forecasts and our past historical experience. If an impairment were to be identified, it could result in additional expense recorded in our consolidated statement of operations.

Derivative and Hedging Activities

We utilize both physical and derivative financial instruments to reduce our exposure to fluctuations in the price of natural gas and electricity. Commodity derivatives used as hedges could include futures, forwards, swaps and options which can be either exchange-traded instruments or bilateral contracts with counterparties. We enter into physical forward contracts to purchase and sell natural gas and power. Such contracts are derivative financial instruments based on the provisions of SFAS No. 133. As of June 30, 2007, MxEnergy had documented that certain of these physical forward purchase and sale contracts met the “normal purchases and normal sales” exception under SFAS No. 133 and accordingly, such contracts were not carried on the balance sheet at fair value. All contracts documented for the “normal purchases and normal sales” exception are accounted for as executory contracts with the corresponding purchase and sale recorded for accounting purposes at the time title to the natural gas or power passes. Settlements on derivative contracts not documented for the “normal purchases and normal sales” exception are realized monthly, generally based upon the difference between the contract price and the settlement price as quoted on NYMEX or other published index. We account for such derivatives under the provisions of SFAS No. 133. SFAS No. 133 requires all derivative instruments to be carried on the balance sheet at fair value. We have not elected to designate any of the derivatives or hedges under SFAS No. 133, and accordingly, any changes in fair value must be adjusted through unrestricted losses (gains) from risk management activities in the consolidated statements of operations. The application of SFAS No. 133 results in increased volatility in earnings due to the impact market prices have on the market positions and financial instruments that we have entered into. In determining the fair value of these derivative/financial instruments we use quoted market prices, third party brokers’ quotes, estimates, various assumptions, and management judgment. The amount of forward derivative instruments that do not have a quoted market price or a third party broker quote is not significant. We have implemented risk management controls and limits to monitor our risk position and ensure that hedging performance is in line with agreed-upon objectives.

New Accounting Standards

The following new accounting standards were issued, but not yet adopted by MxEnergy as of June 30, 2007.

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, or FIN No. 48. FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN No. 48 is effective for us on July 1, 2007. We are currently evaluating the impact of adopting FIN No. 48 on our financial condition, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157, which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 also responds to investors’ requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in commodity prices and interest rates. In the normal course of business, we also have limited foreign currency risk associated with our Canadian operations. We employ established policies and procedures to manage our exposure to these risks. Other information relevant to this can be found in our consolidated financial statements included elsewhere in this Annual Report.

Commodity Price Risk

We are exposed to commodity price variability in natural gas and electricity to meet projected demand under fixed priced contracts. We utilize both physical and derivative financial instruments to reduce our exposure to fluctuations in the price of natural gas and electricity. Commodity derivatives used as hedges typically have included swaps and options executed under the EMA and prospectively under the hedge facility. At June 30, 2007, our hedging instruments were due to expire through October 2010.

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

In addition, we utilize an internally developed modified variance/co-variance “value-at-risk”, or VAR, model to estimate a maximum potential loss in the fair value of our natural gas portfolio. The key assumptions for our VAR model include (1) the higher of 10- and 30-day NYMEX volatility, (2) the net open position for anticipatory hedges and (3) a 99.73% confidence interval. We also run VAR based on an assumed 10,000 RCE anticipatory hedge using the same assumptions.

The estimated maximum potential loss in our fixed price natural gas portfolio using our actual net open position using the VAR model were approximately $820,000 and $470,000 as of the end of each month for the years ended June 30, 2007 and 2006, respectively, and the estimated maximum potential loss in our fixed price natural gas portfolio using an assumed 10,000 RCE anticipatory hedge calculated using the VAR model as of the end of each month for the years ended June 30, 2007 and 2006 were approximately $389,000 and $872,000, respectively.

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

We also are exposed to credit risk in our sales activities. As of June 30, 2007, approximately 45% of our RCEs were guaranteed by the LDCs at a weighted average discount rate of approximately 1%. Such discount is the cost of service to guarantee the receivable. In cases where receivables are guaranteed by the LDC, we are exposed only to the credit risk of the LDC, rather than that of our actual customers. As of June 30, 2007, 100% of our accounts receivable in guaranteed markets were with investment grade

LDCs. We assume the credit risk for approximately 15% of the total volume billed by LDCs on our behalf and for the remaining 40% of the total volume billed by us.

Interest Rate Risk

We are exposed to fluctuations in interest rates under our revolving credit facility. Effective August 4, 2006, we also became exposed to fluctuations in interest rates under the notes. As of June 30, 2007, $174.4 million aggregate principal amount of the notes were outstanding, which is net of $3.6 million of original issue discount. In anticipation of issuing the notes, we entered into interest rate swap agreements during fiscal 2007. Such interest rate swap agreements will be utilized to manage our exposure to interest rate fluctuations on the notes. These agreements effectively convert interest rate exposure from a variable rate to a fixed rate of interest. See our consolidated financial statements included elsewhere in this Annual Report for an outline of the principal and notional amounts, interest rates, fair values and other terms required to evaluate the expected cash flows from these debt agreements.

Based on the average outstanding amount of our variable rate indebtedness during the year ended June 30, 2007, a one percentage point change in the interest rates for our variable rate indebtedness, net of the effects of the interest rate swaps, would have impacted our annual interest expense by an aggregate of approximately $0.5 million. Based on the expected average outstanding amount of our variable rate indebtedness in fiscal year 2008, a one percentage point change in the interest rates for our variable rate indebtedness would impact fiscal year 2008 interest expense by an aggregate of approximately $0.5 million, after taking into account the average outstanding notional amount of our interest rate swap agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM AND CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
MxEnergy Holdings Inc.

We have audited the accompanying consolidated balance sheets of MxEnergy Holdings Inc. as of June 30, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MxEnergy Holdings Inc. at June 30, 2007, and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payments.

/s/ Ernst & Young LLP

Stamford, Connecticut
September 26, 2007

MxEnergy Holdings Inc.

Consolidated Balance Sheets

(Dollars in thousands)

	June 30
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$136,942	$6,093
Restricted cash and short-term investments	1,050	427
Accounts receivable, net of allowance for doubtful accounts of $5,259 and $3,285 in 2007 and 2006, respectively	45,427	31,575
Inventories	56,547	18,499
Current portion of unrealized gains from risk management activities	50	1,664
Income taxes receivable	351	5,535
Deferred income taxes	9,136	1,046
Other current assets	5,311	2,678
Total current assets	254,814	67,517
Customer acquisition costs, net of accumulated amortization of $38,752 and $19,173 in 2007 and 2006, respectively	38,954	10,822
Fixed assets, net	17,849	8,637
Unrealized gains from risk management activities	—	1,272
Deferred income taxes	9,754	3,395
Deposit on SESCo asset purchase agreement and other capitalized costs	—	3,348
Other assets, net	11,379	2,978
Total assets	$332,750	$97,969

Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$32,957	$12,495
Accrued commodity purchases	31,297	14,544
Current portion of unrealized losses from risk management activities	17,074	452
Deferred revenue	7,464	2,403
Total current liabilities	88,792	29,894

Unrealized losses from risk management activities	3,586	3,325
Floating Rate Senior Notes due 2011	174,364	—
Denham credit facility	11,040	—
Total liabilities	277,782	33,219

Redeemable convertible preferred stock ($31 million redemption value)	29,357	29,357

Commitments

Stockholders’ equity:
Common stock, par value $0.01, 10,000,000 shares authorized; 3,404,277 and 3,388,815 shares issued and outstanding in 2007 and 2006, respectively	34	34
Additional paid-in capital	21,367	17,355
Unearned stock compensation	(22)	(115)
Accumulated other comprehensive loss	(129)	(40)
Retained earnings	4,361	18,159
Total stockholders’ equity	25,611	35,393
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$332,750	$97,969

See accompanying notes.

MxEnergy Holdings Inc.

Consolidated Statements of Operations

(Dollars in thousands)

	Years ended June 30
	2007	2006	2005

Sales of natural gas and electricity	$703,926	$362,561	$277,196
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	552,028	392,612	255,724
Realized losses (gains) from risk management activities	33,039	(82,983)	(37,608)
Unrealized losses (gains) from risk management activities	17,079	79,897	(16,004)
	602,146	389,526	202,112
Gross profit (loss)	101,780	(26,965)	75,084

Operating expenses:
General and administrative expenses	53,779	22,623	17,938
Advertising and marketing expenses	4,781	2,096	2,359
Reserves and discounts	4,725	3,395	4,533
Depreciation and amortization	27,730	8,504	6,166
Total operating expenses	91,015	36,618	30,996

Operating profit (loss)	10,765	(63,583)	44,088
Interest expense—net of interest income of $4,299, $1,061 and $614, respectively	33,058	3,200	2,858
(Loss) income before income tax benefit (expense)	(22,293)	(66,783)	41,230
Income tax benefit (expense)	8,495	27,001	(18,142)
Net (loss) income	$(13,798)	$(39,782)	$23,088

See accompanying notes.

MxEnergy Holdings Inc.

Consolidated Statements of Stockholders’ Equity

(Dollars in thousands)

	Common Stock Par Value	Additional Paid-in Capital	Unearned Stock Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
Balance at June 30, 2004	$33	$14,923	$(176)	$—	$34,853	$49,633
Issuance of common stock	1	797	—	—	—	798
Warrants issued to employees	—	2,022	(2,022)	—	—	—
Purchase and cancellation of treasury shares	(1)	(666)	—	—	—	(667)
Amortization of stock compensation	—	—	2,033	—	—	2,033
Warrants issued in connection with the offering of redeemable convertible preferred stock	—	368	—	—	—	368
Tax benefit on issuance of common stock from warrants	—	670	—	—	—	670
Comprehensive income:
Net income	—	—	—	—	23,088	23,088
Foreign currency translation	—	—	—	(4)	—	(4)
Comprehensive income						23,084
Balance at June 30, 2005	33	18,114	(165)	(4)	57,941	75,919
Issuance of common stock	2	530	—	—	—	532
Unamortized stock compensation	—	861	(861)	—	—	—
Purchase and cancellation of treasury shares	(1)	(2,150)	—	—	—	(2,151)
Amortization of stock compensation	—	—	911	—	—	911
Comprehensive loss:
Net loss	—	—	—	—	(39,782)	(39,782)
Foreign currency translation	—	—	—	(36)	—	(36)
Comprehensive loss						(39,818)
Balance at June 30, 2006	34	17,355	(115)	(40)	18,159	35,393
Issuance of common stock	—	22	—	—	—	22
Unamortized stock compensation	—	2,219	(2,219)	—	—	—
Purchase and cancellation of treasury shares	—	(654)	—	—	—	(654)
Stock compensation expense	—	2,227	—	—	—	2,227
Tax benefit on issuance of common stock from options	—	198	—	—	—	198
Amortization of stock compensation	—	—	2,312	—	—	2,312
Comprehensive loss:
Net loss	—	—	—	—	(13,798)	(13,798)
Foreign currency translation	—	—	—	(89)	—	(89)
Comprehensive loss						(13,887)
Balance at June 30, 2007	$34	$21,367	$(22)	$(129)	$4,361	$25,611

See accompanying notes.

MxEnergy Holdings Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Years ended June 30
	2007	2006	2005
Operating activities
Net (loss) income	$(13,798)	$(39,782)	$23,088
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Unrealized losses (gains) from risk management activities	17,079	79,897	(16,004)
Stock compensation expense	4,539	911	2,033
Depreciation and amortization	27,730	8,504	6,166
Deferred tax (benefit) expense	(14,449)	(32,764)	6,552
Unrealized losses on interest rate swaps and amortization of deferred financing fees	7,906	1,057	349
Non-cash amortization of SESCo and Castle contracts	11,891	(3,276)	—
Changes in assets and liabilities, net of effects of acquisitions:
Net inflow (outflow) in restricted cash and short term investments	(623)	6,953	2,195
Accounts receivable	3,453	(13,003)	3,271
Inventories	(1,712)	(2,685)	(72)
Option premiums	1,835	(1,834)	—
Income taxes receivable	5,184	(5,535)	—
Security deposits and other assets	(993)	2,645	895
Accounts payable and accrued liabilities	35,878	(5,320)	1,283
Deferred revenue	5,061	865	1,538
Net cash provided by (used in) operating activities	88,981	(3,367)	31,294
Investing activities
Purchase of assets of Shell Energy Services Company L.L.C. (“SESCo”)	(126,044)	—	—
Deposit on SESCo asset purchase agreement and other capitalized costs	3,348	(3,348)	—
Purchase of assets of Vantage Power Services, L.P.	(732)	—	—
Purchase of customer portfolio from Castle Power LLC (“Castle”)	—	(3,150)	—
Purchase of Total Gas & Electric, Inc., net of cash acquired	—	—	(2,003)
Customer acquisition costs	(7,610)	(6,149)	(3,843)
Purchases of fixed assets	(1,882)	(6,178)	(2,450)
Net cash used in investing activities	(132,920)	(18,825)	(8,296)
Financing activities
Proceeds from loans	6,000	210,123	193,748
Repayments of loans	(6,000)	(226,502)	(190,390)
Debt financing costs	(9,345)	(2,347)	—
Repayments of long-term debt	—	(5,000)	(1,000)
Proceeds from Denham credit facility	23,040	—	—
Repayments of Denham credit facility	(12,000)	—	(8,200)
Proceeds from bridge loan	190,000	—	—
Repayment of bridge loan	(190,000)	—	—
Proceeds from senior notes, net of discount of $4.75 million	185,250	—	—
Repurchase of senior notes	(11,723)	—	—
Issuance of common stock and exercise of warrants	22	532	798
Purchase of common stock for cancellation, net of tax benefit	(456)	(2,151)	(667)
Proceeds from note receivable, net of $0.9 million in issuance costs	—	—	30,107
Net cash provided by (used in) financing activities	174,788	(25,345)	24,396
Net increase (decrease) in cash	130,849	(47,537)	47,394
Cash and cash equivalents at beginning of year	6,093	53,630	6,236

Cash and cash equivalents at end of year	$136,942	$6,093	$53,630

Supplemental cash flow information

Income taxes paid	$753	$12,223	$11,473

Interest paid	$17,345	$3,710	$3,183

See accompanying notes.

MxEnergy Holdings Inc.

Notes to Consolidated Financial Statements

1. Organization and Business

MxEnergy Holdings Inc. (“Holdings”) was incorporated on January 24, 2005 as a Delaware corporation. Holdings was formed as part of a corporate reorganization which was completed in the year ended June 30, 2005. The two principal operating subsidiaries of Holdings are MxEnergy Inc. and MxEnergy Electric Inc. which are engaged in the marketing and supply of natural gas and electricity, respectively. Holdings and all operating and holding subsidiaries (collectively, the “Company”) operate in 36 market areas located in 14 states and the Provinces of Ontario and British Columbia in Canada.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Holdings and all operating and holding subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Revenues from the sale of natural gas and electricity are recognized in the period in which the commodity is consumed by customers. Sales of natural gas and electricity are generally billed by the local distribution companies (“LDC”), acting as the Company’s agent, on a monthly cycle basis. The billing cycles for customers do not coincide with the accounting periods used for financial reporting purposes. The Company follows the accrual method of accounting for revenues whereby revenues applicable to gas and electricity consumed by customers, but not yet billed under the cycle billing method, are estimated and accrued along with the related costs, and included in operations. Such estimates are refined in subsequent periods upon obtaining final information from the LDC. Any change in estimates is reflected in operations in the period determined. As a result of the acquisition of substantially all of the assets of SESCo (see Note 3. Acquisitions, for additional information), revenues include passthrough revenues, which represent transportation charges billed to customers and charged by the LDC to the Company. There is a corresponding amount in cost of goods sold. For the year ended June 30, 2007, passthrough revenues approximated $54.5 million. Transportation and storage costs are included as a component of cost of goods sold. Unbilled accounts receivable were approximately $14.3 million and $4.7 million at June 30, 2007 and 2006, respectively. Revenues from the sale of natural gas and electricity are reflected net of any applicable sales tax.

Cash and Cash Equivalents

The Company’s cash and cash equivalents consist primarily of cash on deposit and money market accounts.

Restricted Cash and Short-Term Investments

Restricted cash and short-term investments at June 30, 2007 and 2006 consist of cash, certificates of deposit with maturities ranging from 30 days to one year from the date of purchase and money market funds, the majority of which are held as security backing letters of credit and surety bonds which are required by several of the local distribution companies, utility commissions and pipelines tariffs and regulations. Certificates of deposit are stated at cost which approximates fair value due to the short-term maturity of the instruments.

Inventories

Inventories consist of natural gas held by third parties on the Company’s behalf and are valued at the lower of cost or market on a weighted-average cost basis.

Other Assets, Net

The majority of other assets pertain to deferred financing costs and prepaid licenses, which are being amortized to expense over the term of the related debt or useful life of the related asset, and goodwill arising from business combinations Accumulated amortization related to deferred financing costs was $6.6 million and $1.2 million as of June 30, 2007 and 2006, respectively. Amortization expense related to deferred financing costs was $5.4 million, $0.6 million and $0.3 million for the years ended June 30, 2007, 2006 and 2005, respectively, and is included in interest expense, net.

Goodwill is accounted for in accordance with Statement on Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The Company has included in other assets in the consolidated balance sheets $3.8 million of goodwill associated with the Company’s natural gas segment as of June 30, 2007 related to the SESCo acquisition (see Note 3. Acquisitions, for additional information). SFAS No. 142 requires a portion of goodwill be charged to expense only when it is impaired. The Company will test, at least on an annual basis, its goodwill for impairment. Since we recorded the goodwill associated with the SESCo acquisition during the fourth quarter of fiscal 2007 in connection with the final allocation of the purchase price, we have not yet performed such test. The Company will perform such test on an annual basis, beginning April 1, 2008. An impairment exists if the estimate of future undiscounted cash flows generated by the assets is less than the carrying value of the assets. If impairment is determined to exist, any related impairment loss is then measured by comparing the fair value of the assets to their carrying value. The Company will also assess goodwill for impairment if events or changes in circumstances may indicate an impairment of goodwill exists.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments (accounts receivable and accounts payable) approximate fair value due to their short-term nature. Additionally, the fair values of the Company’s New York Mercantile Exchange (“NYMEX”) based derivative instruments are estimated based on quoted market prices. Fair values of basis swaps are based on quotes received from the Company’s primary supplier as no quoted published market exists for these derivative instruments. The carrying amount of long-term debt approximates fair value based on the commercial terms of the debt agreement.

Allowance for Doubtful Accounts

Many of the LDCs through which the Company delivers gas and electricity guarantee customer billings or amounts due for consumed gas and electricity. The guarantee discounts range from zero to 5% of billed accounts receivable and are charged to reserves and discounts in the consolidated statements of operations as revenue is recorded.

In markets where no such guarantees or purchases exist, the Company provides an allowance for doubtful accounts based on the age of the receivable, payment history of the customer and past loss experience. The Company generally writes off receivable balances when accounts are transferred to outside collection agencies.

At June 30, 2007 and 2006, the Company had gross accounts receivable where no guarantee of receivables exists of approximately $29.7 million and $13.7 million, respectively.

Concentration of Credit Risk

Prior to August 1, 2006, the Company, through its Energy Marketing Agreement (the “EMA”) with Virginia Power Energy Marketing, Inc. (“VPEM”) engaged in transactions with VPEM for the purchase of derivative instruments and physical natural gas purchases. With limited exceptions, the EMA was exclusive and, as a result, predominantly all of the Company’s transactions were with VPEM. The Company was party to a master netting agreement which mitigated the exposure to credit risk as the Company had borrowings from VPEM under the Agreement (see Note 4). Beginning July 1, 2007, the Company has been able to purchase its physical gas supply from any counterparty. We currently have a portfolio of over 35 energy suppliers under standard North American Energy Standards Board (“NAESB”) contracts from whom we purchase our physical gas supply, most of which are subject to a master netting agreement.

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

The Hedge Facility is secured by a first lien on customer contracts and a second lien on substantially all other assets of the Company. In addition, the Company provided a total of $25 million as cash collateral for potential negative mark-to-market changes in the value of the forward hedge position. Within the defined volumetric limits of the Hedge Facility, the Company will not be required to post additional collateral beyond the initial margin requirements. In April 2007, the Company replaced the $25 million of cash collateral with a letter of credit. Under the Hedge Facility, the Company has the flexibility to either post cash collateral or issue a letter of credit as margin for the Hedge Facility.

In connection with entering into the Hedge Facility on August 1, 2006, the Company no longer purchases derivative instruments under the EMA.

Management continually evaluates the credit risk associated with all counterparties. Credit risk associated with trade accounts receivable is limited as certain of the LDCs either guarantee customer billings or amounts due for delivered gas and electricity. In the market areas where the LDC does not guarantee the receivables, the Company maintains a provision for credit losses based upon the credit risk of its customers, historical trends and other information.

The Company operates in 36 market areas located in 14 states and the Provinces of Ontario and British Columbia, Canada. The Company’s diversified geographic coverage mitigates its exposure to a single LDC, a regulatory jurisdiction, extreme local weather patterns or an economic downturn in any single geographic region.

Customer Acquisition Costs, Net

Customer acquisition costs represent the purchase price of customer contracts acquired through bulk acquisitions and from direct response marketing through independent third parties. These costs are capitalized and generally amortized over the estimated three-year average life of a customer, with a weighted average amortization period of approximately 1.6 years, as of June 30, 2007. In addition, beginning July 1, 2005 direct response advertising costs, which consist primarily of hourly-based telemarketing costs associated with proven customer generation, are capitalized and amortized over the estimated average life of a customer in accordance with the provisions of Statement of Position No. 93-7 “Reporting on Advertising Costs.” Direct response advertising costs included in customer acquisition costs at June 30, 2007 and 2006 were approximately $10.5 million and $4.1 million, respectively. All costs associated with servicing and maintaining customer accounts are expensed as incurred. Amortization expense relating to capitalized customer acquisition costs for the years ended June 30, 2007, 2006 and 2005 was $19.5 million, $6.2 million and $5.0 million respectively. The amortization expense on customer acquisition costs is expected to approximate $19.1 million in fiscal 2008, $16.8 million in fiscal 2009 and $3.1 million in fiscal 2010.

Fixed Assets, Net

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets which range from three to five years.

Impairment of Long-Lived Assets

Management evaluates the recoverability of long-lived assets (including customer acquisition costs, which are evaluated monthly) by comparing the carrying value of such assets to their projected future cash flows on an undiscounted basis. If there are indications that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss for the difference between the carrying value of such assets and their projected future cash flows on a discounted basis, representing the asset’s fair value, and records a charge against current operations.

Income Taxes

The Company accounts for income taxes under the liability method as required by SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the temporary differences are expected to reverse.

Deferred Revenue

Deferred revenue relates primarily to the Company’s net payable position with individual customers who are on budget-billed plans, wherein the customers pay for their commodity at a ratable amount per month based on estimated annual usage, while the Company records revenue on a consumed quantity basis. The cumulative difference between budget-billed customers’ actual usage and the budget-billed amount actually invoiced, net of cash payments made by the customers, is equal to the budget-billed variance. If this net budget-billed variance results in a payable due to the customer at the balance sheet date, the amount is reflected as deferred revenue in the accompanying balance sheets.

Derivatives and Hedging Activities

The Company utilizes derivative financial instruments to reduce its exposure to fluctuations in the price of natural gas. Commodity derivatives used as economic hedges could include futures, forwards, swaps and options which can be either exchange traded instruments or bilateral contracts with counterparties. In addition, certain contracts with customers are defined as derivatives. Settlements on the derivative contracts are realized monthly, generally based upon the difference between the contract price and the closing price as quoted on the NYMEX or other published index. Market prices used to value derivative positions reflect management’s best estimate considering various factors including closing exchange and over-the-counter quotations, parity differentials, time value, and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating the Company’s position in the ordinary course of business over a reasonable period of time under present market conditions. The Company accounts for such derivatives under the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted (“SFAS No. 133”), which requires all derivative instruments to be carried on the balance sheet at fair value. The Company has not elected to designate any of the derivatives as hedges under SFAS No. 133, and accordingly, any changes in fair value must be adjusted through unrealized losses (gains) from risk management activities in the consolidated statements of operations. The Company has implemented risk management controls and limits to monitor its risk position and ensure that hedging performance is in line with agreed-upon objectives.

In August 2006, the Company entered into interest rate swaps to hedge the floating rate interest expense on the Floating Rate Senior Notes due 2011 (“Senior Notes”). The swaps are fixed-for-floating and settle against the six month LIBOR rate. None of the interest rate swaps has been designated as a hedge under SFAS No. 133; accordingly, changes in the market value of the interest rate swaps have been and will continue to be charged to interest expense.

Stock-Based Compensation

The Company currently has three stock-based compensation plans in effect, under which warrants and options have been issued to employees, non-employees and directors. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and the measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide services in exchange for the award (i.e., the vesting period). SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. The Company adopted SFAS No. 123R on July 1, 2006. As the Company historically utilized the minimum value method for pro forma disclosures under the original provisions of SFAS No. 123, it was required to adopt the provisions of SFAS No. 123R using the prospective method. Under the prospective method, the Company will continue to account for non-vested awards outstanding at the date of adoption of SFAS No. 123R in the same manner as they had been accounted for prior to adoption for financial statement recognition purposes (see further discussion below). All awards granted, modified or settled after the adoption will be accounted for using the measurement, recognition and attribution provisions of SFAS No. 123R. The adoption of SFAS No. 123R did not have any financial impact on the

Company’s financial position, results of operations or cash flows for all awards granted prior to June 30, 2006.

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

The Company has issued warrants to purchase the common stock of the Company to certain employees which permit the employee to exercise such warrant for cash or by withholding from that number of shares that would otherwise be issued upon exercise of the warrant that number of shares having a fair market value equal to the warrant exercise to allow a cashless exercise of the warrant.

As a result of such feature, a presumption exists that an employee will elect the cashless exercise and therefore such warrants are accounted for using variable plan accounting. Under variable plan accounting, compensation cost is measured as the amount by which the estimated fair value of the shares of the Company’s common stock covered by such warrants exceeds the exercise price of the warrant. Prior to June 30, 2006, the Company estimated the fair value of its common stock using an internally developed pricing model validated by external transactions in the Company’s common stock. At June 30, 2007 and 2006, the Company obtained valuations of its common stock from an independent valuation services firm. Compensation cost is accrued as a charge to expense over the vesting period of such warrants using the accelerated expense attribution method under Financial Accounting Standards Board (“FASB”) Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Changes, either increases or decreases, in the estimated fair value of the Company’s common stock between the date of grant and the exercise date result in a change in the measure of compensation for the award which is reflected in compensation expense in the period in which the changes in estimated fair value occur. Accrued compensation for an award that is forfeited or cancelled is adjusted by decreasing compensation expense in the period of forfeiture or cancellation. During the years ended June 30, 2007, 2006 and 2005, compensation expense relating to such warrants amounted to $2.3 million ($1.4 million, net of tax), $0.9 million ($0.6 million, net of tax) and $1.9 million ($1.1 million, net of tax), respectively.

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN No. 48 is effective for the Company on July 1, 2007. The Company is currently evaluating the impact of adopting FIN No. 48 on our financial condition, results of operations and cash flows.

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

The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (i.e. the Company’s fiscal year ended June 30, 2009). Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company has not yet determined the impact of adopting SFAS No. 157 on its consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation.

3. Acquisitions

On November 1, 2005, the Company acquired certain natural gas customer contracts of Castle Power LLC (“Castle”). Castle marketed natural gas to small and mid-market commercial customers in New York and New Jersey. Castle served approximately 2,200 customers in five markets. The acquisition was accounted for as a purchase of intangible assets. The Company assumed the obligations to serve certain fixed-priced customers under contracts that extended to December 2006 and that were at below-market prices as of the acquisition date, which liability was estimated to be $3.6 million. Such amount was adjusted through cost of natural gas sold as the Company made deliveries under such contracts. As of June 30, 2006, the carrying value of the contract liability was approximately $0.4 million, and was fully adjusted through cost of natural gas by December 2006. The liability assumed by the Company represents the initial cost of the customer contracts acquired and was capitalized as customer acquisition costs and was initially amortized over an estimated three-year life. During the year ended June 30, 2007, the Company revised the estimated life to two years. In addition, a fee of $0.07 per MMBtu will be paid to Castle over a four-year term from the date of acquisition upon continued Castle account executive assistance, revenue generation and collection from the acquired customers (“Contingent Consideration”). The Contingent Consideration is payable on a quarterly basis in arrears and will be payable for volumes consumed and paid for on certain customer contracts acquired. The payment is determined at the end of each quarter and capitalized as part of customer acquisition costs and amortized over the remaining customer life. As of June 30, 2007 and 2006, Contingent Consideration payable to Castle was approximately $141,000 and $130,000, respectively. No cash or other working capital assets were acquired as part of the acquisition. The results of operations associated with the customers acquired from Castle are included in the Company’s operating results from the date of acquisition.

On May 12, 2006, the Company entered into an Asset Purchase Agreement (the “APA”) with Shell Energy Services Company L.L.C. (“SESCo”) pursuant to which the Company agreed to purchase substantially all of the assets of SESCo (the “Acquisition”). SESCo, a wholly owned subsidiary of Shell Oil Company, is a retail energy marketer that serves residential and small to mid-market commercial customers in Georgia and Ohio. The Acquisition added approximately 315,000 residential customer equivalents (“RCEs,” each reflecting 100 MMBtus of annual natural gas consumption) and Georgia to the list of states in which the Company operates. As of June 30, 2006, the Company had deposited $3 million in escrow relating to the purchase and had capitalized approximately $0.3 million of costs directly related to the Acquisition. On August 1, 2006, the Company consummated the Acquisition for aggregate consideration of approximately $125.5 million with the proceeds of a bridge loan (see Note 4). During the three months ended December 31, 2006, the Company paid an additional $0.5 million in connection with the Acquisition based on certain post-closing adjustments as defined in the APA, resulting in a total purchase price of $126.0 million. The Acquisition was accounted for as a purchase business combination and the results of operations of SESCo are included in the Company’s operating results beginning on August 1, 2006. The Acquisition was initially financed by utilizing the proceeds from a $190 million bridge loan which was repaid on August 4, 2006 primarily from the proceeds received by the issuance of $190 million face amount of floating rate senior notes (see Note 4).

At August 1, 2006, the preliminary purchase price was initially allocated based upon the estimated fair value of the net assets acquired at the date of acquisition. The final allocations were based on independent valuations that were completed during the fourth quarter of fiscal year 2007. As a result of changes to the purchase price allocation, during the fourth quarter of fiscal 2007, the Company recorded a benefit of $844,000 as a reduction of amortization expense that pertained to the first nine months of fiscal 2007. The following table presents the initial and final allocations of purchase price (in thousands):

	Initial Allocation	Final Allocation
Accounts receivable	$16,392	$17,304
Inventory	33,501	36,336
Prepaid peaking service	—	2,652
Fixed assets	15,000	15,510
Customer acquisition costs	56,381	38,500
Customer contract assets	6,306	15,345
Goodwill	—	3,810
Customer contract liabilities	(2,050)	(3,413)

Total	$125,530	$126,044

The customer acquisition costs are being amortized over an estimated three-year average life of a customer.

The goodwill, which is reflected in our natural gas segment, represents the Company’s cost of entering a new market, as well as workforce-related matters. The Company will be deducting for tax purposes the entire amount of goodwill over 15 years.

The following unaudited pro forma financial information for the year ended June 30, 2006 assumes the Acquisition had occurred on July 1, 2005. Pro forma financial information has not been provided for the year ended June 30, 2007 as the results are not materially different from the operating results recorded. The pro forma information is not necessarily indicative of the results that would have been obtained had the Acquisition occurred on such date nor is it necessarily indicative of future results (in thousands):

Year ended June 30, 2006
Sales of natural gas and electricity	$1,010,274
Net loss	$(54,430)

SESCo’s operating activities included Percent of Income Payment Plan (“PIPP”) accounts for the nine months ended March 31, 2006. The PIPP account contract expired on March 31, 2006 and was not renewed. Accordingly, we did not acquire any PIPP accounts in connection with the Acquisition. SESCo’s PIPP accounts represented approximately $117.8 million of sales and $1.9 million of net income for the nine months ended March 31, 2006. In addition, we did not acquire from SESCo any contracts which terminated or expired between March 31, 2006 and August 1, 2006.

On May 17, 2007, the Company acquired substantially all of the assets of Vantage Power Services, L.P. (“Vantage”), and began supplying power to approximately 12,000 former RCEs of Vantage in and around Houston, Dallas/Ft. Worth and Corpus Christi, Texas, for a purchase price of approximately $600,000, plus acquisition-related expenses of approximately $132,000, resulting in a total purchase price of $732,000. The Vantage acquisition was accounted for as a purchase business combination and the results of operations of Vantage are included in the Company’s operating results beginning on May 17, 2007. The preliminary purchase price was initially allocated based upon the estimated fair value of the net assets acquired at the date of acquisition. The final allocation will be based on internal valuations and actual results that have not yet been completed and will be subject to change when the valuations are completed during fiscal year 2008. The following table presents the preliminary allocation of the purchase price (in thousands):

Preliminary Allocation
Other current assets	$2
Fixed assets	10
Customer acquisition costs	1,599
Customer contract liabilities	(879)

Total	$732

The Company also funded an escrow account with $900,000, which Vantage is eligible to receive as additional consideration, subject to actual customer attrition and bad debt experience (the “Vantage Contingent Consideration”). The funds in escrow are included in the Company’s consolidated balance sheet under the caption, “Restricted cash and short-term investments.” The Vantage Contingent Consideration will be evaluated at the end of each six-month period during the 18 months following the closing. The Company will also pay to Vantage an established percentage of the realized net margin associated with the purchased contracts for the original contract term up to a maximum of two years after the closing. These margin-sharing payments are not expected to be material.

In August 2006, the Company approved and announced to employees a plan to move certain of its operations to Houston, Texas in connection with the Acquisition. The terms of the rationalization plan, which are specific to each employee affected, include various employee benefit cost components such as severance, retention bonuses and reimbursement of relocation costs. Certain of the employee benefit costs are contingent on future events, such as continued employment during defined transition periods. The Company estimates the maximum rationalization charges for the plan, all of which relate to employee severance and benefits, will amount to approximately $1.3 million. The Company recorded rationalization charges of $1.2 million and paid rationalization charges of $0.8 million during the year ended June 30, 2007. The Company expects to record $0.1 million of rationalization charges during fiscal year 2008 and to pay $0.5 million of such employee severance and benefits during fiscal year 2008. All rationalization charges have been recorded to general and administrative expenses in the consolidated statements of operations.

4. Loans Payable and Long-Term Debt

Bridge Loan

On May 12, 2006, in conjunction with the execution of the APA, the Company entered into a bridge loan commitment letter with two investment banks to provide up to $200 million in bridge loans (the “Bridge Loan”) to finance the Acquisition. On August 1, 2006, the Company utilized $190 million of the Bridge Loan to finance the Acquisition. Fees and interest associated with the Bridge Loan approximated $0.8 million. On August 4, 2006, the Company repaid the $190 million Bridge Loan with the proceeds from the issuance of $190 million aggregate principal amount of Floating Rate Senior Notes due 2011 (the “Senior Notes”) and as a result the Company wrote-off the aforementioned costs as a charge to interest expense.

Senior Notes

On August 4, 2006, the Company issued $190 million aggregate principal amount of Senior Notes at 97.5% of par value. The Senior Notes mature on August 1, 2011 and bear interest at a rate equal to LIBOR plus 7.5% per annum. For the year ended June 30, 2007, the annual average weighted average interest rate was 12.965%. As of June 30, 2007, the interest rate on the Senior Notes was 12.9006%. Interest is reset and payable semi-annually on February 1 and August 1 of each year. On or before August 1, 2009, upon an equity offering, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes at a price equal to 100% of the principal amount, plus a premium equal to the rate per annum on the Senior Notes outstanding on the date notice is given to redeem the Senior Notes plus accrued and unpaid interest to the redemption date. If a change of control, as defined in the indenture governing the Senior Notes, were to occur, the Company would be obligated to make an offer to purchase the Senior Notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the date of purchase. If a change of control were to occur, the Company may not have the financial resources to repay all of its obligations under the Senior Notes. The original issue discount on the Senior Notes of $4,750,000 is being amortized to interest expense ratably over the term of the Senior Notes. For the year ended June 30, 2007, $1.1 million of original issue discount was amortized to interest expense. This includes a write-off of approximately $600,000 relating to the early extinguishment of $12.0 million aggregate principal amount of the Senior Notes, as discussed in the following paragraph.

On December 13, 2006, the Company purchased $12.0 million aggregate principal amount of Senior Notes outstanding, and paid accrued interest of approximately $600,000, from an existing bond holder at 92% of face value. The Company obtained the $11.0million to re-purchase such Senior Notes from proceeds under its credit facility with Denham Commodity Partners Fund LP (“Denham”), formerly known as Sowood Commodity Partners Fund LP (see Note 5). The purchase of the $12.0million aggregate principal amount of Senior Notes resulted in the Company recording a gain on early extinguishment of debt of approximately $400,000, which is net of the write-off of approximately $600,000, relating to a pro rata portion of the 2.5% original issue discount on the Senior Notes and unamortized debt issuance costs. The $400,000 was recorded as interest income and reported net of interest expense in the consolidated statement of operations for the year ended June 30, 2007.

Holdings is the issuer of the Senior Notes and has no significant independent operations. Holdings’ only significant assets and liabilities are the indirect ownership of the stock of MxEnergy Inc. and MxEnergy Electric Inc., the Senior Notes and related interest expense and interest rate swaps (see “Interest Rate Swaps” below for more information). Each of Holdings’ domestic subsidiaries have jointly and severally, fully and unconditionally guaranteed the Senior Notes on a senior unsecured basis. Holdings has only one foreign subsidiary, which subsidiary is not material to the consolidated financial position or operations of the Company. The indenture governing the Senior Notes contains restrictions on Holdings and its domestic subsidiaries on declaring or paying any dividend or distribution on Holdings capital stock. On November 3, 2006, the Company filed with the SEC a Registration Statement on Form S-4 to register an exchange offer (the “Exchange Offer”) for $190 million aggregate principal amount of Senior Notes not registered under the Securities Act of 1933, as amended (the “Securities Act”) with like principal amount of Senior Notes that have been registered under the Securities Act. On April 30, 2007, the Company’s Registration Statement on Form S-4 (as amended, the “Registration Statement”) was declared effective with the SEC and notice of the Exchange Offer was communicated to all existing bond holders. On May 1, 2007, the Company commenced an exchange offer for the original notes. On May 30, 2007, the Company announced that it was indefinitely extending the expiration date of the Exchange Offer as a result of the Company’s restatement of its results as of December 31, 2006 and for the three and six months then ended. The exchange offer was terminated on June 27, 2007. On August 1, 2007, the Company commenced a new exchange offer for the original notes which closed on August 31, 2007. The Company exchanged $177,870,000 aggregate principal amount of original notes for an equal principal amount of notes. $130,000 aggregate principal amount of the original notes remains outstanding (excluding the $12.0 million owned by the Company). Pursuant to the registration rights agreement relating to the original notes, the interest rate applicable to the original notes increased by 0.25% per annum effective as of June 1, 2007 because the Company did not complete the exchange offer by the 300th day following the issue date of the original notes. When the exchange offer was completed on August 31, 2007, the original notes ceased accruing additional interest. As of June 30, 2007, the total additional interest accrued was approximately $111,000.

On June 22, 2007, the Company launched a cash tender offer to purchase any or all of the outstanding original notes. In connection with the tender offer, the Company solicited consents to effect certain proposed amendments to the indenture governing the notes. The Company revised the terms of the tender offer and consent solicitation on July 30, 2007 and extended the expiration date to 5:00 p.m. on September 14, 2007. On August 15, 2007, the Company terminated the tender offer and consent solicitation.

Interest Rate Swaps

In August 2006, the Company entered into interest rate swaps to hedge the floating rate interest expense on the Senior Notes. The swaps are fixed-for-floating and settle against the six-month LIBOR rate. The fixed rates under the swaps range from 5.68% to 5.72% per annum. The total notional amount of the interest rate swaps is $130 million with an initial weighted average term of approximately four years. None of the interest rate swaps has been designated as a hedge under SFAS No. 133; accordingly, changes in the market value of the interest rate swaps have been and will continue to be charged to interest expense, which approximated $0.9 million for the year ended June 30, 2007. The carrying value of the interest rate swaps at June 30, 2007 is approximately $(1.3) million and is included in unrealized losses from risk management activities on the consolidated balance sheet.

Hedge Facility

On August 1, 2006, concurrently with the closing of the Acquisition, the Company entered into a committed exclusive hedge facility (the “Hedge Facility”) with Société Générale.

The Hedge Facility has an initial term of two years with subsequent one-year renewal terms. The Hedge Facility provides the Company with the ability to enter into NYMEX and basis swaps for a tenor of up to 39 months. Fees under the Hedge Facility include an annual management fee, a volumetric fee based on the tenor of the swap and fees to allow Société Générale to hedge its potential risks arising from material declines of natural gas market prices based on the Company’s overall hedge position with them.

The Hedge Facility is secured by a first lien on customer contracts and a second lien on substantially all other assets of the Company. The Company posted an initial balance of $25.0 million in cash collateral (obtained from the proceeds of the Senior Notes) for potential negative mark-to-market changes in the value of the forward hedge position. In April 2007, the Company replaced the $25.0 million of cash collateral with a letter of credit. Under the Hedge Facility, the Company has the flexibility to post either cash collateral or issue a letter of credit as margin for the Hedge Facility. Within the defined volumetric limits of the Hedge Facility, the Company will not be required to post additional collateral beyond the initial margin requirements.

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

There were no borrowings under the EMA as of and for the year ended June 30, 2007 and as of June 30, 2006. The loans and the borrowings under the EMA were secured by a first lien on substantially all assets of the Company.

Interest on borrowings under the EMA during the years ended June 30, 2006 and 2005 totaled $2.2 million and $2.9 million, respectively. There was no interest incurred under the EMA during the year ended June 30, 2007. Administrative fees and other volumetric based expenses were also incurred under the EMA. The agreement with VPEM expired on June 30, 2007. Beginning July 1, 2007, the Company is able to purchase its physical gas supply from any counterparty. The Company currently has a portfolio of over 35 energy suppliers under standard NAESB contracts from whom we purchase our physical gas supply.

In December 2005, the Company’s principal operating subsidiaries entered into a three-year committed credit agreement with a banking syndicate (the “Old Credit Agreement”). The Old Credit Agreement, which replaced the financing component of the EMA with VPEM, provided for revolving working capital borrowing or issuance of letters of credit up to $100 million. The availability of letters of credit and advances under the Old Credit Agreement were limited by a borrowing base consisting primarily of the Company’s unrestricted cash, accounts receivables and natural gas inventories. Letters of credit issued under the Old Credit Agreement were charged fees of 1.50% per annum, while loans bore interest at prime plus 0.375% per annum or at the Company’s option, LIBOR plus 1.625% per annum. Commitment fees were payable on the unused portion of the Old Credit Agreement at 0.375% per annum. As of June 30, 2006, no amounts were outstanding under the Old Credit Agreement.

In connection with the Acquisition, on August 1, 2006, the Company amended and restated its Old Credit Agreement (the “New Credit Agreement”). The New Credit Agreement provides up to $280 million (which may be increased to $400 million under certain circumstances) and is secured by a second priority lien on customer contracts and a first priority lien on substantially all of the Company’s and its subsidiaries’ other existing and future assets and. Borrowings under the New Credit Agreement generally bear interest at a fluctuating rate based upon a base rate or a Eurodollar rate plus an applicable margin. The applicable margin for base rate loans was 1.375% per annum and the applicable margin for Eurodollar loans was 2.375% per annum through August 20, 2007. Such interest rates will be re-established quarterly based on certain leverage ratios, at rates no higher than were applicable during the initial period. The current applicable margin for base rate loans is 0.75% per annum and the current applicable margin for Eurodollar loans is 1.75% per annum. Letters of credit issued under the New Credit Agreement will incur charges ranging from 1.375% to 2% per annum. All outstanding borrowings under the New Credit Agreement are due on December 19, 2008.

As of June 30, 2007, the Company had no amounts outstanding under the New Credit Agreement. As of June 30, 2007, the Company had $101.4 million in outstanding letters of credit issued under the New Credit Agreement which serve as collateral for the performance risk associated with future delivery of natural gas. Total availability under the New Credit Agreement as of June 30, 2007 was $110.0 million.

The New Credit Agreement contains customary covenants that restrict certain activities including, among others, limitation on capital expenditures, disposal of property and equipment, additional indebtedness, issuance of capital stock and dividend payments. Financial covenants under the New Credit Agreement include, among others, minimum tangible net worth, minimum working capital and interest coverage, each as defined in the New Credit Agreement, which was amended on April 6, 2007 to reflect changes in the financial thresholds of certain covenants. The New Credit Agreement also contains customary events of default. The Company was in compliance with the financial covenants under the New Credit Agreement at June 30, 2007.

Credit Agreement with Denham Commodity Partners Fund LP (“Denham”)

For a discussion of the Company’s credit agreement with Denham, reference is made to “Note 5. Transactions with Related Parties — Credit Agreements with Denham Commodity Partners Fund LP (“Denham”).”

5. Transactions with Related Parties

Credit Agreement with Denham Commodity Partners Fund LP (“Denham”)

In July 2004, Lathi, LLC (“Lathi”), a significant stockholder of the Company, contributed its ownership interest and the financing agreements to Denham (formerly known as Sowood Commodity Partners Fund LP). This financing agreement consists of a $12.0 million line of credit negotiated in November 2003. Draws under the line of credit bear interest at 9% per annum and are due May 14, 2009. Draws under the term loan facility bore interest at 14% per annum and matured on March 25, 2006.

In July 2006, the Company fully utilized its $12.0 million Denham credit facility to secure letters of credit with pipelines and LDCs prior to closing the Acquisition. On August 1, 2006, the Company repaid the Denham credit facility with proceeds from the Bridge Loan. On December 13, 2006, the Company borrowed $11.0 million under the Denham credit facility to fund the purchase of $12.0 million aggregate principal amount of its Senior Notes (see Note 4).

As of June 30, 2007 and 2006, the Company had $11.0 million and $0, respectively, of borrowings outstanding under the Denham credit facility. Interest on loans from Denham amounted to approximately $516,000, $0 and $0 for the years ended June 30, 2007, 2006 and 2005, respectively.

The remaining Denham financing agreement (as of June 30, 2007) contains operating and financial covenants. These financial and operational covenants require the Company to maintain minimum forward book values, minimum total asset values, minimum qualified accounts and minimum consolidated earnings before interest, taxes, depreciation and amortization. The Company was in compliance with the covenants under the remaining Denham financing agreement at June 30, 2007.

In July 2004, the Company amended the term of 1,469,736 outstanding warrants previously issued to Lathi such that the warrants all concurrently expire on March 29, 2009. This modification was made in connection with the issuance of preferred stock in fiscal 2004 (see Note 11). The estimated change in the fair value of the warrants attributable to the modification was approximately $290,000 and was treated as an additional cost of issuance of preferred stock in 2005.

Transaction Bonuses

In September 2006, certain members of the Company’s management team received cash bonuses in recognition of their work in the Acquisition. Jeffrey Mayer, President and Chief Executive Officer, Carole R. Artman-Hodge, Executive Vice President, and Chaitu Parikh, Vice President, Chief Financial Officer and Assistant Treasurer, received $250,000, $150,000 and $200,000, respectively. Such amounts were recorded as general and administrative expenses in the consolidated statements of operations for the year ended June 30, 2007.

Legal Services

Daniel Bergstein, a director and significant stockholder of the Company, is a senior partner of Paul, Hastings, Janofsky & Walker LLP (“Paul Hastings”), a law firm which provides legal services to the Company. During the years ended June 30, 2007, 2006 and 2005, the Company incurred expenses of approximately $1,234,000, $1,419,000 and $174,000, respectively, for legal services provided by Paul Hastings. The Company expects that Paul Hastings will continue to provide legal services in future periods.

Financial Advisory Services

In fiscal 2005, the Company entered into a consulting agreement with Greenhill Capital Partners (“GCP”), a significant stockholder of the Company, to serve as a financial advisor. The agreement provided for a payment of a quarterly retainer of $75,000 and additional fees contingent upon the successful completion of certain transactions specified in the agreement. The Company recorded general and administrative expenses of $0, $303,000 and $152,000 during the years ended June 30, 2007, 2006 and 2005, respectively, pertaining to this agreement. The retainer arrangement with GCP expired on September 30, 2006. In May 2007, the Company entered into a financial advisory services agreement with Greenhill & Co., LLC, an affiliate of GCP, under which the Company may incur charges based on the occurrence of a transaction as defined in the agreement, if any. The Company did not incur any expenses under this agreement during the year ended June 30, 2007.

Other Transactions

In fiscal 2005, a member of the board of directors exercised options to acquire 68,800 common shares of the Company with a non-interest bearing promissory note for $680,000 secured by the stock. The promissory note was fully paid prior to June 30, 2005.

In fiscal 2006, certain employees exercised warrants to acquire common stock of the Company. The warrants contained a provision that provided for a net issuance of common stock which resulted in the issuance of 54,987 shares of common stock. In addition, common stock was withheld upon the exercise of the warrants to satisfy withholding tax requirements. The Company estimated the fair market value of the stock at the time of exercise using an internally developed valuation model.

6. Fixed Assets, Net

Fixed assets, net, consist of the following (in thousands):

	June 30		Estimated
	2007	2006	Useful Lives
Computer equipment and development	$12,665	$10,562	3–5 years
Computer software	16,207	1,246	3 years
Office furniture and equipment	1,357	1,019	3–5 years
	30,229	12,827
Less accumulated depreciation and amortization	(12,380)	(4,190)
Net	$17,849	$8,637

Depreciation and amortization expense relating to all fixed assets for the years ended June 30, 2007, 2006 and 2005 was approximately $8.2 million, $2.3 million and $1.2 million, respectively.

Accumulated amortization relating to capitalized computer software costs as of June 30, 2007 and 2006 was approximately $4.8 million and $79,000, respectively. Amortization expense relating to capitalized computer software costs for the years ended June 30, 2007, 2006 and 2005 was approximately $4.7 million, $79,000 and $0, respectively.

7. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

	June 30
	2007	2006
Interest payable	$13,118	$65
Trade accounts payable and accrued expenses	10,047	7,278
Payroll and related expenses	2,885	1,880
Sales and other taxes	1,928	1,035
Customer contracts acquired in business combinations	1,673	670
Other	3,306	1,567
Total accounts payable and accrued liabilities	$32,957	$12,495

Interest payable relates primarily to accrued interest on the Senior Notes and the Denham credit facility. Trade accounts payable and accrued expenses relate primarily to transportation and distribution charges, imbalances and other utility-related expenses.

Customer contracts acquired in business combinations relates to obligations to serve fixed-price customers, acquired as part of acquisitions of businesses that had contract terms which were at below market rates at the respective dates of acquisition. Such amounts will be adjusted through cost of natural gas and electricity sold as the Company makes deliveries under the contracts.

8. Commodity Derivatives and Hedging Activities

The Company’s risk management policy is to hedge 100% of the anticipated purchases required to meet expected customer demand (up to 110% in the winter months) for all accounts served on a fixed-price contract. The Company utilizes NYMEX and basis price swap agreements to hedge the risk of variability in the cost of natural gas. The risk management policy employed is intended to insulate the Company from changes in the price of natural gas. The Company does not engage in speculative trading activities.

For natural gas, the Company had 18,703,000 MMBtu NYMEX and 14,641,000 MMBtu basis swaps open as of June 30, 2007 and 36,166,000 MMBtu NYMEX and 22,614,000 MMBtu basis swaps open as of June 30, 2006, relating to hedging activities. For electricity, the Company had 69,137 MWhrs and 36,629 MWhrs of swaps and fixed price contracts open as of June 30, 2007 and 2006, respectively, relating to hedging activities. Total unrealized losses from commodity risk management activities were $19.3 million and $0.4 million at June 30, 2007 and 2006, respectively. Outstanding contracts as of June 30, 2007 extend to October 2010.

As of June 30, 2007 and 2006, the Company has forward physical contracts to purchase natural gas and electricity. For additional information, see Note 9. Commitments — Other.

9. Commitments

Operating Leases

The Company leases office space under non-cancelable operating leases, which contain escalation clauses and expire between July 2009 and October 2017 subject to extension at the option of the Company. The Company takes into account all escalation clauses when determining the amount of future minimum lease payments. All future minimum lease payments are recognized on a straight-line basis over the minimum lease term. Rental expense related to the above leased spaces was $1.6 million, $529,000 and $391,000 for the years ended June 30, 2007, 2006 and 2005, respectively. Future annual minimum lease payments under these operating leases are as follows (in thousands):

Fiscal year:
2008	$887
2009	975
2010	760
2011	246
2012	209
Thereafter	1,311
Total	$4,388

Energy Trading & Risk Management System (“ETRM”)

In June 2005, the Company entered into a license agreement to install an energy trading and risk management system (“ETRM”). At that time, the software license cost was approximately $790,000, with an additional $244,000 incurred in June 2007 to increase the number of user licenses. As of June 30, 2007 and 2006, capitalized costs for the ETRM totaled approximately $2.2 million and $2.0 million, respectively, (see Note 6). Annual maintenance fees approximate an additional $240,000. The Company is utilizing the ETRM and will continue to perform enhancements to the system through the end of fiscal 2008.

Capacity Charges

The Company enters into agreements to transport and store natural gas. Since the demand for natural gas in the winter is high, the Company agrees to pay for certain capacity for the transportation systems utilized for up to a twelve-month period. These agreements are take-or-pay in that if the Company does not use the capacity, it still must pay for capacity committed. The amount of the capacity committed to at June 30, 2007 and 2006 was $4.9 million and $1.8 million, respectively. These agreements will expire in fiscal 2008.

Charges under take-or-pay agreements committed to as of June 30, 2006, 2005 and 2004, paid in fiscal years 2007, 2006 and 2005, totaled $1.8 million, $1.1 million and $1.5 million, respectively.

Other

As of June 30, 2007 and 2006 the Company has forward physical contracts to purchase a total of 9,747,000 MMBtu and 12,800,000 MMBtu of natural gas for the months of July 2007 through December 2009 and July 2006 through May 2009, respectively. These contracts have a fixed basis component and a variable component determined based on market prices at purchase date. The amount of the fixed basis and variable components were $2.9 million and $76.7 million at June 30, 2007, respectively and $8.5 million and $97.1 million at June 30, 2006, respectively. All such contracts are considered normal purchases under SFAS No. 133. As of June 30, 2007, the Company had forward physical contracts to purchase a total of 125,000 MWhrs for the months of July 2007 through August 2009. These contracts are all on a fixed basis, totaling $9.6 million at June 30, 2007. All such contracts are considered normal purchases under SFAS No. 133. As of June 30, 2006, there were no forward physical contracts to purchase electricity. As of June 30, 2007, forward commitments to purchase natural gas and electricity were as follows: fiscal year 2008 - $66.0 million; fiscal year 2009 - $20.4 million; and fiscal year 2010 - $2.8 million.

10. Income Taxes

The Company files a consolidated U.S. Federal income tax return that includes all its domestic subsidiaries, as well as returns in various states. For operations in Canada, a Canadian Federal tax return is filed, as well as an Ontario provincial return.

Income tax (benefit) expense consists of the following (in thousands):

	Years ended June 30
	2007	2006	2005
Current:
Federal	$4,750	$5,595	$8,517
State	1,204	168	3,073
	5,954	5,763	11,590
Deferred:
Federal	(13,249)	(25,683)	5,137
State	(1,200)	(7,081)	1,415
	(14,449)	(32,764)	6,552
Total income tax (benefit) expense	$(8,495)	$(27,001)	$18,142

In 2005, the Company used the Alternative Minimum Tax credit that it had available of $179,000.

Income tax expense in fiscal 2005 includes $563,000 of current income tax expense and $125,000 of deferred income tax expense resulting from a change in the state apportionment factors used in fiscal 2005 in connection with the filing of the Company’s fiscal 2004 income tax returns. In addition, the deferred tax balances were adjusted due to a change in the effective tax rate. The federal tax rate in fiscal 2005 increased to 35% from 34% due to higher levels of taxable income. The income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense, principally due to state income taxes, net of federal tax benefit.

State income tax expense in fiscal 2006 was positively impacted by $282,000 due to fiscal 2005 income tax provision to return adjustments made during 2006.

The provision for income taxes varied from income taxes computed at the statutory U.S. federal income tax rate as a result of the following:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
State statutory rate, net of federal benefit	5.4	5.7	5.7
Total	40.4	40.7	40.7
Impact of prior year adjustments on current and deferred income taxes	—	0.1	3.0
Impact of changing tax rates on prior year deferred balances	(0.1)	—	—
Impact of permanent differences	(2.2)	(0.4)	0.3
Effective tax rate	38.1%	40.4%	44.0%

The state statutory rate in fiscal 2007 decreased to 5.4%, as a result of the Acquisition, which adjusted the state apportionment factors, thus leading to a lower tax rate. Permanent differences increased by $542,000 due to the non-deductibility of incentive stock option compensation expense.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company expects to fully recognize its deferred tax assets recorded at June 30, 2007. The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	June 30
	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$2,125	$1,283
Deprecation and amortization	6,438	1,400
Unrealized losses on risk management activities	8,327	1,623
Stock compensation expense	1,867	642
Other reserves	133	55
Total deferred tax assets	18,890	5,003
Deferred tax liabilities:
Accrued bonuses	$—	$29
Unrealized gains on risk management activities	—	533
Total deferred tax liabilities	—	562
Net deferred tax asset	$18,890	$4,441

11. Redeemable Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series A convertible preferred stock (“Preferred Stock”). On June 30, 2004, the Company entered into a Purchase Agreement with Charterhouse Group Inc. and Greenhill Capital Partners LLC (collectively, the “Investors”) for Preferred Stock. Under the terms of the agreement, the Company issued 1,451,310 shares of Preferred Stock for consideration of $29,730,000 (net of offering expenses of $1,270,000 of which $887,000 was paid to the Investors). The shares were issued at a purchase price of $21.36 per share. On June 30, 2004, the Company received consideration in the form of a promissory note from the Investors in the amount of $30,113,000. The promissory note was paid in July 2004. The Company has reserved 1,451,310 common shares issuable upon conversion of the Preferred Stock.

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

The Company did not accrue any dividends on the Preferred Stock for fiscal 2007, 2006 and 2005. Had the holders of the Preferred Stock converted the shares to common stock at June 30, 2007, the conversion would have been done on a one-for-one basis as the estimated fair value of the common stock results in an aggregate return greater than the 12% per annum dividend rate. The liquidation preference and conversion features of the Preferred Stock are defined below.

Holders of the Preferred Stock are entitled to vote on all matters to be voted on by the Company’s stockholders and shall vote on an as-converted basis as a single class with the Company’s common stockholders.

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

As of June 30, 2007 and 2006, the holders of Preferred Stock do not have a liquidation preference as the estimated fair value of the common stock would provide the holders with a return of greater than 12%.

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

The “Conversion Price” shall be set initially at an amount equal to $21.36 per Preferred Share and shall be subject to certain anti-dilution provisions.

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

The Company has reflected the redeemable convertible preferred stock outside of the equity section under the provisions of SEC Accounting Series Release 268 (Reg S-X 5-02.28) which require that redeemable equity securities be presented separately from stockholders’ equity if they are redeemable at the option of the holder, or at a fixed date at a fixed price, or redemption is otherwise beyond the control of the issuer. This presentation is required even if the likelihood of the redemption event occurring is considered remote. As the Preferred Stock is redeemable at the option of the holder if the IRR over the five year period from the date of issuance is less than 25%, such amount has been reported separately from stockholders’ equity at its fair market value at the date of issuance ($29 million net of issuance costs). As the Preferred Stock is only contingently redeemable, subsequent adjustment of its carrying value is not necessary until it is probable that the security will become redeemable in accordance with EITF Topic No. “D-98 Redeemable Securities Classification and Measurement.” The Company determined it is not probable that the security will become redeemable as of June 30, 2007 and 2006 as the preferred stockholders do not have a liquidation preference as the IRR in such periods is greater than 25%.

12. Common Stock

Shares Reserved for Redeemable Convertible Preferred Stock

In connection with the Preferred Stock issuance, the Company has reserved 1,451,310 common shares issuable upon conversion of the Preferred Stock (see Note 11).

Options and Warrants

As described in Note 5, the Company has the following outstanding options and warrants (collectively, “Awards”) issued in connection with existing credit facilities and other transactions with related parties:

•                  1,183,808 immediately vested warrants held by Denham to purchase common stock of the Company with a weighted average exercise price of $10.13 per share in connection with the $12.0 million line of credit.

•                  75,000 immediately vested warrants held by Denham with an exercise price of $15.00 per share in connection with the $9.0 million term loan facility.

•                  15,000 options with an exercise price of $21.50 per share, vesting ratably over a period of three years, with a term of ten years granted in 2005 to two non-employee directors in connection with the issuance of preferred stock.

In addition to the warrants issued to Denham in connection with the credit facilities referred to above, Denham holds 285,928 warrants that were previously issued by the Company to Lathi.

The Company reserved 366,500 shares of Common Stock as a pool for distribution to employees and non-employees pursuant to the Company’s 2001 Incentive Stock Option (“ISO”) program. The 2001 ISO program was established in February 2001 and approved by the Company’s stockholders. The 2001 ISO program allows for awards of stock or stock options up to the allocated number of shares in the pool. As of June 30, 2007, 53,600 shares were available under the 2001 ISO program for future award.

The Company reserved 400,000 shares of Common Stock as a pool for distribution to employees and non-employees pursuant to the Company’s 2003 ISO program. The 2003 ISO program was established in November 2003 and approved by the Company’s stockholders. The 2003 ISO program allows for awards of stock or stock options up to the allocated number of shares in the pool. As of June 30, 2007, 20,480 shares were available under the 2003 ISO program for future award.

In November 2005, the board of directors and stockholders approved the MxEnergy Holdings Inc. 2006 Equity Incentive Compensation Plan (the “2006 Plan”). The 2006 Plan allows the Company to grant options, restricted stock, phantom shares, dividend equivalent rights, performance awards or stock appreciation rights, to employees, members of the board of directors, officers, consultants and other service providers. The purpose of the 2006 Plan is to attract and retain qualified employees, consultants and other service providers by providing them with additional incentives and opportunities to participate in the Company’s ownership, and to create interest in the success and increased value of the Company. The 2006 Plan is administered by the compensation committee of the board of directors. The compensation committee has the authority to determine and to establish guidelines and to delegate to management the determination of the persons to whom awards are to be granted, the time at which awards will be granted, the number of shares to be represented by each award, and the consideration to be received, if any. The compensation committee also has the power to interpret the 2006 Plan and to create or amend its rules. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant, those option awards generally vest gradually based on three years of continuous service and have ten year contractual terms. 750,000 shares of common stock have been authorized to be issued pursuant to awards under the 2006 Plan. As of June 30, 2007, 260,200 shares were available under the 2006 Plan for future award. The adoption of the 2006 Plan has no impact on the 2001 and 2003 ISO programs.

The fair value of each option award granted subsequent to June 30, 2006, is estimated on the date of grant using a Black-Scholes-Merton option valuation model, which includes assumptions regarding the expected volatility, expected term and interest rate. The Company has determined that it is not practicable to estimate the expected volatility of its share price as it is a non-public company with limited historical stock price data. Expected volatilities are estimated by the Company based on historical realized volatilities of comparable publicly traded company stock prices over a period of time commensurate with the expected term of the option award. The Company utilized a range of volatilities of 14%-18% to calculate the fair value of option awards granted during the year ended June 30, 2007. The Company utilizes the “shortcut approach” as described in Staff Accounting Bulletin No. 107, an interpretation of SFAS No. 123R, to determine the expected term of option awards. The “shortcut approach” is calculated based on the mid-point between the vesting date and the end of the contractual term of the option award. Interest rates are based on the risk free interest rate, determined as the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option award. The Company utilized a range of interest rates of 4.5%-4.7% to calculate the fair value of option awards granted during the year ended June 30, 2007. The Company estimates no dividends when valuing option awards as the Company has never issued dividends and currently does not expect to issue dividends in the future. The Company uses historical data to estimate option award forfeiture rates and such forfeiture rates are further determined based on separately identified employee groups whom are expected to have similar behavior patterns. Compensation expense for option awards subject to graded vesting is recognized based on the accelerated attribution method as specified in FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”

During the year ended June 30, 2007, the Company granted 508,000 of stock option awards to employees under the 2006 Plan. These stock option awards vest gradually over a three-year period and have a weighted average contractual life of approximately ten years. The Company expects to record approximately $5.5 million of compensation expense as a result of these stock option awards, of which $2.2 million ($1.5 million net of tax) was recorded in general and administrative expenses in the consolidated statement of operations during the year ended June 30, 2007. The Company expects to record approximately $2.2 million, $0.9 million and $0.2 million in expenses, during fiscal year 2008, fiscal year 2009 and fiscal year 2010, respectively, relating to the stock option awards granted during the year ended June 30, 2007.

Pursuant to employment contracts entered into in fiscal 2006, the Company granted 1,500 immediately vested warrants and 3,000 warrants which vest ratably over a three-year period to employees, which have a weighted average exercise price per share of $32.50 and a weighted average fair value of $11.72 per share at the date of grant.

Pursuant to employment contracts entered into in fiscal 2005, the Company granted 7,500 immediately vested warrants and 22,500 warrants which vest ratably over a three-year period to employees, which have a weighted average exercise price per share of $24.00 and a weighted average fair value of $1.06 per share at the date of grant, of which 10,000 warrants have been forfeited.

During fiscal 2005, the Company granted 357,720 options to employees under the Company’s 2003 ISO plan. The options vest ratably over a three-year period and have a weighted average exercise price per share of $24.09 and a weighted average fair value of $6.15 per share at the date of grant.

Under the provisions of APB No. 25, the Company did not record any compensation expense relating to the options or warrants (except primarily for warrants with the cashless exercise provision as described in Note 2) granted to employees as the exercise price was greater than or equal to the estimated fair market value on the grant date.

Awards exercised for common stock totaled 29,000, 132,967, and 96,533 in 2007, 2006 and 2005, respectively, for aggregate proceeds of approximately $22,000, $562,000 and $798,000, respectively. The tax benefit derived by the Company on the exercise of warrants amounted to approximately $200,000, $0 and $670,000 in 2007, 2006 and 2005, respectively, and were recorded as a reduction of current tax liability and an increase to additional paid-in capital.

The following is a summary of all Awards as of June 30:

	2007		2006		2005
	Number of Awards	Weighted- Average Exercise Price	Number of Awards	Weighted- Average Exercise Price	Number of Awards	Weighted- Average Exercise Price

Outstanding at beginning of year	2,538,106	$10.87	2,696,706	$10.70	2,430,986	$8.61
Granted	508,000	42.90	4,500	32.50	402,720	24.38
Exercised	29,000	3.08	132,967	4.23	96,533	8.26
Forfeited	40,700	28.73	30,133	25.41	31,967	5.39
Expired	45,000	4.40	—		8,500	5.35
Outstanding at end of year	2,931,406	$16.35	2,538,106	$10.87	2,696,706	$10.70
Weighted average fair value of grants during the year		$12.31		$11.72		$5.76

Total intrinsic value of awards outstanding at June 30, 2007	$96.5 million

		2007		2006		2005
Exercise Price	Number of Awards Outstanding	Number of Awards Exercisable	Weighted Average Contractual Life Remaining	Number of Awards Outstanding	Number of Awards Exercisable	Number of Awards Outstanding	Number of Awards Exercisable

$1.00	110,000	110,000	4.7 Years	120,000	120,000	126,500	126,500
2.16	132,450	132,450	0.2 Years	132,450	132,450	132,450	132,450
3.72–5.35	47,500	47,500	1.5 Years	110,000	110,000	220,000	215,000
6.99–9.12	1,215,863	1,215,863	1.7 Years	1,229,663	1,199,196	1,252,463	1,139,656
11.64–15.00	562,573	562,573	1.4 Years	562,573	559,573	562,573	556,573
21.50–25.00	234,420	162,947	5.8 Years	239,020	89,507	248,520	—
27.50–32.50	136,300	91,200	7.9 Years	144,400	48,967	154,200	—
42.57–48.74	492,300	5,000	9.0 Years	—	—	—	—
	2,931,406	2,327,533		2,538,106	2,259,693	2,696,706	2,170,179

The weighted average remaining term for the awards outstanding and exercisable at June 30, 2007 was approximately four and two years, respectively. The weighted average exercise price of awards exercisable at June 30, 2007 was $10.39.

As of June 30, 2007, the 2,931,406 of awards outstanding were comprised of 489,800 stock option awards granted during fiscal year 2007 and accounted for under the provisions of SFAS No. 123R, 83,500 warrants granted prior to June 30, 2006 and accounted for using variable plan accounting (see Note 2) and 2,358,106 stock option awards and warrants granted prior to June 30, 2006 and accounted for under APB No. 25.

13. Employee Benefits

The Company sponsors an employee savings plan under Section 401(k) of the Internal Revenue Code for all full-time employees with at least three months of continuous service. Eligible employees may make pre-tax contributions up to 20% of their annual compensation not to exceed the annual 401(g) limitation for any plan year. The Company makes a matching contribution of up to 10% of each participating employee’s compensation up to the maximum allowable under the plan. Employees whose employment date is prior to July 1, 2007, are immediately 100% vested in all contributions. Employer contributions for employees whose employment date is on or after July 1, 2007 will vest in increments of 25% per year. The Company made contributions totaling approximately $1.0 million, $553,000 and $352,000 during the years ended June 30, 2007, 2006 and 2005, respectively. The increase was due to increased staff levels.

14. Segment Information

The Company classifies its business interests into two reportable segments: natural gas and electricity. Previously, the Company had classified its business into three reportable segments: residential and small commercial natural gas (mass market), mid-market commercial natural gas and electricity. During the fourth quarter of fiscal 2007, management changed the method of allocating resources to the business and no longer views the mass market gas and the mid-market commercial gas as separate reportable segments. The reasons for the change are as follows:

•                  Management does not evaluate or manage the mid-market commercial natural gas business in a manner distinct from the mass market.

•                  Natural gas and electricity are each managed as overall portfolios.

•                  Supply of natural gas is handled consistently for both mass markets and mid-markets.

•                  In assessing risk for the natural gas business, no separation is made for mass market and mid-market risk exposures.

•                  The mid-market commercial natural gas is not a significant component of the overall gas business.

As a result, the Company has reclassified the information from the prior year to conform to the current year’s presentation.

Information as to the operations of the Company in each of its business segments is set forth below based on the nature of the products and services provided. The Company evaluates performance based on several factors, of which the primary financial measure is gross profit adjusted to exclude the effect of any unrealized gains or losses from risk management activities.

Sales for the years ended June 30, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Natural gas	$680,800	$345,700	$264,500
Electricity	23,100	16,900	12,700
Total	$703,900	$362,600	$277,200

Cost of Goods Sold for the years ended June 30, 2007, 2006 and 2005 (excluding effect of unrealized gains or losses from risk management activities) (in thousands):

	2007	2006	2005

Natural gas (a)	$565,800	$296,400	$206,900
Electricity(a)	19,200	13,200	11,200
Total	$585,000	$309,600	$218,100

Gross profit, excluding the effect of unrealized gains or losses from risk management activities, for the years ended June 30, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005

Natural gas (a)	$115,000	$49,300	$57,600
Electricity (a)	3,900	3,700	1,500
Total	$118,900	$53,000	$59,100

(a)          Cost of goods sold and gross profit include cost of natural gas sold and realized gains or losses from risk management activities during the period.

Total segment gross profit is reconciled to (loss) income before income tax (expense) benefit for the fiscal years ended June 30, 2007, 2006 and 2005 as follows (in thousands):

	2007	2006	2005

Total segment gross profit	$118,900	$53,000	$59,100
Unrealized (losses) gains from risk management activities	(17,100)	(79,900)	16,000
Operating expenses	(91,000)	(36,700)	(31,000)
Interest expense—net	(33,100)	(3,200)	(2,900)
(Loss) income before income tax benefit (expense)	$(22,300)	$(66,800)	$41,200

Net assets for the segments, principally representing customer acquisition costs, are outlined as follows (in thousands). In addition to customer acquisition costs, the natural gas segment includes $3.8 million of goodwill, reflected in the consolidated balance sheet in “Other assets, net.”

	Natural gas	Electricity	Total

June 30, 2007
Customer acquisition costs	$74,200	$3,500	$77,700
Accumulated amortization	37,600	1,100	38,700
Net customer costs	$36,600	$2,400	$39,000
June 30, 2006
Customer acquisition costs	$28,900	$1,100	$30,000
Accumulated amortization	18,500	700	19,200
Net customer costs	$10,400	$400	$10,800

15. Condensed Consolidating Financial Information

On August 1, 2006, the Company consummated the Acquisition for a total purchase price of $126.0 million (see Note 3). The Acquisition was initially financed by utilizing the proceeds from the Bridge Loan which was repaid on August 4, 2006, principally with proceeds from the issuance of $190 million aggregate principal amount of Senior Notes (see Note 4). Each of the following wholly owned domestic subsidiaries of Holdings (the “Guarantors”) jointly, severally and unconditionally guaranteed the Senior Notes on a senior unsecured basis:

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

•                  MxEnergy Services Inc.

•                  Infometer.com Inc.

Non-guarantor subsidiaries (“Non-guarantors”) include MxEnergy (Canada) Ltd.

The following information presents consolidating balance sheets as of June 30, 2007 and 2006, the related consolidating statements of operations for the years ended June 30, 2007, 2006 and 2005, and the consolidated statements of cash flows for the years ended June 30, 2007, 2006 and 2005 for the combined Guarantors and each of the Non-guarantors, and elimination entries necessary to consolidate the entities comprising the condensed consolidated financial statements.

MxEnergy Holdings Inc.

Consolidating Balance Sheet

June 30, 2007

(Dollars in thousands)

	MxEnergy Holdings Inc.	MxEnergy (Canada) Ltd.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$137	$136,805		$136,942
Due from intercompany	43,303	—	—	$(43,303)	—
Restricted cash and short-term investments	—	—	1,050		1,050
Accounts receivable, net of allowances	—	121	45,305		45,427
Inventories	—	—	56,547		56,547
Current portion of unrealized gains from risk management activities	—	—	50		50
Income taxes receivable	351	—	—		351
Deferred income taxes	9,136	—	9,136	(9,136)	9,136
Other current assets	—	152	5,159		5,311
Total current assets	52,790	411	254,052	(52,439)	254,814
Long-term investments	185,464	—	—	(185,464)	—
Customer acquisition costs, net of accumulated amortization	—	73	38,881		38,954
Fixed assets, net	—	—	17,849		17,849
Deferred income taxes	9,754	—	9,754	(9,754)	9,754
Other assets, net	4,477	—	6,902		11,379
Total assets	$252,485	$484	$327,438	$(247,657)	$332,750
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$9,846	$163	$22,948		$32,957
Accrued commodity purchases	—	105	31,192		31,297
Due to intercompany	—	1,581	55,351	$(56,932)	—
Unrealized losses from risk management activities	544	—	16,530		17,074
Deferred revenue	—	—	7,464		7,464
Total current liabilities	10,390	1,849	133,485	(56,932)	88,792
Unrealized losses from risk management activities	775	—	2,811		3,586
Floating Rate Senior Notes due 2011	174,364	—	—	—	174,364
Denham credit facility	11,040	—	—		11,040
Total liabilities	196,569	1,849	136,296	(56,932)	277,782

Redeemable convertible preferred stock	29,357	—	—		29,357

Commitments
Stockholders’ Equity (Deficit)
Common stock	34	1	—	(1)	34
Additional paid-in-capital	21,367	—	—		21,367
Contributed capital	819	—	167,917	(168,736)	—
Unearned stock compensation	(22)	—	—		(22)
Accumulated other comprehensive loss	—	(129)	—		(129)
Retained earnings (deficit)	4,361	(1,237)	23,225	(21,988)	4,361
Total stockholders’ equity (deficit)	26,559	(1,365)	191,142	(190,725)	25,611
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$252,485	$484	$327,438	$(247,657)	$332,750

MxEnergy Holdings Inc.

Consolidating Balance Sheet

June 30, 2006

(Dollars in thousands)

	MxEnergy Holdings Inc.	MxEnergy (Canada) Ltd.	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$146	$5,947		$6,093
Due from intercompany			135,489	$(135,489)	—
Restricted cash and short-term investments	—	—	427		427
Accounts receivable, net of allowances	—	54	31,521		31,575
Inventories	—	—	18,499		18,499
Current portion of unrealized gains from risk management activities	—	—	1,664		1,664
Income tax receivables	5,535	—	—		5,535
Deferred taxes	1,046	—	1,046	(1,046)	1,046
Other current assets	—	72	2,606		2,678
Total current assets	6,581	272	197,199	(136,535)	67,517
Long-term investments	183,954			(183,954)	—
Customer acquisition costs, net of accumulated amortization	—	89	10,733		10,822
Fixed assets, net	—	—	8,637		8,637
Unrealized gains from risk management activities	—	—	1,272		1,272
Deferred income taxes	3,395	—	3,395	(3,395)	3,395
Deposit on SESCo asset purchase agreement and other costs	3,348	—	—		3,348
Other assets, net	2,850	—	128		2,978
Total assets	$200,128	$361	$221,364	$(323,884)	$97,969
Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$—	$127	$12,368		$12,495
Accrued commodity purchases	—	—	14,544		14,544
Due to intercompany	134,387	1,102	—	$(135,489)	—
Unrealized losses from risk management activities	132	—	320		452
Deferred revenue	—	—	2,403		2,403
Total current liabilities	134,519	1,229	29,635	(135,489)	29,894
Unrealized losses from risk management activities	—	—	3,325		3,325
Total liabilities	134,519	1,229	32,960	(135,489)	33,219

Redeemable convertible preferred stock	29,357	—	—	—	29,357

Commitments
Stockholders’ Equity (Deficit)
Common stock	34	1	—	(1)	34
Additional paid-in-capital	17,355	—	—		17,355
Contributed capital	819	—	167,098	(167,917)	—
Unearned stock compensation	(115)	—	—		(115)
Accumulated other comprehensive loss		(40)	—		(40)
Retained earnings (deficit)	18,159	(829)	21,306	(20,477)	18,159
Total stockholders’ equity (deficit)	36,252	(868)	188,404	(188,395)	35,393
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$200,128	$361	$221,364	$(323,884)	$97,969

MxEnergy Holdings Inc.

Consolidating Statement of Operations

For The Year Ended June 30, 2007

(Dollars in thousands)

	MxEnergy Holdings Inc.	MxEnergy (Canada) Ltd.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales of natural gas and electricity	$—	$1,292	$702,634		$703,926
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	1,267	550,761		552,028
Realized losses from risk management activities	—	—	33,039		33,039
Unrealized losses from risk management activities	—	—	17,079		17,079
	—	1,267	600,879		602,146
Gross profit (loss)	—	25	101,755		101,780
Operating expenses:
General and administrative expenses	—	339	53,440		53,779
Advertising and marketing expenses	—	4	4,777		4,781
Reserves and discounts	—	—	4,725		4,725
Depreciation and amortization	—	91	27,639		27,730
Equity in operations of consolidated subsidiaries	(1,510)	—	—	$1,510	—
Total operating expenses	(1,510)	434	90,581	1,510	91,015
Operating profit (loss)	1,510	(409)	11,174	(1,510)	10,765
Interest expense, net	25,104	—	7,954		33,058
Income (loss) before income tax benefit	(23,594)	(409)	3,220	(1,510)	(22,293)
Income tax (expense) benefit	8,495	—	(1,301)	1,301	8,495
Net income (loss)	$(15,099)	$(409)	$1,919	$(209)	$(13,798)

MxEnergy Holdings Inc.

Consolidating Statement of Operations

For The Year Ended June 30, 2006

(Dollars in thousands)

	MxEnergy Holdings Inc.	MxEnergy (Canada) Ltd.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales of natural gas and electricity	$—	$1,271	$361,290		$362,561
Cost of goods sold (excluding depreciation and amortization)
Cost of natural gas and electricity sold	—	1,697	390,915		392,612
Realized gains from risk management activities	—	—	(82,983)		(82,983)
Unrealized losses from risk management activities	—	—	79,897		79,897
	—	1,697	387,829		389,526
Gross (loss)	—	(426)	(26,539)		(26,965)
Operating expenses:
General and administrative expenses	911	107	21,605		22,623
Advertising and marketing expenses	—	1	2,095		2,096
Reserves and discounts	—	—	3,395		3,395
Depreciation and amortization	—	107	8,397		8,504
Equity in operations of consolidated subsidiaries	38,686			$(38,686)	—
Total operating expenses	39,597	215	35,492	(38,686)	36,618
Operating (loss)	(39,597)	(641)	(62,031)	38,686	(63,583)
Interest expense, net	641	—	2,559	—	3,200
Loss before income tax benefit	(40,238)	(641)	(64,590)	38,686	(66,783)
Income tax benefit	27,001	192	26,353	(26,545)	27,001
Net loss	$(13,237)	$(449)	$(38,237)	$12,141	$(39,782)

MxEnergy Holdings Inc.

Consolidating Statement of Operations

For The Year Ended June 30, 2005

(Dollars in thousands)

	MxEnergy Holdings Inc.	MxEnergy (Canada) Ltd.	Guarantor Subsidiaries	Eliminations	Consolidated
Sales of natural gas and electricity	$—	$1,121	$276,075		$277,196
Cost of goods sold (excluding depreciation and amortization)
Cost of natural gas and electricity sold	—	1,110	254,614		255,724
Realized gains from risk management activities	—	—	(37,608)	—	(37,608)
Unrealized gains from risk management activities	—	—	(16,004)		(16,004)
	—	1,110	201,002	—	202,112
Gross profit	—	11	75,073	—	75,084
Operating expenses:
General and administrative expenses	2,033	20	15,885		17,938
Advertising and marketing expenses	—	—	2,359	—	2,359
Reserves and discounts	—	—	4,533		4,533
Depreciation and amortization	—	94	6,072		6,166
Equity in operations of consolidated subsidiaries	(24,213)	—	—	$24,213	—
Total operating expenses	(22,180)	114	28,849	24,213	30,996
Operating profit (loss)	22,180	(103)	46,224	(24,213)	44,088
Interest expense, net	—	—	2,858	—	2,858
Income (loss) before income tax benefit	22,180	(103)	43,366	(24,213)	41,230
Income tax (expense) benefit	(18,142)	31	(19,081)	19,050	(18,142)
	$4,038	$(72)	$24,285	$(5,163)	$23,088

MxEnergy Holdings Inc.

Consolidating Statement of Cash Flows

For The Year Ended June 30, 2007

(Dollars in thousands)

	MxEnergy Holdings Inc.	MxEnergy (Canada) Ltd.	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) gain	$(15,099)	$(409)	$1,919	$(209)	$(13,798)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Unrealized losses from risk management activities	—	—	17,079		17,079
Stock compensation expense	—		4,539		4,539
Depreciation and amortization	—	91	27,639		27,730
Deferred tax benefit	(14,449)	—	(14,449)	14,449	(14,449)
Unrealized losses on interest rate swaps and amortization of deferred financing fees	1,187	—	6,719		7,906
Non-cash amortization of SESCo and Castle contracts	—	—	11,891		11,891
Equity in operations of consolidated subsidiaries	(1,510)	—	—	1,510	—
Changes in assets and liabilities, net of effects of acquisitions:
Net inflow (outflow) in restricted cash and short term investments	—	—	(623)		(623)
Accounts receivable	—	(147)	3,600		3,453
Inventories	—	—	(1,712)		(1,712)
Option premiums	—	—	1,835		1,835
Income taxes receivable	5,184	—	—		5,184
Other assets	1,701	(69)	(2,625)		(993)
Accounts payable and accrued liabilities	(68,030)	620	73,538	29,750	35,878
Deferred revenue	—	—	5,061		5,061
Net cash provided by (used in) operating activities	(91,016)	86	134,411	45,500	88,981
Investing activities
Long-term investments	45,500	—	—	(45,500)	—
Purchase of assets of SESCo	(126,044)	—	—		(126,044)
Deposit on SESCo asset purchase agreement and other capitalized costs	3,348	—	—		3,348
Purchase of assets of Vantage	(732)	—			(732)
Customer acquisition costs		(95)	(7,515)		(7,610)
Purchases of fixed assets		—	(1,882)		(1,882)
Net cash (used in) provided by investing activities	(77,928)	(95)	(9,397)	(45,500)	(132,920)
Financing activities
Proceeds from loans	—	—	6,000		6,000
Repayments of loans	—	—	(6,000)		(6,000)
Debt financing costs	(4,149)	—	(5,196)		(9,345)
Proceeds from Denham credit facility	—	—	23,040		23,040
Repayments of Denham credit facility	—	—	(12,000)		(12,000)
Proceeds from bridge loan	190,000	—	—		190,000
Repayment of bridge loan	(190,000)	—	—		(190,000)
Proceeds from senior notes	185,250	—	—		185,250
Repurchase of senior notes	(11,723)	—	—		(11,723)
Issuance of common stock and exercise of warrants	22	—	—		22
Purchase of common stock for cancellation, net of tax benefit	(456)	—	—		(456)
Net cash provided by (used in) financing activities	168,944	—	5,844	—	174,788
Net increase (decrease) in cash	—	(9)	130,858	—	130,849
Cash and cash equivalents at beginning of period	—	146	5,947		6,093

Cash and cash equivalents at end of period	$—	$137	$136,805	$—	$136,942

MxEnergy Holdings Inc.

Consolidating Statement of Cash Flows

For The Year Ended June 30, 2006

(Dollars in thousands)

	MxEnergy Holdings Inc.	MxEnergy (Canada) Ltd.	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(13,237)	$(449)	$(38,238)	$12,142	$(39,782)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized losses from risk management activities	—	—	79,897		79,897
Stock compensation expense	911		—		911
Depreciation and amortization	—	107	8,397		8,504
Deferred tax benefit	(32,764)	—	(32,764)	32,764	(32,764)
Unrealized losses on interest rate swaps and amortization of deferred financing fees	641	—	416		1,057
Non-cash amortization of Castle contracts	—	—	(3,276)		(3,276)
Equity in operations of consolidated subsidiaries	38,687	—	—	(38,687)	—
Changes in assets and liabilities, net of effects of acquisition:
Net inflow in restricted cash and short term investments	—	—	6,953		6,953
Accounts receivable	—	88	(13,091)		(13,003)
Inventories	—	—	(2,685)		(2,685)
Income taxes receivable	(5,535)	—	—		(5,535)
Option premiums	—	—	(1,834)		(1,834)
Other assets	(505)	(72)	3,222		2,645
Accounts payable and accrued liabilities	(27,675)	176	(42,922)	65,101	(5,320)
Deferred revenue	—	—	865		865
Net cash (used in) provided by operating activities	(39,477)	(150)	(35,060)	71,320	(3,367)
Investing activities
Long-term investments	71,320	—	—	(71,320)	—
Purchase of customer portfolio from Castle Power LLC	(3,150)	—	—		(3,150)
Deposit on SESCo asset purchase agreement and other capitalized costs	(3,348)	—	—		(3,348)
Customer acquisition costs	—	—	(6,149)		(6,149)
Purchases of fixed assets	—	—	(6,178)		(6,178)
Net cash provided by (used in) investing activities	64,822	—	(12,327)	(71,320)	(18,825)
Financing activities
Proceeds from loans	210,123	—	—		210,123
Repayments of loans	(226,502)	—	—		(226,502)
Debt financing costs	(2,347)	—	—		(2,347)
Repayments of long-term borrowings	(5,000)	—	—		(5,000)
Issuance of common stock and exercise of warrants	532	—	—		532
Purchase of common stock for cancellation	(2,151)	—	—		(2,151)
Net cash used in financing activities	(25,345)	—	—	—	(25,345)
Net decrease in cash	—	(150)	(47,387)	—	(47,537)
Cash and cash equivalents at beginning of period	—	296	53,334		53,630
Cash and cash equivalentsat end of period	$—	$146	$5,947	$—	$6,093

MxEnergy Holdings Inc.

Consolidating Statement of Cash Flows

For The Year Ended June 30, 2005

(Dollars in thousands)

	MxEnergy Holdings Inc.	MxEnergy (Canada) Ltd.	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net income (loss)	$4,038	$(72)	$24,285	$(5,163)	$23,088
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized gains from risk management activities	—	—	(16,004)		(16,004)
Stock compensation expense	2,033	—	—		2,033
Depreciation and amortization	—	94	6,072		6,166
Deferred tax expense	6,552	—	6,552	(6,552)	6,552
Amortization of deferred financing fees	—	—	349		349
Equity in operations of consolidated subsidiaries	(24,213)	—	—	24,213	—
Changes in assets and liabilities, net of effects of acquisition:
Net inflow in restricted cash and short term investments	—	—	2,195		2,195
Accounts receivable	—	(60)	3,331		3,271
Inventories	—	—	(72)		(72)
Other assets	—	7	888		895
Accounts payable and accrued liabilities	242,650	462	1,729	(243,558)	1,283
Deferred revenue	—	—	1,538		1,538
Net cash provided by (used in) operating activities	231,060	431	30,863	(231,060)	31,294
Investing activities
Purchase of Total Gas & Electric, Inc., net of cash acquired	—	—	(2,003)		(2,003)
Long-term investments	(231,060)	—	—	231,060
Customer acquisition costs	—	(135)	(3,708)		(3,843)
Purchases of fixed assets	—	—	(2,450)		(2,450)
Net cash (used in) provided by investing activities	(231,060)	(135)	(8,161)	231,060	(8,296)
Financing activities
Proceeds from loans	—	—	193,748		193,748
Repayments of loans	—	—	(190,390)		(190,390)
Repayments of long-term borrowings	—	—	(1,000)		(1,000)
Repayments of Denham credit facility	—	—	(8,200)		(8,200)
Issuance of common stock and exercise of warrants	—	—	798		798
Purchase of common stock for cancellation	—	—	(667)		(667)
Proceeds from note receivable, net of $0.9 million in issuance costs	—	—	30,107		30,107
Net cash provided by financing activities	—	—	24,396	—	24,396
Net increase in cash	—	296	47,098	—	47,394
Cash and cash equivalents at beginning of period	—	—	6,236		6,236
Cash and cash equivalents at end of period	$—	$296	$53,334	$—	$53,630

SCHEDULE II

MxEnergy Holdings Inc.

Valuation and Qualifying Accounts

For the years ended June 30, 2007, 2006 and 2005

(Dollars in thousands)

Description	Balance at beginning of period	Charged to costs and expenses	Deductions	Balance at end of period
For the year ended June 30, 2007:
Allowance for doubtful accounts receivable	$3,285	$3,018	$(1,044)	$5,259
For the year ended June 30, 2006:
Allowance for doubtful accounts receivable	$1,899	$1,552	$(166)	$3,285
For the year ended June 30, 2005:
Allowance for doubtful accounts receivable	$1,401	$3,168	$(2,670)	$1,899

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

In connection with the audit of our financial statements for the year ended June 30, 2006, we and our independent registered public accounting firm reported to the audit committee of our board of directors that certain significant deficiencies in internal controls, when evaluated in the aggregate, resulted in a material weakness in the design and operation of our internal controls as of June 30, 2006, which we and our independent registered public accounting firm believed continued to exist as of March 31, 2007. Specifically, the material weakness in our controls and procedures led to a restatement of our condensed consolidated financial statements for the three and six months ended December 31, 2006. In response to these identified control deficiencies, we have implemented certain disclosure control enhancements, policies and procedures, including:

•                  Increasing our finance personnel since our June 30, 2006 audit by 60% including a core group of well-qualified and experienced accounting personnel that joined us in connection with the SESCo acquisition. This has allowed us to formalize review processes and improve segregation of duties;

•                  creating a co-sourced internal audit function with a professional services firm;

•                  implementing new systems designed to facilitate reconciliation and reporting of transactions;

•                  initiating a process whereby the Controller and/or senior accounting personnel sign-off on the review and approval of all significant accounting entries;

•                  implementing a risk management system designed to help better track our risks and to facilitate reconciliation and reporting of transactions and risks and, in the interim, centralizing the risk management reporting function to a risk manager and initiating monthly meetings between supply and operations and the accounting team to ensure that all transactions are appropriately recorded;

•                  documenting all significant financial processes, including inventory and gross margin, cash disbursements, cash receipts, payroll, commodity procurement, and hedging and derivative valuation;

•                  continuing to employ a risk oversight committee, chaired by a member of the board of directors, which has adopted policies and guidelines regarding the management of our supply portfolio and hedging instruments;

•                  implementing various controls throughout the billing and customer sales price renewal process to timely identify and address pricing errors;

•                  initiating the process to add additional personnel to the office of the General Counsel; and

•                  implementing information technology policies and procedures, including increased regulation of network access, change management processes,  and added segregation of responsibilities.

As of June 30, 2007, management has concluded that the material weakness identified in prior periods no longer exists as we believe we have designed and implemented an effective control environment. While we believe that such material weakness no longer exists, we have not yet tested our newly implemented controls. The Company will begin testing controls during fiscal year 2008 using our co-sourced internal audit team.

As of June 30, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007 in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, including a reasonable level of assurance that information required to be disclosed by us in such reports was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our board of directors consists of seven members. For a discussion on director independence, see “Item 13. Certain Relationships and Related Transactions, and Director Independence — Independence of Directors.” All of our executive officers serve at the discretion of our board of directors, subject to their employment agreements described under “Item 11. Executive Compensation.”

The following table sets forth the names and positions of the current directors and executive officers of the Company and their ages:

Name	Age	Position
Jeffrey Mayer	55	President, Chief Executive Officer and Director
Steven Murray	47	Chief Operating Officer and Director
Carole R. (“Robi”) Artman-Hodge	56	Executive Vice President and Director
Chaitu Parikh	38	Vice President and Chief Financial Officer
Robert Blake	51	Vice President, Electricity Operations & Regulatory Affairs
Charles Cavin	44	Chief Information Officer
Gina Goldberg	49	Vice President, Marketing
Robert Werner	51	Vice President, Supply
Daniel Bergstein	64	Director
William Landuyt	51	Director
Stuart Porter	41	Director
John Stewart	65	Director

Set forth below is a brief description of the business experience of the directors and executive officers of the Company.

Jeffrey Mayer has served as President and Chief Executive Officer of MxEnergy since 1999. From 1992 to 1999, Mr. Mayer worked for Sempra Trading Corporation, formerly AIG Trading Corporation, a subsidiary of AIG, where as a Managing Director he managed natural gas derivatives marketing and worked on the launch of a retail energy joint venture. Mr. Mayer also served as Chairman of AIG Clearing Corporation, the futures clearing arm of AIG Trading, as well as Chairman of AIG Securities Corporation, the securities affiliate of AIG Trading. Prior to joining AIG, Mr. Mayer worked at Goldman, Sachs & Co. where he managed the Energy Futures Department from 1989 to 1992, worked in the Futures Services Department from 1987 to 1989 and served as Chief Counsel of its J. Aron Commodities Division from 1984 to 1987. Mr. Mayer developed the Energy Traders Institute, a seminar on risk management sponsored by Infocast and heard by over 30 utilities and energy producers in North America. In 1988 Mr. Mayer was appointed by the Options Clearing Corporation to a Special Subcommittee of the Margin Committee investigating risk management procedures in response to the October 1987 stock market crash. Mr. Mayer received his J.D. from New York University in 1978 and his B.A. from Yale University in 1973. Mr. Mayer serves as Chairman of the Board of Finance of Westport, CT, an elected office in which he serves as chairman of the town’s municipal pension plans, reviews budgets and approves the tax rate.

Steven Murray has served as the Company’s Chief Operating Officer since August 2006. Prior to joining the Company, Mr. Murray had a 25 year career with the Royal Dutch Shell group of companies, where he most recently served as Chief Executive Officer of SESCo from late 2001 to August 2006 and as the first President and Chief Executive Officer of Shell Trading US Co. from 1998 to late 2001. Mr. Murray previously served as Vice Chair of the National Energy Marketers Association as well as a member of the board of the Soapers and Detergents Association.

Carole R. (“Robi”) Artman-Hodge has served as Executive Vice President of MxEnergy since 1999 and served as Chief Operating Officer from 1999 to August 2006. Prior to co-founding MxEnergy, Ms. Artman-Hodge worked as senior managing director of the Project Finance unit of Bank of Ireland from 1997 to 1998, senior managing director of Risk Management and Origination for the Natural Resources unit of ING from 1989 to 1996, senior managing director of the Commodity Finance Treasury Marketing unit of Banque Paribas from 1981 to 1989, and Assistant Treasurer of the international banking unit of Harris Bank from 1977 to 1981.

Chaitu Parikh has served as Vice President and Chief Financial Officer of MxEnergy since July 2004. Mr. Parikh previously served as the Vice President of Finance of MxEnergy from December 2002 to July 2004. Prior to joining MxEnergy, Mr. Parikh was Vice President and Controller of The New Power Company from October 2001 to December 2002 and the Chief Financial Officer of Alliance Energy Services from December 1996 to July 2001. Previously, Mr. Parikh worked in public accounting with KPMG from 1991 to 1996. Mr. Parikh holds a CA designation from the Canadian Institute of Chartered Accountants.

Robert Blake has served as Vice President, Electricity Operations & Regulatory Affairs of MxEnergy since June 2004 and served as Vice President Customer Operations, from April 2001 to May 2004. Prior to joining MxEnergy, Mr. Blake worked for two other retail energy marketers, United Energy and Conectiv Energy. Mr. Blake was the Manager of United Energy from January 2000 to March 2001 and Regional Sales Director for Conectiv Energy from April 1998 to January 2000. From 1980 to March 1998, Mr. Blake worked for United Illuminating, an electric utility in Connecticut, where his last position held was Director of Commercial & Industrial Energy Services. He has been involved with numerous national and regional electricity and energy committees and has held leadership positions with several regional energy groups, including chairing an NEPOOL task force. Mr. Blake has a B.S. in Mechanical Engineering from Worcester Polytechnic Institute and a M.B.A. degree from the University of New Haven.

Charles Cavin has served as the Chief Information Officer of MxEnergy since November 2005. From January 2004 to October 2005, Mr. Cavin served as the Vice President of Finance of JP Morgan’s Asset Management division. From April 2002 to January 2004, Mr. Cavin was a Director of the Operational Excellence Practice of HighQuest Partners LLC. From January 2000 to April 2002, Mr. Cavin served as the President of CoBlox, Inc., a company he founded in 2000. Previously, Mr. Cavin spent 10 years in the finance sector working for Goldman Sachs and IBM. Mr. Cavin received a B.S. in 1986 from the United States Military Academy and a M.B.A. in 1990 from the College of William and Mary.

Gina Goldberg has served as Vice President, Marketing of MxEnergy since February 2004. Prior to joining MxEnergy as a consultant in November 2003, Ms. Goldberg held various marketing positions at Showtime Networks Inc. from 1984 until 2003, including the position of Senior Vice President of Marketing from 1998 until 2003. Ms. Goldberg additionally served as a member of the Viacom Inc. Marketing Board Council from 1998 until 2003. Previously, Ms. Goldberg worked in the Marketing Department at The Dallas Morning News from 1981 until 1984.

Robert Werner has served as Vice President, Supply of MxEnergy since August 2006. Prior to joining MxEnergy, Mr. Werner had a 28 year career with Royal Dutch Shell in energy trading, supply chain management, and pipeline engineering and operations. From 2002 to 2006, Mr. Werner was Vice President of Supply for Shell Energy Services, responsible for natural gas supply, commodity price exposure management and pricing. Prior to completing a two-year assignment in trading process and systems redesign in 2002, Mr. Werner spent 14 years in a variety of roles trading crude oil in the United States, Africa, Europe and South America. Mr. Werner has a M.B.A. from the University of Houston and a B.S. in Mechanical and Aerospace Engineering from Princeton University. Mr. Werner is a retired professional engineer in the State of California.

Daniel Bergstein has served as a director of MxEnergy since 2000 and is the chairman of the compensation committee. Since 1988, Mr. Bergstein has been a senior partner in the New York office of the international law firm Paul, Hastings, Janofsky & Walker LLP, where he is the Chairman of the firm’s global Telecommunications and Media practice. Mr. Bergstein is also a co-founder of Cequel III LLC; a director of

Cequel Communications, LLC, the 8th largest U.S. cable company; he is also an advisory board member of Catalyst Investors I and II, L.P., two private equity investment funds specializing in telecom and media investments; a board member of SR. Teleperformance, S.A., a Paris stock exchange listed company; and a trustee and board member of The Foundation Fighting Blindness.

William Landuyt has served as a director of MxEnergy since 2004 and is the chairman of the audit committee. Mr. Landuyt is a senior partner at Charterhouse Group, Inc., a position he has held since December 2003. From October 1996 until July 2003, Mr. Landuyt served as the Chief Executive Officer and Chairman of the Board of Millennium Chemicals, Inc. Mr. Landuyt was previously employed by Hanson Industries where he served as President and Chief Executive Officer from June 1995 until October 1996. Mr. Landuyt held the position of Finance Director of Hanson Plc from 1992 until May 1995 and a Director of Hanson Plc from 1992 until October 1996. Mr. Landuyt served as Vice President and Chief Financial Officer of Hanson Industries from 1988 to 1992. Mr. Landuyt serves as a member of the board of directors and compensation committee of Top Image Systems, Ltd.

Stuart Porter has served as a director of MxEnergy since 2000 and is chairman of the risk oversight committee. Since June 2007, Mr. Porter has been a principal of Denham Capital Management LP, and serves as Chief Investment Officer for the Denham Commodity Partners Funds. From 2004 until 2007, Mr. Porter was a managing director at Sowood Capital Management LP, and during that period managed the Sowood Commodity Partners Funds. From 1996 to July 2004, Mr. Porter was employed as a Vice President and Portfolio Manager at Harvard Management Company, Inc. where he focused on relative value transactions in commodities and structured private transactions in the commodity sector. Mr. Porter received a Bachelor of Arts degree in Economics from the University of Michigan in 1987 and his Master of Business Administration degree from the University of Chicago Graduate School of Business in 1994.

John Stewart has served as a director of MxEnergy since 2000. Mr. Stewart is an attorney in private practice since 1981. Mr. Stewart serves on the boards of directors of P&B Woodworking and Amity Art Foundation. In addition, Mr. Stewart serves as the chairman of the Library Commission of Woodbridge, Connecticut.

Committees

Our board of directors appoints committees to help carry out its duties. Our board of directors has established three committees: the audit committee, the compensation committee and the risk oversight committee.

Audit Committee. The audit committee consists of Mr. William Landuyt (Chair) and Messrs. Daniel Bergstein and Stuart Porter. The board of directors has determined that Mr. William Landuyt qualifies as an audit committee financial expert within the meaning of the SEC rules. The board of directors has determined that Mr. Landuyt is not an independent director based on the definition of independence of the New York Stock Exchange. For more information, see “Item 13. Certain Relationships and Related Transactions, and Director Independence — Independence of Directors.” The audit committee makes recommendations to the board of directors regarding the selection of independent accountants, reviews the results and scope of audit and other services provided by our independent accountants, and reviews and evaluates our audit and control functions.

Compensation Committee. The compensation committee consists of Mr. Daniel Bergstein (Chair), Ms. Carole R. Artman-Hodge and Mr. William Landuyt. The compensation committee administers our employee stock and other benefit plans and makes decisions concerning salaries and incentive compensation for our employees.

Risk Oversight Committee. The risk oversight committee consists of Mr. Stuart Porter (Chair), Ms. Carole R. Artman-Hodge and Messrs. Jeffrey Mayer, Steven Murray and Chaitu Parikh. The risk oversight committee oversees the Company’s risk management policies.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, referred to herein as the Code of Ethics, which applies to our officers, directors and employees, which meets the definition of a “code of ethics” required by Item 406 of Regulation S-K promulgated under the Exchange Act. The purpose of the Code of Ethics is to promote a culture of honesty, integrity and respect for the law and the people who work at MxEnergy. A copy of the Code of Ethics is available on our website at www.mxholdings.com, under the Corporate Governance link. We intend to timely disclose any amendments to or waivers of certain provisions of the Code of Ethics applicable to our directors, executive officers, including our principal executive officer, principal financial officer and principal accounting officer, and controllers on our website at www.mxholdings.com.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Report

The compensation committee has reviewed and discussed with management the “Compensation Discussion and Analysis,” or CD&A, section required by Item 402(b) of Regulation S-K promulgated under the Exchange Act, which follows. Based on the compensation committee’s review and discussion with management, the compensation committee recommended to the board of directors that the CD&A be included in the Company’s Annual Report.

THE COMPENSATION COMMITTEE:

Daniel Bergstein (Chair)

William Landuyt

Carole R. Artman-Hodge

The information contained in the Compensation Committee Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

Compensation Discussion and Analysis for Named Executive Officers

Overview of Compensation Program

The compensation committee is appointed by the board of directors to discharge the board’s responsibilities relating to (1) compensation of the Company’s executives; (2) equity-based compensation plans, including, without limitation, stock option plans, in which officers or employees may participate, and (3) arrangements with executive officers relating to their employment relationships with the Company, including, without limitation, employment agreements and restrictive covenants. The compensation committee has overall responsibility for approving and evaluating executive officer compensation plans, policies and programs of the Company, as well as all equity-based compensation plans and policies. In addition, the compensation committee shall oversee, review and approve all of the Company’s ERISA and other employee benefit plans.

Overview of Compensation Philosophy and Objectives

The compensation of our executive officers is based in part on the terms of the employment agreements that we entered into with each of our Chief Executive Officer, Chief Financial Officer, our three other most highly compensated executive officers and two additional individuals for whom disclosure would have been provided, but for the fact that the two individuals were not serving as executive officers as of June 30, 2007, which are collectively referred to herein as the named executive officers. In addition, our “pay-for-performance” philosophy on both an individual and corporate level is among the fundamental tenants of our executive compensation program. We have adopted an approach to compensation comprised of a mix of short-term and long-term components that are designed to provide proper incentives, and reward our senior management team for individual and corporate performance.

Our intent regarding the compensation of our executive officers is to provide salary levels and compensation incentives that:

•                  attract and retain talented and experienced executives;

•                  motivate our executives to manage our business to meet our short-term and long-term business objectives;

•                  motivate the executives to increase stockholder value; and

•                  tie executive compensation to the achievement of certain short-term and long-term individual and corporate objectives.

Role of Our Compensation Committee

Our compensation committee is responsible for administering our compensation practices. Our compensation committee consists of two directors who are “outside directors” for purposes of Section 162(m) of the Internal Revenue Code, as amended, referred to herein as the Code, and one employee director, Carole R. Artman-Hodge. Our compensation committee is comprised of Daniel Bergstein, Carole R. Artman-Hodge, and William Landuyt, with Mr. Bergstein serving as our compensation committee chairperson.

The compensation committee interprets, implements, administers, reviews and approves all aspects of remuneration of our named executive officers, including their participation in incentive-compensation plans and equity-based compensation plans. The compensation committee annually reviews and approves, for all named executive officers, (a) their annual base salary level, (b) their annual incentive opportunity level, and (c) any special or supplemental benefits. The compensation committee also reviews and approves all employment agreements for named executive officers.

The compensation committee considers recommendations from Jeffrey Mayer, our President and Chief Executive Officer, in determining executive compensation for all of the named executives, except for the Chief Executive Officer. In its sole discretion, the compensation committee may accept or deny, in whole or in part, the recommendations of Mr. Mayer. For fiscal year 2007, however, the compensation committee reviewed and accepted the recommendations of Mr. Mayer with three minor adjustments, which reduced the individual performance factor, referred to herein as the IPF, recommended for one executive officer and reduced the annual salary increases proposed for two executive officers for fiscal year 2008. In addition, the compensation committee raised the IPF for the Chief Executive Officer and adjusted his annual salary increase from 0% to 3% for fiscal year 2008. The board of directors currently is not required to approve the compensation committee recommendations. A compensation committee report is presented to the board of directors, and board members are encouraged to ask questions and are given the opportunity to review specific details of the compensation committee’s activities.

Elements of Compensation

The compensation of our named executive officers consists primarily of five components:

•                                          base salary;

•                                          annual cash incentives;

•                                          equity-based incentives;

•                                          other benefits; and

•                                          severance and termination protection.

We use a mix of short-term compensation (base salaries and annual cash incentives) and long-term compensation (equity-based incentives) to provide a total compensation structure that is designed to achieve our pay-for-performance philosophy and our compensation objectives. Although the compensation committee has not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, we believe it is important for our executive officers to have some equity ownership in the Company to provide them with long-term incentives to improve corporate performance. We do not have any established formal criteria to determine how decisions regarding one compensation element might affect decisions regarding other compensation elements or fit into our overall compensation objectives. We discuss each of the principal elements of our executive compensation in detail below.

The compensation committee did not undertake a formalized benchmarking or competitive review of peer group compensation levels of the named executive officers in fiscal year 2007, though formal benchmarking has been performed in the past. Our non-employee committee members are involved with a portfolio of small to mid-sized companies from which they can assess the appropriateness of executive compensation issues.

Annual Cash Compensation

Base Salary

In general, our named executive officers’ base salaries reflect (i) the initial base salaries that we negotiated with each of them at the time of their initial employment or promotion, and (ii) our executives’ performance and increased experience and any changes in our executives’ roles and responsibilities. The base salaries of our executive officers are reviewed and adjusted annually after fiscal year results have been finalized and after evaluations of the named executive officers’ have been performed. We believe that a competitive base salary is a necessary element of any compensation program designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward executives for their overall performance.

In fiscal year 2007, we increased the annual rate of the base salaries for our named executive officers, as follows:

	Fiscal Year 2007	Fiscal Year 2006
Jeffrey Mayer, President and Chief Executive Officer	$550,000	$450,000

Chaitu Parikh, Vice President and Chief Financial Officer	$390,000	$350,000

Steven Murray, Chief Operating Officer	$450,000		(a)

Carole R. Artman-Hodge, Executive Vice President	$390,000	$375,000

Charles Cavin, Chief Information Officer	$200,000	$150,000	(b)

Gina Goldberg, Vice President, Marketing	$238,000	$231,600

Robert Werner, Vice President, Supply	$250,000		(a)

(a) Messrs. Murray and Werner joined the Company effective August 14, 2006, shortly after we acquired substantially all of the assets of SESCo (for additional information, see Note 3 to our consolidated financial statements included elsewhere in this Annual Report). Prior to joining the Company, Mr. Murray was the Chief Executive Officer of SESCo and Mr. Werner was the Vice President of Supply of SESCo.

(b) Mr. Cavin joined the Company on October 31, 2005.

The committee considered the following factors in determining the base salary increases for fiscal year 2007:  company performance, the executive’s individual performance factor (as discussed below under “—Annual Cash Incentive Compensation”), general increase in the cost of living, Mr. Mayer’s recommendations and the outside committee members knowledge of industry practices. In addition, the compensation committee recognized that the Company basically doubled in size during fiscal year 2007 as a result of the SESCo acquisition. As a result, the responsibilities of our executive officers, particularly our Chief Executive Officer, have increased. The compensation committee reviewed the individual performance factors for all executives.

Annual Cash Incentive Compensation

Our named executive officers have the opportunity to receive cash incentive awards tied to the Company’s overall performance and their individual performances. According to employment agreements that were in place as of June 30, 2007, the target bonuses for each executive are as follows: (1) Mr. Murray’s target bonus is 100% of base salary, plus the possibility of an additional 20% of base salary; (2) Mr. Werner and Ms. Goldberg’s target bonus is between 50% to 100% of base salary; and (3) Mr. Cavin’s target bonus is up to 100% of base salary. The employment agreements of Messrs. Mayer and Parikh and Ms. Artman-Hodge did not provide for specific target amounts.

The compensation committee establishes specific performance goals for the payment of discretionary bonuses which are based on specific goals and objectives as described below. The establishment of business and individual goals for each executive officer reinforces two of our compensation goals – namely, to motivate our named executives toward even higher achievement and business results and to enable us to attract and retain highly qualified individuals.

In fiscal year 2007, the business performance factors, referred to herein as the BPF, considered for all named executives were as follows:

•                  40% weighting on achievement of targeted year end residential customer equivalent objectives;

•                  30% weighting based on achievement of key performance objectives specifically related to the  improvement in the overall internal control framework to address material weaknesses identified by our external auditors in the prior year;

•                  30% weighting based on achievement of Adjusted EBITDA (earnings before income taxes, interest expense and depreciation and amortization) for the 2007 fiscal year.

Additionally, the compensation committee established performance targets for the individual named executive officers and reviewed and approved individual performance criteria with respect to the performance targets for the named executive officers.

The IPF is calculated after a systematic review of each employee and manager’s performance. All employees complete a detailed self-evaluation form that has been reviewed by the compensation committee. On this form the employee and his or her manager assign and come to agreement on a grade from 1 to 5 for several specific categories and job skills within those categories. Categories include: (1) Leadership, Team Management and Organizational Skills; (2) Primary Job Responsibilities; (3) Judgment and Decision-making; (4) Individual Attributes; (5) Peer Relationships; and (6) Industry, Departmental and Company Knowledge.

The product of the BPF and the IPF is then multiplied by the employee’s maximum bonus potential. This bonus potential is a factor, from 40-120%, of the employee’s base compensation and is set at the time of employment subject to increase or decrease later. The BPF has the largest impact on the cash incentive payout amount.

Individual bonus amounts were as follows for the year ended June 30, 2007:

	Target Amount		Payout
Jeffrey Mayer, President and Chief Executive Officer	$550,000		$324,500

Chaitu Parikh, Vice President and Chief Financial Officer	390,000		253,100

Steven Murray, Chief Operating Officer	389,000	(a)	229,800

Carole R. Artman-Hodge, Executive Vice President	390,000		159,600

Charles Cavin, Chief Information Officer	80,000		43,000

Gina Goldberg, Vice President, Marketing	214,200		102,900

Robert Werner, Vice President, Supply	108,000	(a)	44,700

(a) The target amounts for Messrs. Murray and Werner are pro rated, reflecting the fact that they joined the Company effective August 14, 2007, shortly after the SESCo acquisition.

Additionally, in September 2006, certain members of our management team received cash bonuses in recognition of their work in the SESCo acquisition. Jeffrey Mayer, our President and Chief Executive Officer; Carole R. Artman-Hodge, our Executive Vice President; Chaitu Parikh, our Vice President, Chief Financial Officer and Assistant Treasurer; Charles Cavin, our Chief Information Officer; and Gina Goldberg, our Vice President, Marketing, received $250,000, $150,000, $200,000, $25,000 and $25,000, respectively.

Equity Incentive Compensation

We currently grant equity incentive awards in the form of stock options. Stock options are an important component in our executive compensation program because the Company has benefited from dedicated employees who take ownership pride in its business. Some decisions regarding the amount and timing of the stock option awards is made (1) at the time of the executive’s employment; (2) at the time of annual review, which is undertaken after completion of the fiscal year; or (3) on rare occasions a special award has been made following a significant event such as an acquisition.

We typically make grants of equity incentive awards to our executive officers on a periodic basis, approximately every twelve months. The date of grant and the fair market value of the awards are established on the date of the committee meeting. The fair market value of our stock is determined by: (1) an external valuation from a third party; (2) an internal valuation based on the valuation process used by the third party valuation; or (3) arm’s length transactions over the last quarter. Grants awarded during fiscal year 2007 were based on an external valuation from a third party.

The board of directors has delegated responsibility to the compensation committee to approve all policies and programs related to the award of stock options. The compensation committee reviews and approves all stock equity-based compensation plans. Mr. Mayer makes recommendations to the compensation committee regarding the award of stock options to all named executive officers. The fiscal year 2007 grants were approved based on the compensation committee members’ knowledge of market practice, performance of the Company and expectations of future performance of the Company. The compensation committee approved Mr. Mayer’s recommendations without changes.

The Company has adopted, by a vote of the shareholders, three separate incentive stock option plans (2001, 2003, and 2006) pursuant to which stock options have been granted. Stock option awards provide our executive officers, employees and other individuals who have provided services to the Company with the right to purchase shares of our common stock at a fixed exercise price typically for a period of up to ten years, subject to continued employment with our company. The incentive compensation plans do not allow the company to establish an exercise price that is below fair market value of the common stock. We have granted stock options as incentive stock options in accordance with Section 422 of the Code, as well as non-qualified stock options. In general, we provide our executives and all of our employees, with service-based stock options that have a three year vesting schedule. The exercise price for options awarded to employees who own greater than 10% of our common stock as of the date of grant is 110% of the fair market value of our common stock and the term of the option is reduced to 5 years instead of 10 years.

For fiscal year 2007, we granted stock options to each of the named executive officers pursuant to our 2006 Equity Incentive Compensation Plan. The Company awarded stock options to Mr. Werner in November 2006; however the first vesting period ended on August 1, 2007. Generally, stock options awarded to the named executive officers vest over a three-year period with the first vesting period ending on the first anniversary of the date of grant. We do not make decisions regarding equity awards based on the gains or losses from prior equity awards. Additionally, we do not have formal security ownership requirements.

Other Compensation

All of our executive officers are eligible for benefits offered to employees generally, including life, health, disability and dental insurance and participation in our 401(k) plan. We intend to continue to maintain our current benefits for our executive officers, as well as for all of our full-time employees. The compensation committee in its discretion may revise, amend or add to the officer’s executive benefits and perquisites if it deems it advisable. We do not believe it is necessary for the attraction or retention of management talent to provide the officers with a substantial amount of compensation in the form of perquisites. In addition to matching the 401(k) contributions of all of the named executive officers, we made reimbursement payments to Messrs. Murray and Werner and Ms. Goldberg for legal fees in connection with preparation of their employment agreements and reimbursement payments to Mr. Murray in connection with club fees.

Post-Employment Severance and Change in Control Benefits

Mr. Mayer

We will provide severance payments to Mr. Mayer, our President and Chief Executive Officer, should we terminate his employment for any reason other than for cause. Employment may be terminated at any time during the term of employment by us with or without cause upon six months’ prior notice. Upon such termination, Mr. Mayer will: (1) be entitled to a severance payment of (a) 36 months of his base salary and (b) any unvested warrants, options or other securities awarded to him pursuant to our equity compensation plans and (2) vest in the pro-rata portion of any warrants or options that are scheduled to vest on the vesting date next succeeding the effective date of his termination.

Mr. Parikh

In the event that we terminate Mr. Parikh’s employment without cause, there is a change in control, or the Company completes an initial public offering, Mr. Parikh will be entitled to a severance payment equal to six months of his then-current salary payable on a monthly basis and all unvested warrants awarded to Mr. Parikh will vest.

Mr. Murray

In the event that we terminate Mr. Murray’s employment without a “business reason” (as defined below) or a constructive termination (as defined below) occurs, Mr. Murray will be entitled to: (1) a lump sum payment equal to the greater of (a) base salary for a period of 12 months following the date of termination or (b) base salary for the remainder of the then-current agreement term; (2) a lump sum payment equal to (a) 100% of the target bonus for the fiscal year in which the termination occurs; (b) 100% of the target bonus for any full fiscal year remaining during the agreement term; and (c) a pro rata portion of 100% of the target bonus for the final fiscal year that begins during the applicable agreement term; (3) Mr. Murray’s unvested stock options, restricted stock and other equity awards shall become fully vested, and all vested but outstanding stock options shall be cancelled in consideration of the Company’s payment to Mr. Murray of an amount equal to (x) the fair market value for the shares underlying the options, (y) over the exercise price of such options, (z) multiplied by the number of shares subject to the options; and (4) continuation of other employee and executive benefits, such as health, life insurance and disability, until the end of the agreement term and (5) any accrued, but unpaid, compensation.

If there is a change of control during the agreement term and the Company terminates Mr. Murray’s employment without business reasons prior to the end of the agreement term (or within a year following a change of control) prior to the end of the agreement term (or within a year following a change of control) or a constructive termination occurs, Mr. Murray will be entitled to receive the following: (1) a lump sum payment equal to the greater of (a) base salary for a period of two years following the date of termination or (b) base salary for the remainder of the then-current agreement term and (2) a lump sum payment equal to the greater of (a) 200% of the target bonus for the fiscal year in which the termination occurs; (b) 100% of the target bonus for any full fiscal year remaining doing the agreement term times the number of years for the remainder of the then-current agreement term; and (3) any accrued, but unpaid, compensation. In addition, Mr. Murray’s unvested stock options, restricted stock and other equity awards shall become fully vested.

In the event of termination due to disability, Mr. Murray will be entitled to all earned, but unpaid compensation, payments and benefits in accordance with the disability policy of the Company, the “in the money” value of all vested options, a pro-rata portion of any target bonus Mr. Murray would have otherwise earned during the fiscal year in which the disability occurs, and any accrued, but unpaid, compensation.

If Mr. Murray voluntarily terminates his employment or the Company involuntarily terminates his employment for business reasons, all equity awards will expire according to the terms of the award agreement, Mr. Murray will receive any accrued, but unpaid, compensation, and Mr. Murray will receive a pro-rata portion of any target bonus that he would have otherwise earned during the fiscal year in which his termination occurs.

If Mr. Murray’s employment terminates due to death, Mr. Murray’s representative will receive payments and benefits in accordance with the then-applicable plans, policies, or arrangements, all equity awards will expire according to the terms of the award agreement (provided Mr. Murray will be entitled to the “in the money” value of all vested options), Mr. Murray will receive any accrued, but unpaid, compensation, and Mr. Murray will be entitled to receive a pro rata portion of any target bonus that he would have otherwise earned during the fiscal year in which his termination occurs.

Ms. Artman-Hodge

In the event that we terminate Ms. Artman-Hodge’s employment relationship without cause, Ms. Artman-Hodge will be entitled to a severance payment of 36 months of her base salary in effect at the time of her termination plus any unvested warrants, options or other securities awarded to her pursuant to the Incentive Stock Option Plan by us. Additionally, she will vest in the pro rata portion of any warrants or options that are scheduled to vest on the vesting date next succeeding the effective date of her termination and forfeit the right to receive all remaining unvested warrants or options. In the event that Ms. Artman-Hodge terminates her employment or we terminate her employment with cause, Ms. Artman-Hodge will forfeit her right to receive any unvested options or warrants.

Ms. Goldberg

In the event that Ms. Goldberg’s employment is terminated by the Company without business reasons or by Ms. Goldberg as a result of a constructive termination, Ms. Goldberg will be entitled to (i) a lump sum payment equal to the greater of her base salary for the remainder of the employment term or (ii) her base salary for a period of 12 months. For purposes of severance, Ms. Goldberg’s initial employment term is deemed to be two years. If the Company terminates Ms. Goldberg’s employment for business reasons or Ms. Goldberg terminates her employment for any reason that does not constitute a constructive termination, she will be entitled to any accrued and unpaid salary and she will forfeit her right to receive any unvested options or warrants.

Mr. Werner

In the event that the Company terminates Mr. Werner’s employment without a “business reason” (as defined below) or Mr. Werner terminates his employment for any reason that constitutes a constructive termination (as defined below), Mr. Werner will be entitled to a lump sum payment equal to his base salary for the remainder of the employment term. For purposes of severance, Mr. Werner’s initial employment term will be considered three years. If the Company terminates Mr. Werner’s employment for business reasons or Mr. Werner terminates his employment for any reason that does not constitute a constructive termination, he will be entitled to any accrued and unpaid salary.

For purposes of Mr. Werner's employment agreement, “business reasons” mean: (i) gross negligence, willful misconduct or other willful malfeasance in the performance of his duties; (ii) conviction of, or plea of nolo contendere to, or written admission of the commission of a felony, or any other criminal offense involving moral turpitude; (iii) any act by Mr. Werner involving moral turpitude, fraud or misrepresentation with respect to his duties for the Company or its affiliates; (iv) any act by Mr. Werner constituting a failure to follow the directions of the Chief Executive Officer, the Chief Operating Officer, or the board of directors, provided written notice of such failure is provided to Mr. Werner and the failure continues for five days after receipt of such notice; and (v) subject to certain conditions, Mr. Werner’s material breach of the his employment agreement that has not been cured within 30 days after written notice of such breach by the board of directors.

For purposes of the Mr. Werner’s employment agreement, “constructive termination” will be deemed to occur if Mr. Werner gives the Company written notice of the existence of any of the following: (i) Mr. Werner is required to relocate his place of employment, other than a relocation that is within 50 miles of the Company’s Houston offices; (ii) there an intentional reduction in Mr. Werner’s base salary (other than a reduction that is consistent with a general reduction for the executive staff as a group); (iii) there occurs any other material breach of his employment agreement by the Company provided Mr. Werner provides a written demand for substantial performance to the Company. Constructive termination will only be deemed to occur if the Company fails to cure the event within 30 days following the date such notice is given.

Mr. Cavin

Mr. Cavin’s employment agreement does not provide for severance payments in the event of termination of employment.

Accounting and Tax Considerations

Effective July 1, 2006, we adopted, on a prospective basis, the fair market value provisions of SFAS No. 123R.  Under SFAS No. 123R, the estimated fair value of options granted, net of forfeitures expected to occur, is amortized as compensation expense over the vesting period of the options based on the accelerated attribution method as specified in FASB Interpretation No. 28. For additional information, see Notes 2 and 12 to our audited consolidated financial statements included elsewhere in this Annual Report.

We have granted stock options as incentive stock options in accordance with Section 422 of the Code subject to the volume limitations contained in Code. Generally, the exercise of an incentive stock option does not trigger any recognition of income or gain to the holder. If the stock is held until at least one year after the date of exercise (or two years from the date the option is granted, whichever is later), all of the gain on the sale of the stock, when recognized for income tax purposes will be capital gain, rather than ordinary income to the recipient. Consequently, we do not receive a tax deduction. For stock options that do not qualify as incentive stock options, we are entitled to a tax deduction in the year in which the stock options are exercised equal to the spread between the exercise price and the fair market value of the stock for which the stock option was exercised. The holders of the non-qualified stock options are generally taxed on this same amount in the year of exercise.

Post Fiscal Year 2007 Actions

Fiscal Year 2008 Salary Actions

The compensation committee has approved an increase in base salary for some of the named executives. The new base salaries are as follows:

Fiscal Year 2008
Jeffrey Mayer, President and Chief Executive Officer	$566,500

Chaitu Parikh, Vice President and Chief Financial Officer	$401,700

Steven Murray, Chief Operating Officer	$463,500

Charles Cavin, Chief Information Officer	$204,000

Gina Goldberg, Vice President, Marketing	$245,100

The compensation committee approved increases in the range of 2% to 3% in base salary for each of the above executives based on general increases in the cost of living.

Summary Compensation Table

The following table sets forth certain information with respect to compensation for the year ended June 30, 2007 earned by or paid to our named executive officers:

(a)	(b)	(c)	(d)	(f)	(g)	(i)	(j)
Name and Principal Position	Year	Salary $	Bonus $ (1)	Option Awards $ (2)	Non-equity Incentive Plan Compensation $ (3)	All Other Compensation $ (4)	Total $
Jeffrey Mayer President and Chief Executive Officer	2007	$547,745	$250,000	$87,260	$324,500	$13,702	$1,223,207

Chaitu Parikh Vice President and Chief Financial Officer	2007	389,098	200,000	191,799	253,100	16,500	1,050,497

Steven Murray Chief Operating Officer	2007	389,423	150,000	737,688	229,800	43,128	1,550,039

Carole R. Artman-Hodge Executive Vice President	2007	389,662	150,000	191,799	159,600	20,249	911,310

Charles Cavin Chief Information Officer	2007	198,873	25,000	103,276	43,000	13,192	383,341

Gina Goldberg Vice President, Marketing	2007	237,859	25,000	103,276	102,900	13,485	482,520

Robert Werner Vice President, Supply	2007	216,346	—	317,388	44,700	19,250	597,684

(1)  For Messrs. Mayer, Parikh and Cavin, Ms. Artman-Hodge and Ms. Goldberg, represents cash bonuses in recognition of their work in the acquisition of SESCo. For Mr. Murray, represents a sign-on bonus, as per his employment agreement.

(2)  This column reflects the compensation cost of stock options over the requisite service period as defined by SFAS No. 123R and reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended June 30, 2007. Assumptions used in the calculation of these amounts are included in Note 12 to our audited consolidated financial statements included elsewhere in this Annual Report.

(3)  The amounts shown in this column are exclusively cash awards, which is discussed under “— Annual Cash Incentive Bonuses.”

(4)  This column reflects contributions to the Company-sponsored employee savings plan under Section 401(k) of the Code (Mr. Mayer: $13,702; Mr. Parikh: $16,500; Mr. Murray: $21,596; Ms. Artman-Hodge: $20,249; Mr. Cavin: $13,192; Ms. Goldberg: $10,985; and Mr. Werner: $17,750), the amount of reimbursement for legal fees in connection with the preparation of their employment agreements (Mr. Murray: $13,340; Ms. Goldberg: $2,500; and Mr. Werner: $1,500), and club fees (Mr. Murray: $8,192).

2007 Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the year ended June 30, 2007 to the named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Options Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Underlying Options (#)	Awards ($/Sh)(2)	Awards (S)
Jeffrey Mayer		$0	$550,000	$550,000
Jeffrey Mayer	11/16/2006				39,000	$46.83	$228,462
Chaitu Parikh		0	390,000	390,000
Chaitu Parikh	11/16/2006				39,000	42.57	502,164
Steven Murray		0	389,000	466,800
Steven Murray	11/16/2006				150,000	42.57	1,931,400
Carole R. Artman-Hodge		0	390,000	390,000
Carole R. Artman-Hodge	11/16/2006				39,000	42.57	502,164
Charles Cavin		0	80,000	200,000
Charles Cavin	11/16/2006				21,000	42.57	270,396
Gina Goldberg		0	214,200	238,000
Gina Goldberg	11/16/2006				21,000	42.57	270,396
Robert Werner		0	108,000	216,000
Robert Werner	11/16/2006				50,000	42.57	643,800

(1)                                 These columns reflect the range of short-term incentive payouts for fiscal 2007 performance under the Annual Cash Incentive Bonuses plan described under “— Annual Cash Incentive Compensation.” For fiscal year 2007 performance, the actual payout, as well as the business objectives and percentage of target achieved, are discussed under “— Annual Cash Incentive Compensation.”  The target and maximum amounts for Messrs. Murray and Werner are pro rated, reflecting the fact that they joined the Company effective August 14, 2007, shortly after the SESCo acquisition.

(2)                                 The exercise price for all of the options is the fair market value on the option’s grant date, except for Mr. Mayer’s options, where the exercise price is 110% of the fair market value. Under the Company’s 2006 Equity Incentive Compensation Plan, any optionee who owns greater than 10% of the Company’s issued and outstanding common stock is granted options at 110% of the fair market value. The fair market value is defined under the terms of the Company’s 2006 Equity Incentive Compensation Plan as the closing price of our common stock, as determined by the Company using an internal valuation or as determined by an independent third-party valuation firm, on the date of grant. Grants awarded during fiscal year 2007 were based on an external valuation from a third party.

Outstanding Equity Awards at June 30, 2007

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#) (1)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($ )	Option Expiration Date (2)

Jeffrey Mayer	18,700	—	$8.80	3/19/2008

Jeffrey Mayer	16,550	—	8.80	1/21/2009

Jeffrey Mayer	32,000	16,000	23.65	10/19/2009

Jeffrey Mayer	14,000	7,000	30.25	6/26/2010

Jeffrey Mayer	—	39,000	46.83	11/13/2011

Chaitu Parikh	5,000	—	4.00	12/2/2007

Chaitu Parikh	5,000	—	4.00	12/2/2007

Chaitu Parikh	5,000	—	4.00	12/2/2007

Chaitu Parikh	5,000	—	4.00	12/2/2007

Chaitu Parikh	7,500	—	8.00	3/19/2013

Chaitu Parikh	17,700	—	8.00	1/21/2014

Chaitu Parikh	24,000	12,000	21.50	10/19/2014

Chaitu Parikh	12,000	6,000	27.50	6/26/2015

Chaitu Parikh	—	39,000	42.57	11/13/2016

Steven Murray	—	150,000	42.57	11/13/2016

Carole R. Artman-Hodge	18,700	—	8.80	3/19/2008

Carole R. Artman-Hodge	16,550	—	8.00	1/21/2014

Carole R. Artman-Hodge	32,000	16,000	21.50	10/19/2014

Carole R. Artman-Hodge	14,000	7,000	27.50	6/26/2015

Carole R. Artman-Hodge	—	39,000	42.57	11/13/2016

Charles Cavin	1,500	—	32.50	11/30/2010

Charles Cavin	1,000	—	32.50	10/31/2011

Charles Cavin	—	1,000	32.50	10/30/2012

Charles Cavin	—	1,000	32.50	10/30/2013

Charles Cavin	—	21,000	42.57	11/13/2016

Gina Goldberg	1,200	—	8.00	1/21/2014

Gina Goldberg	2,500	—	8.00	4/30/2009

Gina Goldberg	2,500	—	25.00	1/31/2010

Gina Goldberg	2,500	—	33.67	1/31/2011

Gina Goldberg	2,500	—	48.74	1/31/2012

Gina Goldberg	8,000	4,000	21.50	10/19/2014

Gina Goldberg	10,000	5,000	27.50	6/26/2015

Gina Goldberg	—	21,000	42.57	11/13/2016

Robert Werner	—	50,000	42.57	11/13/2016

Option Exercises and Stock Vested

None of the named executive officers exercised any of their stock options during fiscal year 2007.

Agreements with Named Executive Officers

The employment agreements and offer letter discussed below are based on the agreements between the named executive officers and the Company during fiscal year 2007.

Jeffrey Mayer Employment Agreement

We entered into an employment agreement with Mr. Mayer, dated April 1, 1999, referred to herein as the Mayer Agreement. The employment agreement commenced on the date of the closing of the Company’s equity capital transaction, in connection with the executive’s employment as our President. The initial term of the agreement was five years and is automatically extended for successive five-year terms, unless we or Mr. Mayer gives the other party at least six months’ advance notice to the contrary.

The Mayer Agreement provides that Mr. Mayer will receive a base salary of $12,000 per month or such greater amount as the Company may from time to time establish. The Mayer Agreement also provides that Mr. Mayer is eligible for an annual year-end bonus and to participate in the Company’s Incentive Stock Option Plan. Under a provision of the agreement, Mr. Mayer also acknowledges and agrees that as a founder and owner of a substantial equity interest in the Company that he is subject to the Shareholders Agreement, dated as of May 2, 1999, between the Company and certain stockholders.

In the event that we terminate the executive’s employment without cause, Mr. Mayer will be entitled to a severance payment of 36 months of his base salary in effect at the time of his termination plus any unvested warrants, options or other securities awarded to him pursuant to the Incentive Stock Option Plan. Additionally, the agreement provides that Mr. Mayer will vest in the pro-rata portion of any warrants or options that are scheduled to vest on the vesting date next succeeding the effective date of his termination and forfeit the right to receive all remaining unvested warrants or options. In the event that Mr. Mayer terminates his employment or we terminate his employment with cause, Mr. Mayer will forfeit his right to receive any unvested options or warrants.

Additionally, in the event that the executive’s employment terminates for any reason, we will repay to him any outstanding loan paid by him to the Company, terminate any outstanding guarantees or indemnifications by him of the Company, and indemnify and hold him harmless from any liability for actions by or concerning the Company.

The Mayer Agreement also contains a non-compete provision, which applies during the term of the executive’s employment and for a period of one year thereafter, whether his termination of employment is with or without cause or whether the termination is initiated by Mr. Mayer or the Company. Pursuant to the non-compete provision, Mr. Mayer is prohibited from (1) working with, or providing services to, any person or entity which was a customer of the Company at the date of cessation of his consulting or employment relationship, as the case may be or within the twelve-month period preceding such date, or which was contracted as a client prospect by any representative of the Company within 90 days prior to such date of cessation; or (2) soliciting or inducing any employee of the Company to leave its employ or to hire or attempt to hire any such employee.

For purposes of the Mayer Agreement, cause means: (i) conviction of, or pleading guilty to, a felony-class crime; (ii) any action taken in bad faith by Mr. Mayer that has, or is likely to have, in the Company’s reasonable judgment, a material, detrimental effect on the reputation of the Company or its business; (iii) an act of fraud, dishonesty or gross misconduct by the executive; (iv) a material breach by Mr. Mayer of any provision of the Mayer Agreement that has not been cured within 30 days after written notice of such breach by the Company.

Chaitu Parikh Employment Agreement

We entered into an employment agreement with Mr. Parikh, dated November 11, 2002, referred to herein as the Parikh Agreement, in connection with Mr. Parikh’s employment as our Vice President of Finance. The Parikh Agreement does not have a specific term. The Company and Mr. Parikh may terminate the employment relationship at any time, with or without cause.

Under the agreement, Mr. Parikh will receive a base salary of $168,500 per year or such greater amount as the Company may from time to time establish. The agreement also provides that Mr. Parikh may participate in the Company’s Incentive Stock Option Plan. The Company awarded Mr. Parikh warrants to purchase 20,000 shares of common stock with a strike price of $4.00 pursuant to the Incentive Stock Option Plan, which will vest in equal installments on the first three annual anniversaries of the date of grant.

Pursuant to the Parikh Agreement, Mr. Parikh’s right to receive warrants for up to 5,000 shares vested three months after his employment date. The additional warrants for 15,000 shares vest in three installments on the first, second, and third anniversaries of his employment date.

In the event that we terminate Mr. Parikh’s employment without cause, there is a change in control, or the Company completes an initial public offering, Mr. Parikh will be entitled to a severance payment equal to six months of his then-current salary payable on a monthly basis and all unvested warrants awarded to Mr. Parikh will vest. In the event Mr. Parikh voluntarily resigns for any reason or the Company terminates Mr. Parikh’s employment for cause, Mr. Parikh shall forfeit the right to all shares that have not vested as of his termination date. For purposes of the Parikh Agreement, Mr. Parikh’s termination will not be considered for cause if he terminates his employment as a result of the occurrence of any of the following: (1) any long term and material change in Mr. Parikh’s authorities or responsibilities which represents a material adverse change from his status, position, or responsibilities which were in effect immediately prior to a change, or any removal of Mr. Parikh from, or failure to reappoint or reelect him to, any of such positions, except if any such changes are because of disability, retirement, death or similar cause; (2) a reduction in or failure to pay any portion of his annual base salary; (3) the relocation of his office to a location that is more than 50 miles from the current location; and (4) in the event of a change of control, the failure by the Company to provide Mr. Parikh with compensation and benefits, which are no less favorable than those provided to Mr. Parikh prior to a change of control.

The Parikh Agreement also specifies that with respect to any warrants he receives, Mr. Parikh is subject to the Third Amended and Restated Stockholders Agreement, dated as of May 1, 1999, as amended and restated from time to time.

Additionally, the Parikh Agreement contains a non-compete provision and confidentiality provisions. The non-compete provision applies during the term of Mr. Parikh’s employment and for a period of three months thereafter, whether his termination of employment is with or without cause or whether the termination is initiated by Mr. Parikh or the Company. Pursuant to the non-compete provision, Mr. Parikh is prohibited from (1) working with, or providing services to, any person or entity which was a customer of the Company at the date of cessation of his consulting or employment relationship, as the case may be or within the twelve-month period preceding such date, or which was contracted as a client prospect by any representative of the Company within 90 days prior to such date of cessation; or (2) soliciting or inducing any employee of the Company to leave its employ or to hire or attempt to hire any such employee

For purposes of the Parikh Agreement, cause means: (i) conviction of, or pleading guilty to, a felony-class crime; (ii) any action taken in bad faith by Mr. Parikh that has, or is likely to have, in the Company’s reasonable judgment, a material, detrimental effect on the reputation of the Company or its business; (iii) an act of fraud, dishonesty or gross misconduct by Mr. Parikh; (iv) a material breach by Mr. Parikh of any provision of the Parikh Agreement that has not been cured within 30 days after written notice of such breach by the Company; and (v) failure to secure, in a timely fashion, approval of a requisite immigration status.

Steven Murray Employment Agreement

We entered into an employment agreement with Mr. Murray dated August 4, 2006, referred to herein as the Murray Agreement, in connection with Mr. Murray’s employment as our Chief Operating Officer. The initial term of the agreement is three years and is automatically extended for one year at the end of the initial term, unless we or Mr. Murray gives the other party at least 180 days’ advance notice to the contrary. Pursuant to the Murray Agreement, Mr. Murray’s office will be located in the Company’s Houston, Texas executive offices and he will report to the Chief Executive Officer of the Company. In addition to his position as Chief Operating Officer, the agreement provides that Mr. Murray will be a member of the board of directors of the Company.

The Murray Agreement provides that Mr. Murray will receive an annual base salary of $450,000, which may be increased pursuant to the Company’s discretion. The Murray Agreement also provides that Mr. Murray is eligible for an executive bonus, which may be 100% of Mr. Murray’s base salary. The target bonus is based on the following: (1) 75% is based on the performance of the Company or Mr. Murray and (2) 25% is based on the Company’s discretion. Additionally, the Company may award Mr. Murray up to 20% of his base salary in connection with his extraordinary performance with respect to a significant business event affecting the Company; provided that the maximum actual bonus will not exceed 120% of base salary. The Murray Agreement also provides that the Company will grant to Mr. Murray an option to purchase 150,000 shares of common stock which will vest in three equal installments over three years commencing with the first anniversary of the initial term.

In the event Mr. Murray’s employment is terminated prior to an initial public offering of the common stock of the Company, the Company shall have the right to purchase all of the common stock owned by Mr. Murray and Mr. Murray shall have the right to require the Company to purchase all of such stock, both based upon the fair market value of the common stock.

In the event that we terminate Mr. Murray’s employment without a “business reason” (as defined below) or a constructive termination (as defined below) occurs, Mr. Murray will be entitled to: (1) a lump sum payment equal to the greater of (a) base salary for a period of 12 months following the date of termination or (b) base salary for the remainder of the then-current agreement term; (2) a lump sum payment equal to (a) 100% of the target bonus for the fiscal year in which the termination occurs; (b) 100% of the target bonus for any full fiscal year remaining during the initial term of the agreement; and (c) a pro rata portion of 100% of the target bonus for the final fiscal year that begins during the applicable agreement term; (3) Mr. Murray’s unvested stock options, restricted stock and other equity awards shall become fully vested, and all vested but outstanding stock options shall be cancelled in consideration of the Company’s payment to Mr. Murray of an amount equal to (x) the fair market value for the shares underlying the option, (y) over the exercise price of such option, (z) multiplied by the number of shares subject to the option; and (4) continuation of other employee and executive benefits, such as health, life insurance and disability, until the end of the term of the agreement and (4) any accrued, but unpaid, compensation.

If there is a change of control during the initial term of the agreement and the Company terminates Mr. Murray’s employment without business reasons prior to the end of the initial term of the agreement (or within a year following a change of control) prior to the end of the initial term of the agreement (or within a year following a change of control) or a constructive termination occurs, Mr. Murray will be entitled to receive the following: (1) a lump sum payment equal to the greater of (a) base salary for a period of two years following the date of termination or (b) base salary for the remainder of the then-current agreement term and (2) a lump sum payment equal to the greater of (a) 200% of the target bonus for the fiscal year in which the termination occurs; (b) 100% of the target bonus for any full fiscal year remaining during the initial term of the agreement times the number of years for the remainder of the then-current agreement term; (3) Mr. Murray’s unvested stock option, restricted stock and other equity awards shall become fully vested and (4) any accrued, but unpaid, compensation.

In the event of termination due to disability, Mr. Murray will be entitled to all earned, but unpaid compensation, payments and benefits in accordance with the disability policy of the Company, the “in the money” value of all vested options, a pro rata portion of any target bonus Mr. Murray would have otherwise earned during the fiscal year in which the disability occurs, and any accrued, but unpaid, compensation.

If Mr. Murray voluntarily terminates his employment or the Company involuntarily terminates his employment for business reasons, all equity awards will expire according to the terms of the award agreement, Mr. Murray will receive any accrued, but unpaid, compensation, and Mr. Murray will receive a pro rata portion of any target bonus that he would have otherwise earned during the fiscal year in which his termination occurs.

If Mr. Murray’s employment terminates due to death, Mr. Murray’s representative will receive payments and benefits in accordance with the then applicable plans, policies, or arrangements, all equity awards will expire according to the terms of the award agreement (provided Mr. Murray will be entitled to the “in the money” value of all vested options), Mr. Murray will receive any accrued, but unpaid, compensation, and Mr. Murray will be entitled to receive a pro rata portion of any target bonus that he would have otherwise earned during the fiscal year in which his termination occurs.

The Murray Agreement provides that in the event that Mr. Murray becomes entitled to payments or benefits that would constitute an “excess parachute payment” within the meaning of Section 280G of the Code, the payment and/or benefits will be reduced to the extent that such payments will not be subject to the excise tax or any interest or penalties imposed by Section 4999 of the Code, referred to herein as the 280G Reduction. The 280G Reduction will only take place if Mr. Murray’s “net after tax benefit” (as defined below) exceeds the net after tax benefit he would realize if the 280G Reduction were not made. To the extent, the 280G Reduction is unavailable because Mr. Murray’s net after tax benefit would be greater if the 280G Reduction were not made, the Company will pay Mr. Murray a gross up payment to cover the excise tax, interest, and penalties imposed by Section 4999 of the Code and any income taxes and excise tax imposed upon the gross-up payment.

The Murray Agreement also contains a non-compete provision, which applies for the remainder of the then-current agreement term. Pursuant to the non-compete provision, Mr. Murray is prohibited from (1) owning, managing, controlling, participating in, consulting with or providing services for, or engaging in business competing with the business of the Company or any of its subsidiaries for the remainder of the agreement term; (2) inducing or attempting to induce any employee of the Company or such subsidiary (other than his own assistant) to leave the employ of the Company or hire or attempt to hire an employee of the Company or any subsidiary at any time during the preceding 12 months (unless the employee contacts Mr. Murray on an unsolicited basis); (3) directly or indirectly inducing or attempting to induce any customer, supplier, licensee or other business relation of the Company or (4) disparaging the Company, its executive officers, or its directors.

For purposes of the Murray Agreement, “business reasons” mean: (i) gross negligence, willful misconduct or other willful malfeasance in the performance of his duties; (ii) conviction of, or plea of nolo contendere to, or written admission of the commission of a felony-class crime; (iii) any act by Mr. Murray involving fraud or misrepresentation with respect to his duties for the Company or its affiliates; (iv) any act by Mr. Murray constituting a failure to follow the directions of the board of directors, provided the board of directors gives Mr. Murray written notice of such failure and the failure continues for 15 days after receipt of such notice; and (v) subject to certain conditions, Mr. Murray’s material breach of the Murray Agreement that has not been cured within 30 days after written notice of such breach by the Company.

For purposes of the Murray Agreement, “constructive termination” occurs if Mr. Murray gives the Company written notice of the existence of any of the following: (i) a material reduction in Mr. Murray’s authority, duties, and responsibilities; (ii) Mr. Murray is required to relocate his place of employment, other than a relocation that is within 50 miles of the Company’s Houston offices; (iii) except under certain circumstances, there is a material reduction in Mr. Murray’s base salary; (iv) there is a material breach of the particular provision in the Murray Agreement, which provides that any successor to the Company shall agree to perform the Company’s obligations under the Murray Agreement, unless the successor of the Company offers Mr. Murray an employment contract, which is at least as economically favorable to Mr. Murray as the Murray Agreement; and (v) there occurs any other material breach of the Murray Agreement by the Company provided Mr. Murray provides a written demand for substantial performance (in addition to written notice) to the Company. Constructive termination will only be deemed to occur if Mr. Murray gives the Company written notice of the existence of one of the events arising without his consent within 30 days of the initial existence of the event, the Company fails to cure the event within 30 days following the date such notice is given, and Mr. Murray elects to voluntarily terminate employment within the 90-day period immediately following such event.

For purposes of the Murray Agreement, “net after tax benefit” means the sum of (i) the total amount received or realized by Mr. Murray pursuant to the Murray Agreement that would constitute a “parachute payment” within the  meaning of Section 280G of the Code and any corresponding and applicable state law provision, plus (ii) all other payments or benefits that Mr. Murray receives or realizes or is then entitled to receive or realize from the Company and any of its affiliates or that are otherwise within the scope of payments and/or benefits that would constitute a “parachute payment” within the meaning of Section 280G of the Code and any corresponding and applicable state law provision, less (iii) the amount of federal, state, local and social security taxes payable with respect to the payments or benefits described in (i) and (ii) above calculated at the maximum marginal individual income tax rate for each year in which payments or benefits are realized by Mr. Murray (based upon the rate in effect for that year as set forth in the Code at the time of the first receipt or realization of the foregoing), less (d) the amount of excise taxes imposed with respect to the payments or benefits described in (i) and (ii) above by  Section 4999 of the Code and any corresponding and applicable state law provision.

Carole R. Artman-Hodge Employment Agreement

We entered into an employment agreement with Ms. Artman-Hodge dated April 1, 1999, referred to herein as the Artman-Hodge Agreement. The employment agreement commenced on the date of the closing of the Company’s equity capital transaction in connection with Ms. Artman-Hodge’s employment as our Executive Vice President and Chief Financial Officer. The initial term of the agreement was five years and is automatically extended for successive five-year terms, unless we or Ms. Artman-Hodge gives the other party at least six months’ advance notice to the contrary.

The Artman-Hodge Agreement provides that Ms. Artman-Hodge’s base salary may be increased from time to time. In fiscal year 2007, Mr. Artman-Hodge’s base salary was $389,662. The Artman-Hodge Agreement also provides that Ms. Artman-Hodge is eligible for an annual year-end bonus and to participate in the Company’s Incentive Stock Option Plan. Under a provision of the Artman-Hodge Agreement, Ms. Artman-Hodge also acknowledges and agrees that as a founder and owner of a substantial equity interest in the Company that she is subject to the Shareholders Agreement, dated as of May 1, 1999, between the Company and certain shareholders.

In the event that we terminate Ms. Artman-Hodge’s employment relationship without cause, Ms. Artman-Hodge will be entitled to a severance payment of 36 months of her base salary in effect at the time of her termination plus any unvested warrants, options or other securities awarded to her pursuant to the Incentive Stock Option Plan by us. Additionally, she will vest in the pro rata portion of any warrants or options that are scheduled to vest on the vesting date next succeeding the effective date of her termination and forfeit the right to receive all remaining unvested warrants or options. In the event that Ms. Artman-Hodge terminates her employment or we terminate her employment with cause, Ms. Artman-Hodge will forfeit her right to receive any unvested options or warrants.

The Artman-Hodge Agreement also contains a non-compete provision, which applies during the term of Ms. Artman-Hodge’s employment and for a period of one year thereafter, whether her termination of employment is with or without cause or whether the termination is initiated by Ms. Artman-Hodge or the Company. Pursuant to the non-compete provision, Ms. Artman-Hodge is prohibited from (1) working with, or providing services to, any person or entity which was a customer of the Company at the date of cessation of her consulting or employment relationship, as the case may be or within the twelve-month period preceding such date, or which was contracted as a client prospect by any representative of the Company within 90 days prior to such date of cessation; or (2) soliciting or inducing any employee of the Company to leave its employ or to hire or attempt to hire any such employee.

For purposes of the Artman-Hodge Agreement, cause means: (i) conviction of, or pleading guilty to, a felony-class crime; (ii) any action taken in bad faith by Ms. Artman-Hodge that has, or is likely to have, in the Company’s reasonable judgment, a material, detrimental effect on the reputation of the Company or its business; (iii) an act of fraud, dishonesty or gross misconduct by Ms. Artman-Hodge; (iv) a material breach by Ms. Artman-Hodge of any provision of the Artman-Hodge Agreement that has not been cured within 30 days after written notice of such breach by the Company.

Chuck Cavin Offer Letter

The terms of Mr. Cavin’s employment are set forth in an offer letter to Mr. Cavin, dated October 19, 2005, referred to herein as the Cavin Offer. The Cavin Offer provides that Mr. Cavin’s employment would begin on November 1, 2005 as our Operational Compliance Officer. Pursuant to the Cavin Offer, Mr. Cavin’s employment may be terminated by the Company or by Mr. Cavin at any time, Mr. Cavin office is located in Stamford, Connecticut, and he will report to the Chief Operating Officer of the Company. Mr. Cavin has since relocated to the Company’s office located in Houston, Texas.

The Cavin Offer provides that Mr. Cavin’s annual base salary was $150,000 as of the date of the offer and he was eligible to receive a bonus of up to 50% during the first year of his employment, and would be eligible to receive a bonus of up to 100% thereafter.

The offer letter provides that the Company would grant to Mr. Cavin an Option to purchase 4,500 shares of common stock, which would vest as follows: (1) 1,500 shares vest 30 days after the employment date; (2) 1,000 shares vest one year after the employment date; (3) another 1,000 shares vest two years after the employment date, and (4) another 1,000 shares vest three years after the employment date.

Gina Goldberg Employment Agreement

We entered into an employment agreement with Ms. Goldberg dated June 13, 2007, referred to herein as the Goldberg Agreement, in connection with Ms. Goldberg’s employment as our Vice President of Sales and Marketing. Under the Goldberg Agreement, the parties may terminate the Goldberg Agreement at any time provided either party gives the other at least 60 days’ advance notice of termination. Ms. Goldberg’s office will be located in the Company’s Stamford, Connecticut offices and she will report to the Chief Operating Officer or the Chief Executive Officer of the Company.

The Goldberg Agreement provides that Ms. Goldberg will receive an annual base salary of $238,000. The Goldberg Agreement also provides that Mr. Goldberg is eligible for a bonus, which is expected to range from 50 to 100% of Ms. Goldberg’s base salary.

Because the Company had already granted warrants and options to Ms. Goldberg prior to June 13, 2007, the Goldberg Agreement provides that the terms of the warrants and options would not be impacted by the Goldberg Agreement. If the Company terminates Ms. Goldberg’s employment for business reasons (as defined below) all unvested stock options will be forfeited.

Additionally, if Ms. Goldberg’s employment is terminated for any reason, the Company shall have the right to purchase all of the common stock owned by Ms. Goldberg, provided that if the amount payable to Ms. Goldberg exceeds $200,000, the Company may pay the excess to Ms. Goldberg in quarterly installments with 5% interest over a period of three years and the Company’s obligation to make such payment shall be suspended during any period that the payment would cause the Company to violate a loan or similar financial covenant.

In the event that the Company terminates Ms. Goldberg’s employment without a “business reason” (as defined below) or Ms. Goldberg terminates her employment for any reason that constitutes a constructive termination (as defined below), Ms. Goldberg will be entitled to (i) a lump sum payment equal to the greater of her base salary for the remainder of the employment term or (ii) her base salary for a period of 12 months. For purposes of severance, Ms. Goldberg’s employment term will be deemed to be two years. If the Company terminates Ms. Goldberg’s employment for business reasons or Ms. Goldberg terminates her employment for any reason that does not constitute a constructive termination, she will be entitled to any accrued and unpaid salary.

For purposes of the Goldberg Agreement, “business reasons” mean: (i) gross negligence, willful misconduct or other willful malfeasance in the performance of his duties; (ii) conviction of, or plea of nolo contendere to, or written admission of the commission of a felony, or any other criminal offense involving moral turpitude; (iii) any act by Ms. Goldberg involving moral turpitude, fraud or misrepresentation with respect to his duties for the Company or its affiliates; (iv) any act by Ms. Goldberg constituting a failure to follow the directions of the Chief Executive Officer, the Chief Operating Officer, or the board of directors, provided written notice of such failure is provided to Ms. Goldberg and the failure continues for five days after receipt of such notice; and (v) subject to certain conditions, Ms. Goldberg’s material breach of the Goldberg Agreement that has not been cured within 30 days after written notice of such breach by the board of directors.

For purposes of the Goldberg Agreement, “constructive termination” occurs if Ms. Goldberg gives the Company written notice of the existence of any of the following: (i) Ms. Goldberg is required to relocate her place of employment, other than a relocation that is within 30 miles of the Company’s Stamford offices; (ii) there an intentional and material reduction in Ms. Goldberg’s base salary (other than a reduction that is consistent with a general reduction for the executive staff as a group); (iii) there occurs any other material breach of the Goldberg Agreement by the Company provided Ms. Goldberg provides a written demand for substantial performance to the Company. Constructive termination will only be deemed to occur if the Company fails to cure the event within 31 days following the date such notice is given.

The Goldberg Agreement also contains a non-compete provision, which applies during the term of the Goldberg Agreement and, provided Ms. Goldberg has received a severance payment for a period of one year after she has received such payment. Pursuant to the non-compete provision, Ms. Goldberg is prohibited from (1) inducing or attempting to induce any employee of the Company or such subsidiary (other than his own assistant) to leave the employ of the Company, or in any way interfere with the relationship between the Company or any subsidiary and any employee thereof; (2) hiring or attempt to hire an employee of the Company or any subsidiary at any time during the preceding 12 months (unless the employee contacts Ms. Goldberg on an unsolicited basis); (3) directly or indirectly inducing or attempting to induce any customer, supplier, licensee or other business relation of the Company or (4) disparaging the Company, its executive officers, or its directors.

Robert Werner Employment Agreement

We entered into an employment agreement with Mr. Werner dated August 14, 2006, referred to herein as the Werner Agreement, in connection with Mr. Werner’s employment as our Vice President of Supply. Under the Werner Agreement, the parties may terminate the Werner Agreement at any time provided either party gives the other at least 60 days’ advance notice of termination. Mr. Werner’s office will be located in the Company’s Houston, Texas executive offices and he will report to the Chief Operating Officer of the Company.

The Werner Agreement provides that Mr. Werner will receive an annual base salary of $250,000, which may be increased pursuant to the Company’s discretion. The Werner Agreement also provides that Mr. Werner is eligible for an executive bonus, which may is expected to range from 50 to 100% of Mr. Werner’s base salary.

The agreement also provides that the Company will grant to Mr. Werner an Option to purchase 50,000 shares of common stock which will vest in three equal installments over three years commencing with the first anniversary of the date of grant. In the event Mr. Werner’s employment is terminated for any reason, any unvested stock option will terminate. If the Company terminates Mr. Werner’s employment for business reasons (as defined below) all vested stock options will be forfeited. In the event, Mr. Werner’s employment is terminated for any reason that does not constitute a business reason, stock options will expire in accordance with the terms of the award agreement.

Additionally, if Mr. Werner’s employment is terminated for any reason, the Company shall have the right to purchase all of the common stock owned by Mr. Werner, provided that if the amount payable to Mr. Werner exceeds $200,000, the Company may pay the excess to Mr. Werner in quarterly installments with 5% interest over a period of three years and the Company’s obligation to make such payment shall be suspended during any period that the payment would cause the Company to violate a loan or similar financial covenant.

In the event that the Company terminates Mr. Werner’s employment without a “business reason” (as defined below) or Mr. Werner terminates his employment for any reason that constitutes a constructive termination (as defined below), Mr. Werner will be entitled to a lump sum payment equal to his base salary for the remainder of the employment term. For purposes of severance, Mr. Werner’s employment term will be deemed to be three years. If the Company terminates Mr. Werner’s employment for business reasons or Mr. Werner terminates his employment for any reason that does not constitute a constructive termination, he will be entitled to any accrued and unpaid salary.

For purposes of the Werner Agreement, “business reasons” mean: (i) gross negligence, willful misconduct or other willful malfeasance in the performance of his duties; (ii) conviction of, or plea of nolo contendere to, or written admission of the commission of a felony, or any other criminal offense involving moral turpitude; (iii) any act by Mr. Werner involving moral turpitude, fraud or misrepresentation with respect to his duties for the Company or its affiliates; (iv) any act by Mr. Werner constituting a failure to follow the directions of the Chief Executive Officer, the Chief Operating Officer, or the board of directors, provided written notice of such failure is provided to Mr. Werner and the failure continues for five days after receipt of such notice; and (v) subject to certain conditions, Mr. Werner’s material breach of the Werner Agreement that has not been cured within 30 days after written notice of such breach by the board of directors.

For purposes of the Werner Agreement, “constructive termination” occurs if Mr. Werner gives the Company written notice of the existence of any of the following: (i) Mr. Werner is required to relocate his place of employment, other than a relocation that is within 50 miles of the Company’s Houston offices; (ii) there an intentional reduction in Mr. Werner’s base salary (other than a reduction that is consistent with a general reduction for the executive staff as a group); (iii) there occurs any other material breach of the Werner Agreement by the Company provided Mr. Werner provides a written demand for substantial performance to the Company. Constructive termination will only be deemed to occur if the Company fails to cure the event within 30 days following the date such notice is given.

The Werner Agreement also contains a non-compete provision, which applies for three years commencing upon the effective date of the agreement. Pursuant to the non-compete provision, Mr. Werner is prohibited from (1) owning, managing, controlling, participating in, consulting with or providing services for, or engaging in business competing with the business of the Company or any of its subsidiaries for the remainder of the agreement term; (2) inducing or attempting to induce any employee of the Company or such subsidiary (other than his own assistant) to leave the employ of the Company, or in any way interfere with the relationship between the Company or any subsidiary and any employee thereof; (3) hiring or attempt to hire an employee of the Company or any subsidiary at any time during the preceding 12 months (unless the employee contacts Mr. Werner on an unsolicited basis); (4) directly or indirectly inducing or attempting to induce any customer, supplier, licensee or other business relation of the Company or (5) disparaging the Company, its executive officers, or its directors.

Post-Employment Payments

The following table sets forth an estimate of the dollar amounts potentially payable to the named executive officers upon a termination vesting or exercise of equity-based awards during the last fiscal year.

Name and Termination Event	Cash Severance Payment	Continuation of Employer – Paid Health and Life Insurance	Acceleration of Stock Options	Continuation of Perquisites	Total Termination Benefits
Jeffrey Mayer
Involuntary without cause or good reason	$1,650,000	$—	$638,337	$—	$2,288,337
Involuntary with cause or good reason	$1,650,000	$—	$638,337	$—	$2,288,337

Chaitu Parikh
Involuntary without cause or good reason	$195,000	$—	$—	$—	$195,000
Involuntary or good reason after change in control (CIC)	$195,000	$—	$—	$—	$195,000

Steven Murray
Involuntary without cause or good reason	$2,336,301	$25,633	$1,005,000	$16,384	$3,383,318
Disability	$229,800	$—	$—	$—	$229,800
Death	$229,800	$—	$—	$—	$229,800
Involuntary with cause or good reason	$229,800	$—	$—	$—	$229,800
Involuntary or good reason after change in control (CIC)	$1,843,151	$25,633	$1,005,000	$16,384	$2,890,168

Carole R. Artman-Hodge
Involuntary without cause or good reason	$1,170,000	$—	$858,010	$—	$2,028,010
Involuntary with cause or good reason	$1,170,000	$—	$858,100	$—	$2,028,010

Gina Goldberg
Involuntary without cause or good reason	$601,722	$—	$—	$—	$601,722

Robert Werner
Involuntary without cause or good reason	$568,673	$—	$—	$—	$568,673

Equity Compensation Plans

2006 Equity Incentive Compensation Plan

Our board of directors adopted our 2006 Equity Incentive Compensation Plan, referred to herein as the 2006 Plan, in November 2005, as approved by our stockholders, in order to provide incentives and awards to employees, directors, consultants and advisors of ours and our affiliates, referred to herein as eligible persons. The 2006 Plan permits awards of options, restricted shares, restricted share units, unrestricted share awards, phantom shares, dividend equivalent rights, share appreciation rights, deferred share units, and performance shares.

Shares Subject to the 2006 Plan. The 2006 Plan provides that no more than 750,000 shares of common stock may be issued pursuant to awards under the 2006 Plan. Shares of common stock that are subject to any award that expires, or are forfeited, cancelled or become unexercisable will again be available for subsequent awards, except as prohibited by law.

Administration. Either the board of directors or a committee appointed by the board of directors will administer the 2006 Plan. The compensation committee of the board of directors is currently acting as the committee for purposes of the 2006 Plan.

Subject to the terms of the 2006 Plan, the committee has express authority to determine the eligible persons who will receive awards, the number of shares of common stock, units, dividend equivalent rights, or SARs, to be covered by each award, and the terms and conditions of awards. The committee has broad discretion to prescribe, amend and rescind rules relating to the 2006 Plan and its administration, to interpret and construe the 2006 Plan and the terms of all award agreements, and to take all actions necessary or advisable to administer the 2006 Plan. Within the limits of the 2006 Plan, the committee may accelerate the vesting of any award, allow the exercise of unvested awards and may modify, replace cancel or renew them.

Eligibility. The committee may grant options that are intended to qualify as incentive stock options, or ISOs, only to employees, and may grant all other awards to eligible persons.

Options. Options granted under the 2006 Plan provide participants with the right to purchase shares of common stock at a certain price (exercise price) for a specified period of time. The committee may grant options that are intended to qualify as ISOs or options that are not intended to so qualify, or non-ISOs. The 2006 Plan provides that ISO treatment may not be available for options that become first exercisable in any calendar year to the extent the value of the underlying shares that are subject to the option exceed $100,000 (based upon the fair market value of the shares of common stock on the option grant date).

Share Appreciation Rights. A share appreciation right generally permits a participant who receives it to receive, upon exercise, cash and/or shares of common stock equal in value to an amount determined by multiplying (x) the excess of the fair market value, on the date of exercise, of the shares of common stock with respect to which the SAR is being exercised, over the exercise price of the SAR for such shares by (y) the number of shares with respect to which the SARs are being exercised. The committee may grant SARs in tandem with options or independently of them. SARs that are independent of options may limit the value on its exercise to a percentage, not exceeding 100% of the excess value.

Exercise price of Options and SARs. The exercise price of ISOs, non-ISOs, and SARs may not be less than 100% of the fair market value on the grant date of the shares of common stock subject to the award (110% of fair market value for ISOs granted to employees who, at the time of grant, own more than 10% of our outstanding shares of common stock).

Exercise of Options and SARs. To the extent exercisable in accordance with the agreement granting them, an option or SAR may be exercised in whole or in part, and from time to time during its term, subject to the earlier termination relating to a holder’s termination of employment or service. With respect to options, the committee has the discretion to accept payment of the exercise price in any of the following forms (or combination of them):  cash or check in U.S. dollars, certain common stock and cashless exercise under a program the committee approves. The term over which the participants may exercise options and SARs may not exceed ten years from the date of grant (five years in the case of ISOs granted to employees who, at the time of grant, own more than 10% of our outstanding shares of common stock).

Subject to the terms of the agreement evidencing an option grant, the option may be exercised during the 90-day period after the optionee’s termination of employment without cause (but in no case later than the termination date of the option), during the six-month period after the optionee retires, or during the one year period after the optionee’s termination of service due to death or permanent disability. The agreements evidencing the grant of an option may, in the discretion of the committee, set forth additional or different terms and conditions applicable to such option upon a termination or change in status of the employment or service of the option holder. All SARs are to be settled solely in cash as soon as practicable after exercise.

Restricted Shares, Restricted Share Units, Unrestricted Shares and Deferred Share Units. Under the 2006 Plan, the committee may grant restricted shares that are forfeitable until certain vesting requirements are met, may grant restricted share units which represent the right to receive shares of common stock after certain vesting requirements are met, and may grant unrestricted shares as to which the participant’s interest is immediately vested. For restricted share awards, the 2006 Plan provides the committee with discretion to determine the terms and conditions under which a participant’s interests in such awards become vested. The 2006 Plan provides for deferred share units in order to permit certain directors, consultants, agents, or select members of management to defer their receipt of compensation payable in cash or shares of common stock (including shares that would otherwise be issued upon the vesting of restricted shares and restricted share units).

Whenever shares of common stock are delivered pursuant to these awards, the participant will be entitled to receive an amount equal to any cash dividends and a number of shares equal to any stock dividends, which were declared and paid to the holders of shares between the grant date and the date such shares are released from the vesting restrictions in the case of restricted shares or issued in the case of restricted share units.

Performance Awards. The 2006 Plan authorizes the committee to grant performance-based awards in the form of performance units that the committee may or may not designate as “performance compensation awards” that are intended to be exempt from section 162(m) of the Code limitations. In either case, performance compensation awards vest and become payable upon the achievement, within a specified period of time, of performance objectives applicable to the individual or us. Performance compensation awards are payable in shares of common stock, cash or some combination of the two.

Dividend Equivalent Rights. The committee may in its discretion grant dividend equivalent rights to any eligible person, and shall evidence each grant in an award agreement. A dividend equivalent right shall generally represent the right of the participant to receive, at the time of settlement, an amount equal to the regular cash dividends that we have paid on the number of shares designated in the award agreement during the period between the date the award is granted and the settlement date applicable to the shares. Interest shall not accrue on such amounts, unless an award agreement provides otherwise. The committee may impose any employment-related terms and conditions on the grant of a dividend equivalent right as it deems appropriate in its discretion.

Phantom Shares.  The committee may in its discretion grant phantom shares to any eligible person, and shall evidence each grant in an award agreement that sets forth the number of shares to which the award relates. Except as set forth in the applicable award agreement or the committee otherwise determines, upon termination of a participant’s continuous service, the participant shall forfeit his or her unvested phantom shares. A participant’s rights associated with an award of phantom shares shall at all times constitute an unsecured promise of the Company to pay benefits in cash as they come due. The right of the participant or the participant’s duly-authorized transferee to receive benefits hereunder shall be solely an unsecured claim against the general assets of the Company. No provision of the 2006 Plan shall be interpreted to confer upon any participant any voting, dividend or derivative or other similar rights with respect to any share that is subject to a phantom share award.

2003 Stock Option Plan

Our board of directors adopted our 2003 Stock Option Plan, referred to herein as the 2003 Plan, on November 30, 2003, as approved by our stockholders, in order to provide incentives and awards to eligible persons. The 2003 Plan permits awards of non-qualified stock options and ISOs within the meaning of Section 422(b) of the Code.

Shares Subject to the 2003 Plan. The 2003 Plan provides that no more than 400,000 shares of common stock may be issued pursuant to awards under the 2003 Plan. Shares of common stock for which an option was not exercised may again be the subject of one or more options granted pursuant to the 2003 Plan.

Administration. Either the board of directors or a committee which shall be comprised of at least two non-employee directors of the board will administer the 2003 Plan. The board of directors and any committee exercising discretion under the 2003 Plan from time to time are referred to in this section as the committee.

Subject to the terms of the 2003 Plan, the committee has express authority to determine eligible persons who will receive awards, the number of shares of common stock to be covered by each award, and the terms and conditions of awards. The committee has discretion to interpret and construe the 2003 Plan and the terms of all award agreements. The board of directors may amend the 2003 Plan from time to time in such manner as it may deem advisable.

Eligibility. The committee may grant options that are intended to qualify as ISOs only to employees, and may grant all other awards to eligible persons.

Options. Options granted under the 2003 Plan provide participants with the right to purchase shares of common stock at a predetermined exercise price. The committee may grant options that are intended to qualify as ISOs or non-ISOs. The 2003 Plan also provides that ISO treatment may not be available for options that become first exercisable in any calendar year to the extent the value of the underlying shares that are the subject of the options exceed $100,000.

Exercise price of Options. The exercise price of ISOs and non-ISOs may not be less than 100% of the fair market value on the grant date of the shares of common stock subject to the award (110% of fair market value for ISOs granted to employees who, at the time of grant, own more than 10% of our outstanding shares of common stock).

Exercise of Options. Options granted under the 2003 Plan shall not be exercisable after the first to occur of (i) the expiration term specified in the award agreement, (ii) the expiration of three months from the date the optionee’s employment of service with the Company or its Affiliates (other than service as a non-employee director) terminates for any reason other than death or disability, or (iii) the expiration of one year from the date such employment of service with the Company or its Affiliates, including service as a non-employee director, terminates due to the optionee’s disability or death.

2001 Stock Option Plan

Our board of directors adopted our 2001 Stock Option Plan, referred to herein as the 2001 Plan, on February 9, 2001, as approved by our stockholders, in order to provide incentives and awards to eligible persons. The 2001 Plan permits awards of non-qualified stock options and ISOs within the meaning of Section 422(b) of the Code.

Shares Subject to the 2001 Plan. The 2001 Plan provides that no more than 366,500 shares of common stock may be issued pursuant to awards under the 2001 Plan. Shares of common stock for which an option was not exercised may again be the subject of one or more options granted pursuant to the 2001 Plan.

Administration. Either the board of directors or a committee which shall be comprised of at least two non-employee directors of the board will administer the 2001 Plan. The board of directors and any committee exercising discretion under the 2001 Plan from time to time are referred to in this section as the committee.

Subject to the terms of the 2001 Plan, the committee has express authority to determine eligible persons who will receive awards, the number of shares of common stock to be covered by each award, and the terms and conditions of awards. The committee has discretion to interpret and construe the 2001 Plan and the terms of all award agreements. The board of directors may amend the Plan from time to time in such manner as it may deem advisable.

Eligibility. The committee may grant options that are intended to qualify as ISOs only to employees, and may grant all other awards to eligible persons.

Options. Options granted under the 2001 Plan provide participants with the right to purchase shares of common stock at a predetermined exercise price. The committee may grant options that are intended to qualify as ISOs or non-ISOs. The 2001 Plan also provides that ISO treatment may not be available for options that become first exercisable in any calendar year to the extent the value of the underlying shares that are the subject of the option exceed $100,000.

Exercise price of Options. The exercise price of ISOs and non-ISOs may not be less than 100% of the fair market value on the grant date of the shares of common stock subject to the award (110% of fair market value for ISOs granted to employees who, at the time of grant, own more than 10% of our outstanding shares of common stock).

Exercise of Options. Options granted under the 2001 Plan shall not be exerciseable after the first to occur of (i) the expiration term specified in the award agreement, (ii) the expiration of three months from the date the optionee’s employment of service with the Company or its affiliates (other than service as a non-employee director) terminates for any reason other than death or disability, or (iii) the expiration of one year from the date such employment of service with the Company or its affiliates, including service as a non-employee director, terminates due to the optionee’s disability or death.

Compensation Committee Interlocks and Insider Participation

The following directors served on the compensation committee during fiscal 2007: Messrs. Daniel Bergstein (Chair) and William Landuyt and Ms. Carole R. Artman-Hodge. Ms. Artman-Hodge also serves as the Company’s Executive Vice President. Messrs. Bergstein and Landuyt were not, during fiscal 2007 or previously, officers or employees of MxEnergy Holdings Inc. The board of directors has determined that Messrs. Bergstein and Ms. Artman-Hodge were not independent directors based on the definition of independence of the New York Stock Exchange. For more information, see “Item 13. Certain Relationships and Related Transactions, and Director Independence — Independence of Directors.” During the fiscal year ended June 30, 2007, we had no compensation committee “interlocks” — meaning that no executive officer of the Company served as a director or member of the compensation committee of another entity of which an executive officer served as a director or a member of the compensation committee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of August 31, 2007, information with respect to shares of common stock beneficially owned by (i) each of the Named Executive Officers included in the Summary Compensation Table in the Compensation Discussion and Analysis (ii) each director, (iii) all executive officers and directors as a group and (iv) each person who we know to be the beneficial owner of more than five percent of our outstanding shares of common stock.

The percentages of common stock and Series A preferred stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes that power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. All persons listed have sole voting and investment power with respect to their shares (subject to community property laws where applicable) unless otherwise indicated.

	Common Stock(1)
	Number	Percentage of Class
Executive Officers and Directors
Jeffrey Mayer(2)	699,509	20.0%
Steven Murray(3)	—	—
Carole R. (“Robi”) Artman-Hodge(4)	408,092	11.6%
Chaitu Parikh(5)	91,200	2.6%
Charles Cavin(6)	2,500	0.1%
Gina Goldberg(7)	29,200	0.8%
Robert Werner(8)	—	—
Daniel Bergstein(9)	340,613	9.9%
John Stewart(10)	64,641	1.9%
William Landuyt(11)	1,274,931	27.5%
Stuart Porter(12)	2,841,724	57.2%
All directors and executive officers as a group (12 persons)(13)	5,828,436	89.2%
5% Stockholders
Denham Commodity Partners Fund LP(12)
200 Clarendon Street, 25th Floor Boston, MA 02116	2,841,724	57.2%
Charter Mx LLC(11)
1105 Market Street, Suite 1300 Wilmington, DE 19899	1,274,931	27.5%
Greenhill Capital Partners, L.P. and its affiliated funds(14)
300 Park Avenue, 23rd Floor New York, NY 10022	245,179	6.7%
Pequot Enterprises LLC(15)
26 Pequot Trail, Westport, CT 06880	594,000	17.4%
JED Communications Associates, Inc.(16)
c/o Paul, Hastings, Janofsky & Walker LLP, 75 E. 55th Street, New York, NY 10022	320,313	9.4%
Carole R. Artman Hodge 2005 7 Yr. GRAT(17)
c/o Carole R. Artman Hodge 61 Rye Road, Rye, NY 10580	298,310	8.7%

(1)	The percentage of beneficial ownership is based on 3,421,937 shares of our common stock outstanding as of August 31, 2007.
(2)

Includes (i) 81,250 shares of our common stock issuable upon the exercise of stock options that are either currently exercisable or become exercisable during the next 60 days and (ii) 594,000 shares of common stock held by Pequot Enterprises LLC, a limited liability company owned 23% by Mr. Mayer and for which Mr. Mayer, as manager, has both voting and disposition power. Does not include 62,000 shares of our common stock issuable upon the exercise of options that are currently not exercisable and will not become exercisable within the next 60 days.

(3)	Does not include 150,000 shares of our common stock issuable upon the exercise of options that are currently not exercisable and will not become exercisable within the next 60 days.

(4)

Includes (i) 81,250 shares of our common stock issuable upon the exercise of stock options that are either currently exercisable or become exercisable during the next 60 days and (ii) 298,310 shares of our common stock owned by the Carole R. Artman-Hodge 2005 7 Yr. GRAT for which Ms. Artman-Hodge has both voting and disposition power. Does not include 62,000 shares of our common stock issuable upon the exercise of options that are currently not exercisable and will not become exercisable within the next 60 days.

(5)

Includes (i) 61,200 shares of our common stock issuable upon the exercise of stock options that are either currently exercisable or become exercisable during the next 60 days and (ii) 20,000 shares of our common stock issuable upon the exercise of warrants that are either currently exercisable or become exercisable during the next 60 days. Does not include 57,000 shares of our common stock issuable upon the exercise of options that are currently not exercisable and will not become exercisable within the next 60 days.

(6)

Includes 2,500 shares of our common stock issuable upon the exercise of warrants that are either currently exercisable or become exercisable during the next 60 days. Does not include (i) 21,000 shares of our common stock issuable upon the exercise of options that are currently not exercisable and will not become exercisable within the next 60 days and (ii) 2,000 shares of our common stock issuable upon the exercise of warrants that are currently not exercisable and will not become exercisable during the next 60 days.

(7)

Includes (i) 19,200 shares of our common stock issuable upon the exercise of stock options that are either currently exercisable or become exercisable during the next 60 days and (ii) 10,000 shares of our common stock issuable upon the exercise of warrants that are either currently exercisable or become exercisable during the next 60 days. Does not include 30,000 shares of our common stock issuable upon the exercise of options that are currently not exercisable and will not become exercisable within the next 60 days.

(8)	Does not include 50,000 shares of our common stock issuable upon the exercise of options that are currently not exercisable and will not become exercisable within the next 60 days.
(9)

Includes (i) 17,800 shares of our common stock issuable upon the exercise of stock options that are either currently exercisable or become exercisable during the next 60 days and (ii) 320,313 shares of our common stock owned by JED Communications Associates, Inc., a corporation 100% owned by Mr. Bergstein and members of his immediate family. Does not include 4,000 shares of our common stock issuable upon the exercise of options that are currently not exercisable and will not become exercisable within the next 60 days.

(10)

Includes (i) 11,800 shares of our common stock issuable upon the exercise of stock options that are either currently exercisable or become exercisable during the next 60 days, (ii) 42,341 shares of our common stock held by the Stewart Family Trust, of which Mr. Stewart is the beneficiary, and for which Mr. Stewart may be deemed to have beneficial ownership, (iii) 2,500 shares of our common stock held in an IRA for Mr. Stewart for which he has both voting and disposition power, (iv) 3,000 shares of our common stock held by Mr. Stewart’s spouse, for which Mr. Stewart may be deemed to have indirect beneficial ownership, and (v) 2,500 shares of our common stock held in an IRA account belonging to Mr. Stewart’s spouse, for which Mr. Stewart may be deemed to have indirect beneficial ownership. Mr. Stewart disclaims beneficial ownership of the shares held by his spouse and by his spouse’s IRA account except to the extent of his pecuniary interest therein. Does not include 1,000 shares of our common stock issuable upon the exercise of options that are currently not exercisable and will not become exercisable within the next 60 days.

(11)

Includes 1,217,228 shares of our common stock issuable upon the conversion of 1,217,228 shares of our Series A preferred stock. Charter Mx LLC is wholly owned by Charterhouse Equity Partners IV, L.P. The general partner of Charterhouse Equity Partners IV, L.P. is CHUSA Equity Investors IV, L.P., whose general partner is Charterhouse Equity IV, LLC, a wholly owned subsidiary of Charterhouse Group, Inc. As a result of the foregoing, all of the shares held by Charter Mx LLC would be deemed to be beneficially owned by Charterhouse Group, Inc. William Landuyt is an executive officer of Charterhouse Group, Inc. Mr. Landuyt disclaims beneficial ownership of the shares held by Charter Mx LLC.

(12)

This entity was formerly known as Sowood Commodity Partners Fund LP. Includes 1,544,736 shares of our common stock issuable upon the exercise of warrants that are either currently exercisable or become exercisable during the next 60 days. The shares of our common stock and the warrants are held by Denham Commodity Partners Fund LP.

(13)

Represents beneficial ownership as a group for all directors and executive officers as listed under “Item 10. Directors, Executive Officers and Corporate Governance — Directors and Executive Officers.”

(14)

Includes (i) 6,848 shares of our common stock held by Greenhill Capital Partners, L.P., (ii) 978 shares of our common stock held by Greenhill Capital Partners (Cayman), L.P., (iii) 1,081 shares of our common stock held by Greenhill Capital Partners (Executives), L.P., (iv) 2,190 shares of our common stock held by Greenhill Capital, L.P., (v) 144,440 shares of our common stock issuable upon the conversion of 144,440 shares of our Series A preferred stock held by Greenhill Capital Partners, L.P., (vi) 20,639 shares of our common stock issuable upon the conversion of 20,639 shares of our Series A preferred stock held by Greenhill Capital Partners (Cayman), L.P., (vii) 22,797 shares of our common stock issuable upon the conversion of 22,797 shares of our Series A preferred stock held by Greenhill Capital Partners (Executives), L.P. and (viii) 46,206 shares of our common stock issuable upon the conversion of 46,206 shares of our Series A preferred stock held by Greenhill Capital, L.P. GCP Managing Partner, L.P., the managing general partner of Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P. and Greenhill Capital, L.P. (the “Funds”), as well as Greenhill Capital Partners, LLC, which controls the managing general partner, and Greenhill & Co., Inc., the sole member of Greenhill Capital Partners, LLC, may be deemed to beneficially own the shares held by the Funds. We have been advised by the Funds that all decisions regarding investments by the Funds are made by an investment committee whose composition may change. No individual has authority to make any such decisions without the approval of the investment committee. The current members of the investment committee are Robert H. Niehaus, Scott L. Bok, Robert F. Greenhill, Simon A. Borrows, Kevin Bousquette and V. Frank Pottow, each of whom disclaims beneficial ownership in the shares held by the Funds except to the extent of his pecuniary interest therein.

(15)	Pequot Enterprises LLC is a limited liability company owned 23% by Jeffrey Mayer and for which Mr. Mayer, as manager, has both voting and disposition power.
(16)	JED Communications Associates, Inc. is a corporation owned 100% by Daniel Bergstein and members of his immediate family and for which Mr. Bergstein has both voting and disposition power.
(17)

The Carole R. Artman-Hodge 2005 7 Yr. GRAT is a grantor retained annuity trust of which Carole R. “Robi” Artman-Hodge is the beneficiary and the trustee and for which Ms. Artman-Hodge has both voting and disposition power.

Equity Compensation Plan Information

The table below provides information, as of June 30, 2007, concerning securities authorized for issuance under MxEnergy’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants, and rights(1)	Number of securities remaining available for future issuance under equity compensation plans(2)
Equity compensation plans approved by our stockholders	2,931, 406	$16.35	334,280
Equity compensation plans not approved by our stockholders	—	—	—
Total	2,931,406	$16.35	334,280

(1)

Includes 1,110,720 options to purchase shares of our common stock under the 2001 and 2003 Stock Option Plans and the 2006 Equity Incentive Compensation Plan and 1,760,686 warrants to purchase shares of our common stock. All warrants were granted on a discretionary basis under no formal equity compensation plan.

(2)

Includes 53,600 shares under the 2001 Stock Option Plan, 20,480 shares under the 2003 Stock Option Plan and 260,200 shares under the 2006 Equity Incentive Compensation Plan. Available shares shown above for the 2001 and 2003 Stock Option Plans and the 2006 Equity Incentive Compensation Plan include shares that have become available due to forfeitures or have been reacquired by the Company for any reasons without delivery of the stock, as allowed under the terms of the plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Code of Business Conduct and Ethics, which is posted on our website at www.mxholdings.com, prohibits directors and executive officers from engaging in transactions on behalf of the Company with a family member, or with a company with which they are or their family member is a significant owner or associated or employed in a significant role. Our audit committee must review and approve in advance all related party transactions or business or professional relationships. All instances involving potential related party transactions or business or professional relationships must be reported to the Company’s General Counsel who will assess the materiality of the transaction or relationship and elevate the matter to the audit committee as appropriate. Any dealings with a related party must be conducted in such a way as to avoid preferential treatment and assure that the terms obtained by the Company are no less favorable than could be obtained from unrelated parties on an arm’s-length basis.

Independence of Directors

The Company is a closely held corporation and does not have a class of equity securities listed on a national securities exchange. The Company has adopted the definition of independence of the New York Stock Exchange. However, because our securities are not listed on a national securities exchange, none of our directors are required to qualify as an independent director.

The board of directors has determined that under such standard, William Landuyt and John Stewart are independent directors. None of Jeffrey A. Mayer, Steven Murray or Carol R. Artman-Hodge is independent because they are currently employed by the Company. Stuart Porter is not an independent director as a result of his affiliation with Denham, a significant stockholder of the Company. Daniel Bergstein is not an independent director because (i) he is a partner in the New York office of Paul, Hastings, Janofsky & Walker LLP, a law firm that performs substantial legal services to the Company on a regular basis and (ii) he received $250,000 and 12,000 options in June 2004 as a finder’s fee in connection with our sale of Series A preferred stock.

Stockholders’ Agreement

We have entered into a stockholders’ agreement with holders of our common and preferred stock. The stockholders’ agreement contains, among other things, the agreement among our stockholders to restrict their ability to transfer our stock as well as rights of first refusal, tag-along rights and drag-along rights. Pursuant to the stockholders’ agreement, certain of our stockholders have, subject to certain exceptions, preemptive rights on future offerings of equity securities by us. In addition, if we issue or sell shares of our common stock below a certain price, we must offer to sell such common stock to certain of our existing stockholders at a similarly low price.

Pursuant to the stockholders’ agreement, the consent of Jeffrey Mayer and the holders of 10% of more of our common stock on a fully diluted basis are required for various transactions including our liquidation, dissolution, merger, sale of all or substantially all of our assets as well as the issuance of our securities in connection with certain acquisitions and joint ventures. The consent of our board of directors (including the consent of the director appointed by the holders of our outstanding series A preferred stock) is required for certain actions including our incurrence of debt in excess of $2.0 million.

Registration Rights Agreement

We entered into a registration rights agreement with certain of our stockholders, dated as of June 25, 2004. Pursuant to the terms of the registration rights agreement, Denham and certain affiliates of Charterhouse and GCP will have the right from time to time, subject to certain conditions, to cause us to register shares of our common stock held by them under the Securities Act. In addition, if at any time we register shares of our common stock, certain holders of our common stock, including Denham, certain affiliates of Charterhouse and GCP,

Jeffrey Mayer, Carole R. Artman-Hodge and Daniel Burke, will be entitled to include their registrable securities in the registration statement relating to that offering. Jeffrey Mayer and Carole R. Artman-Hodge are executive officers and directors of MxEnergy. Denham, Charterhouse and GCP are significant stockholders of MxEnergy. Under the registration rights agreement, except in limited circumstances, we are obligated to pay all expenses in connection with such registration.

Denham Credit Facility

We entered into a loan agreement for a $12.0 million subordinated line of credit with Denham, a significant stockholder of the Company, which expires on May 14, 2009. As of June 30, 2007, $11.0 million of borrowings are outstanding under the Denham credit facility. For a description of the material terms of the Denham credit facility, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Denham Credit Facility.” We believe that the terms of the Denham credit facility are comparable to those we would have received in an arm’s length transaction.

Transaction Bonuses

In September 2006, certain members of our management team received cash bonuses in recognition of their work in the SESCo acquisition. Jeffrey Mayer, our President and Chief Executive Officer, Carole R. Artman-Hodge, our Executive Vice President, and Chaitu Parikh, our Vice President, Chief Financial Officer and Assistant Treasurer, received $250,000, $150,000 and $200,000, respectively.

Legal Services

Daniel Bergstein, a director and significant stockholder of the Company, is a senior partner of Paul, Hastings, Janofsky & Walker LLP, or Paul Hastings, a law firm which provides legal services to us. During the fiscal years ended June 30, 2007, 2006 and 2005, we incurred $1,234,000, $1,419,000 and $174,000, respectively, of legal services provided by Paul Hastings. We expect that Paul Hastings will continue to provide legal services to us in 2008. We believe that these legal services were provided on terms comparable to those we would have received in an arm’s length transaction provided to Paul Hastings’ other clients.

Finder’s Fees and Option Grants

On June 30, 2004, Daniel Bergstein received $250,000 and 12,000 options to purchase shares of our common stock and John Stewart received 3,000 options to purchase shares of our common stock. Such payment and option grants were made as finder’s fees in connection with MxEnergy’s issuance of Series A preferred stock on that date. The options have an exercise price of $21.50 per share, vest ratably over three years and have a term of ten years. The estimated aggregate fair value of the options was $78,000. The finder’s fees paid to Daniel Bergstein and John Stewart were more favorable than those we would have paid in an arm’s length transaction. Messrs. Bergstein and Stewart are both directors and stockholders of the Company.

Financial Advisory Services

GCP, a significant stockholder of the Company, serves as a financial advisor to the Company under a retainer arrangement, executed January 20, 2005, under which we pay $75,000 per quarter. We recorded $0, $303,000 and $152,000 during the years ended June 30, 2007, 2006 and 2005, respectively, for financial advisory services provided by GCP under this arrangement. We believe that these financial advisory services were provided on terms comparable to those we would have received in an arm’s length transaction. The retainer arrangement with GCP expired on September 30, 2006.

On May 1, 2007, we entered into a financial advisory services agreement with Greenhill & Co., LLC, or Greenhill, an affiliate of GCP. As compensation for such services, we have agreed to pay Greenhill a transaction fee of 0.75% of the aggregate consideration (less any cash on our balance sheet at the time of sale) we receive from a sale of the Company. If we enter into definitive documentation for such a sale and such agreement is later terminated, we will pay to Greenhill an amount equal to one-third of any break up fee we receive in connection with such termination less any out-of-pocket expenses incurred by us in connection with such transaction, provided that such amount payable to Greenhill will not exceed $1.5 million per transaction. In addition, we may pay to Greenhill, at the sole discretion of our board of directors, an incentive fee equal to 0.20% of the aggregate consideration (less any cash on our balance sheet at the time of sale) we receive from a sale of the Company. We agreed to reimburse Greenhill for its reasonable out-of-pocket expenses. Unless otherwise extended by the parties in writing, the agreement terminates upon the earlier of (i) the consummation of a sale of the Company and (ii) 12 months from the date of the agreement. We did not incur any expenses under this agreement during the year ended June 30, 2007.

Promissory Note

On May 12, 2005, Daniel Bergstein, a director and significant stockholder of the Company, exercised warrants to acquire 47,800 of our common stock with a non-interest bearing promissory note for $600,846 which was secured by such stock. On the same date, JED Communications Associates, Inc., of which Daniel Bergstein is an owner and the President, exercised warrants to acquire 21,000 shares of our common stock with a non-interest bearing promissory note for $79,380 which was secured by such stock. Both promissory notes were paid in full on June 25, 2005. The terms of the promissory notes were more favorable than those we would have granted in an arm’s length transaction.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The total fees and expenses for professional services provided by our independent registered public accounting firm, Ernst & Young LLP, for the years ended June 30, 2007 and 2006 are presented in the table below (in thousands):

	Year ended June 30,
	2007	2006

Audit Fees	$2,196	$1,588
Audit-Related Fees	—	—
Tax Fees	29	76
All Other Fes	—	—
Total	$2,225	$1,664

Audit Fees consist of fees billed for the audit of our consolidated financial statement, reviews of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews of various SEC and other regulatory filings.

Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees consist of fees for tax compliance, tax advice and tax planning.

The audit committee considered the compatibility of non-audit services provided by the auditors with maintaining the auditors’ independence, and determined that the auditors’ independence relative to financial audits was not jeopardized by the non-audit services. The auditors did not employ leased personnel in connection with their work.

Pre-Approval Policy

The services performed by the independent registered public accounting firm in fiscal 2007 were pre-approved by the audit committee, in accordance with the audit committee’s independent auditor pre-approval policy. This policy describes the permitted audit, audit-related and tax services (collectively, referred to as the disclosure categories) that the independent registered public accounting firm may perform up to a pre-determined dollar limit per project. The policy requires a description of the material services (referred to as the standard services list) expected to be performed by the independent registered public accounting firm in each of the disclosure categories presented to the audit committee for approval.

Any requests for audit, audit-related and tax services not contemplated on the standard services list or exceeding the pre-determined dollar limit per project must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided on an informal, as-needed basis. The audit committee may delegate pre-approval authority to a member of the audit committee, who shall initially be the chairman of the audit committee. The decisions of any audit committee member to whom pre-approval authority is delegated must be presented to the full audit committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

(i) Financial Statements. See Index to Financial Statements under “Item 8. Financial Statements and Supplementary Data.”

(ii) Financial Statement Schedules. See Index to Financial Statements under “Item 8. Financial Statements and Supplementary Data.” All other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes under “Item 8. Financial Statements and Supplementary Data.”

(iii) Exhibits. The exhibits filed as part of this Annual Report are listed in the exhibit index immediately preceding such exhibits, which index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MXENERGY HOLDINGS INC.

Date: September 28, 2007
	By:	/s/ JEFFREY A. MAYER
Jeffrey A. Mayer
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ JEFFREY A. MAYER	Director, President and Chief Executive	September 28, 2007
Jeffrey A. Mayer	Officer (Principal Executive Officer)

/s/ CHAITU PARIKH	Vice President of Finance, Chief Financial	September 28, 2007
Chaitu Parikh	Officer and Assistant Treasurer (Principal Financial Officer and Principal Accounting Officer)

/S/ STEVEN MURRAY	Director	September 28, 2007
Steven Murray

/s/ CAROLE R. ARTMAN-HODGE	Director	September 28, 2007
Carole R. Artman-Hodge

/S/ DANIEL BERGSTEIN	Director	September 28, 2007
Daniel Bergstein

/S/ JOHN STEWART	Director	September 28, 2007
John Stewart

/S/ STUART PORTER	Director	September 28, 2007
Stuart Porter

/S/ WILLIAM LANDUYT	Director	September 28, 2007
William Landuyt

Index to Exhibits

Exhibit Number	Title
2.1	Asset Purchase Agreement, dated as of May 12, 2006, by and between MxEnergy Inc. and Shell Energy Services Company L.L.C.(1)
2.2	First Amendment to Asset Purchase Agreement and Acknowledgement, dated as of July 28, 2006, by and between MxEnergy Inc. and Shell Energy Services Company L.L.C.(1)
3.1	Amended and Restated Certificate of Incorporation of MxEnergy Holdings Inc.(1)
3.2	Amended and Restated Bylaws of MxEnergy Holdings Inc.(1)
4.1

Indenture dated as of August 4, 2006 by and among MxEnergy Holdings Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, related to MxEnergy’s Floating Rate Senior Notes due 2011(1)

4.2	Form of Senior Floating Rate Note due 2011 (included in Exhibit 4.1)(1)
4.3

Registration Rights Agreement, dated as of August 4, 2006, by and among MxEnergy Holdings Inc., the guarantors named therein and Deutsche Bank Securities Inc. and Morgan Stanley & Co. Incorporated, as initial purchasers(1)

4.4

Supplemental Indenture dated as of August 1, 2007 by and among MxEnergy Holdings Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, related to MxEnergy’s Floating Rate Senior Notes due 2011(2)

10.1

First Amended and Restated Credit Agreement, dated as of August 1, 2006, by and among MxEnergy Inc. and MxEnergy Electric Inc., as borrowers, MxEnergy Holdings Inc. and certain subsidiaries thereof, as guarantors, lenders party thereto and Société Générale, as administrative agent, syndication agent, lead arranger and sole bookrunner(1)

10.2

First Amendment to First Amended and Restated Credit Agreement, dated as of April 6, 2007, by and among MxEnergy Inc. and MxEnergy Electric Inc., as borrowers, MxEnergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto(1)

10.3

First Amended and Restated Pledge Agreement, dated as of August 1, 2006, by and among MxEnergy Inc. and MxEnergy Electric Inc., as borrowers, MxEnergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale(1)

10.4

First Amended and Restated Security Agreement, dated as of August 1, 2006, by and among MxEnergy Inc. and MxEnergy Electric Inc., as borrowers, MxEnergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale(1)

10.5	Amended and Restated Loan Agreement, dated as of November 14, 2003, by and between Sowood Commodity Partners Fund LP (as successor to Lathi LLC) and MxEnergy Inc.(1)
10.6	Amended and Restated Security Agreement, dated as of November 14, 2003, by and between Sowood Commodity Partners Fund LP (as successor to Lathi LLC) and MxEnergy Inc.(1)
10.7	Amendment No. 1 to Amended and Restated Loan Agreement, dated as of March 22, 2004, by and between Sowood Commodity Partners Fund LP (as successor to Lathi LLC) and MxEnergy Inc.(1)
10.8

Amendment No. 2 to Amended and Restated Loan Agreement and Amendment No. 1 to Amended and Restated Security Agreement, dated as of December 19, 2005, by and between Sowood Commodity Partners Fund LP (as successor to Lathi LLC) and MxEnergy Inc.(1)

10.9

Amendment No. 3 to Amended and Restated Loan Agreement and Amendment No. 2 to Amended and Restated Security Agreement, dated as of August 1, 2006, by and between Sowood Commodity Partners Fund LP (as successor to Lathi LLC) and MxEnergy Inc.(1)

10.10

Subordination and Intercreditor Agreement, dated as of December 19, 2005, by and among Société Générale and certain counterparties, Sowood Commodity Partners Fund LP, MxEnergy Holdings Inc., MxEnergy Inc., MxEnergy Electric Inc. and certain of their respective subsidiaries and Virginia Power Energy Marketing, Inc.(1)

10.11

Amendment No. 1 to Subordination and Intercreditor Agreement, dated as of August 1, 2006, by and among Société Générale and certain counterparties, Sowood Commodity Partners Fund LP, MxEnergy Holdings Inc., MxEnergy Inc. and certain of their respective subsidiaries(1)

10.12	Amended and Restated Energy Marketing Agreement, dated as of December 15, 2005, by and between Virginia Power and Energy Marketing, Inc. and MxEnergy Inc.(1)
10.13	Letter Agreement, dated as of February 28, 2006, relating to Amended and Restated Energy Marketing Agreement(1)
10.14	Letter Agreement, dated as of July 11, 2006, relating to Amended and Restated Energy Marketing Agreement(1)
10.15	Master Transaction Agreement, dated as of August 1, 2006, by and among MxEnergy Inc., MxEnergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale(1)

10.16	First Amendment to Master Transaction Agreement, dated as of April 6, 2007, by and among MxEnergy Inc., MxEnergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale(1)
10.17

Third Amended and Restated Stockholders’ Agreement, dated as of June 25, 2004, by and among MxEnergy Inc., Charter Mx LLC, Sowood Commodity Partners Fund LP (as successor to Lathi LLC), Jeffrey A. Mayer, Carole R. Artman-Hodge, Daniel P. Burke and certain other investors party thereto(1)

10.18

Registration Rights Agreement dated as of June 25, 2004 by and among MxEnergy Inc., Sowood Commodity Partners Fund LP (as successor to Lathi LLC), Charter Mx LLC, Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P., Greenhill Capital, L.P., Jeffrey A. Mayer, Carole R. Artman-Hodge and Daniel P. Burke, Sr.(1)

10.19	Transition Services Agreement, dated as of August 1, 2006, by and between MxEnergy Inc. and Shell Energy Services Company L.L.C.(1)
10.20	Employment Agreement, dated as of April 1, 1999, by and between MxEnergy Inc. and Jeffrey Mayer(1)
10.21	Employment Agreement, dated as of August 4, 2006, by and between MxEnergy Inc. and Steven Murray(1)
10.22	Employment Agreement, dated as of April 1, 1999, by and between MxEnergy Inc. and Carole R. (“Robi”) Artman- Hodge(1)
10.23	Employment Agreement, dated as of November 11, 2002, by and between MxEnergy Inc. and Chaitu Parikh(1)
10.24	Employment Agreement, dated as of October 19, 2005, by and between MxEnergy Inc. and Charles Cavin(1)
10.25	Employment Agreement, dated as of May 1, 2000, by and between MxEnergy Inc. and Emmett Capanna(1)
10.26	Employment Agreement, dated as of December 24, 2004, by and between MxEnergy Inc. and Thomas Hartmann(1)
10.27	Employment Agreement, dated as of June 13, 2007, by and between MxEnergy Inc. and Gina Goldberg*
10.28	Employment Agreement, dated as of August 14, 2006, by and between MxEnergy Inc. and Robert Werner*
10.29	2001 Stock Option Plan, as amended(1)
10.30	2003 Stock Option Plan, as amended(1)
10.31	2006 Equity Incentive Compensation Plan(1)
10.32	Form of Award Agreement under 2001 Stock Option Plan(1)
10.33	Form of Award Agreement under 2003 Stock Option Plan(1)
10.34	Form of Stock Option Award Agreement under 2006 Equity Incentive Compensation Plan(1)
10.35	Financial Advisory Agreement, dated as of January 20, 2005, by and between MxEnergy Inc. and Greenhill & Co., LLC(1)
10.36	Financial Advisory Agreement, dated as of May 1, 2007, by and between MxEnergy Holdings Inc. and Greenhill & Co., LLC(1)
10.37	Promissory Note, dated May 12, 2005, by Daniel Bergstein in favor of MxEnergy Inc.(1)
10.38	Promissory Note, dated May 12, 2005, by JED Communications Associates, Inc. in favor of MxEnergy Inc.(1)
21	List of Subsidiaries of MxEnergy Holdings Inc.(1)
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

*	Filed herewith.

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

(1)	Incorporated by reference to Registration Statement on Form S-4 (File No. 333-138425) declared effective on April 30, 2007.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on August 7, 2007.