Form 10-Q
period 2007-09-30
MxEnergy Holdings Inc
filed 2007-11-14
CIK 1375814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                       Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of October 31, 2007, there were 3,536,727 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: None

MXENERGY HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I — FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

Some statements in this Quarterly Report are known as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may relate to, among other things:

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

These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts. When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements. Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and elsewhere in this Quarterly Report. You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission (“SEC”). We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1 — Financial Statements

MxEnergy Holdings Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

	September 30, 2007	June 30, 2007

Assets
Current assets:
Cash and cash equivalents	$92,242	$136,942
Restricted cash and short-term investments	1,050	1,050
Accounts receivable, net of allowance for doubtful accounts of $4,667 and $5,259, respectively	45,958	48,321
Natural gas inventories	74,732	56,547
Current portion of unrealized gains from risk management activities	219	50
Income taxes receivable	8,889	351
Deferred income taxes	10,721	9,136
Other current assets	4,666	5,311
Total current assets	238,477	257,708
Goodwill	3,810	3,810
Customer acquisition costs, net of accumulated amortization of $44,223 and $38,752, respectively	37,074	38,954
Fixed assets, net	15,792	17,849
Deferred income taxes	12,014	9,754
Other assets, net	7,618	7,569
Total assets	$314,785	$335,644

Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$26,141	$32,957
Accrued commodity purchases	14,793	31,297
Current portion of unrealized losses from risk management activities	21,920	17,074
Deferred revenue	23,624	10,358
Total current liabilities	86,478	91,686
Unrealized losses from risk management activities	4,903	3,586
Long-term debt:
Floating Rate Senior Notes due 2011	174,586	174,364
Denham credit facility	11,040	11,040
Total long-term debt	185,626	185,404
Total liabilities	277,007	280,676

Redeemable convertible preferred stock ($31 million redemption value)	29,357	29,357

Commitments and contingencies (Note 15)	—	—

Stockholders’ equity:
Common stock, par value $0.01, 10,000,000 shares authorized; 3,536,727 and 3,404,277 shares issued and outstanding, respectively	35	34
Additional paid-in capital	22,497	21,367
Unearned stock compensation	(13)	(22)
Accumulated other comprehensive loss	(220)	(129)
(Accumulated deficit) retained earnings	(13,878)	4,361
Total stockholders’ equity	8,421	25,611
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$314,785	$335,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

MxEnergy Holdings Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended September 30,
	2007	2006

Sales of natural gas and electricity	$75,951	$74,291
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	61,492	56,994
Realized losses from risk management activities	6,992	4,173
Unrealized losses from risk management activities	4,175	47,605
	72,659	108,772
Gross profit (loss)	3,292	(34,481)

Operating expenses:
General and administrative expenses	14,758	11,829
Advertising and marketing expenses	2,171	834
Reserves and discounts	573	891
Depreciation and amortization	7,725	6,509
Total operating expenses	25,227	20,063

Operating loss	(21,935)	(54,544)
Interest expense, net of interest income of $1,599 and $449, respectively	9,211	8,635
Loss before income tax benefit	(31,146)	(63,179)
Income tax benefit	12,907	25,596
Net loss	$(18,239)	$(37,583)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MxEnergy Holdings Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Three Months Ended September 30, 2007
	Common Stock Par Value	Additional Paid-in Capital	Unearned Stock Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at June 30, 2007	$34	$21,367	$(22)	$(129)	$4,361	$25,611
Issuance of common stock	1	283	—	—	—	284
Unamortized stock compensation	—	(14)	14	—	—	—
Stock compensation expense	—	861	—	—	—	861
Amortization of stock compensation	—	—	(5)	—	—	(5)
Comprehensive loss:
Net loss	—	—	—	—	(18,239)	(18,239)
Foreign currency translation	—	—	—	(91)	—	(91)
Total comprehensive loss						(18,330)
Balance at September 30, 2007	$35	$22,497	$(13)	$(220)	$(13,878)	$8,421

	Three Months Ended September 30, 2006
	Common Stock Par Value	Additional Paid-in Capital	Unearned Stock Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at June 30, 2006	$34	$17,355	$(115)	$(40)	$18,159	$35,393
Unamortized stock compensation	—	1,245	(1,245)	—	—	—
Amortization of stock compensation	—	—	1,291	—	—	1,291
Comprehensive loss:
Net loss	—	—	—	—	(37,583)	(37,583)
Foreign currency translation	—	—	—	(4)	—	(4)
Total comprehensive loss						(37,587)
Balance at September 30, 2006	$34	$18,600	$(69)	$(44)	$(19,424)	$(903)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MxEnergy Holdings Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended September 30,

	2007	2006

Operating activities
Net loss	$(18,239)	$(37,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized losses from risk management activities	4,175	47,605
Stock compensation expense	856	1,291
Depreciation and amortization	7,725	6,509
Deferred tax benefit	(3,845)	(22,729)
Unrealized losses on interest rate swaps and amortization of deferred financing fees	3,650	2,928
Amortization of customer contracts acquired	(255)	(2)
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash and short-term investments	—	(1)
Accounts receivable	2,363	(2,180)
Natural gas inventories	(18,185)	(23,025)
Income taxes receivable	(8,538)	(2,871)
Margin deposit on hedge facility	—	(25,000)
Option premiums	—	1,834
Other assets	(1,196)	(7,900)
Accounts payable and accrued liabilities	(22,949)	18,774
Deferred revenue	13,266	8,729
Net cash used in operating activities	(41,172)	(33,621)

Investing activities
Purchase of assets of SESCo	—	(125,530)
Deposit on SESCo asset purchase agreement and other capitalized costs	—	3,348
Customer acquisition costs	(3,591)	(934)
Purchases of fixed assets	(221)	(841)
Net cash used in investing activities	(3,812)	(123,957)

Financing activities
Debt financing costs	—	(9,019)
Proceeds from Sowood credit facility	—	12,000
Repayment of Sowood credit facility	—	(12,000)
Proceeds from bridge loan	—	190,000
Repayment of bridge loan	—	(190,000)
Proceeds from senior notes	—	185,250
Issuance of common stock related to exercise of warrants	284	—
Net cash provided by financing activities	284	176,231
Net (decrease) increase in cash and cash equivalents	(44,700)	18,653
Cash and cash equivalents at beginning of period	136,942	6,093
Cash and cash equivalents at end of period	$92,242	$24,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

MxEnergy Holdings Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.   Organization and Basis of Presentation

MxEnergy Holdings Inc. (“Holdings”) was incorporated in Delaware on January 24, 2005 as part of a corporate reorganization which was completed in the year ended June 30, 2005.  The two principal operating subsidiaries of Holdings are MXenergy Inc. and MxEnergy Electric Inc. which are engaged in the marketing and supply of natural gas and electricity, respectively.  Holdings and all its subsidiaries (collectively, the “Company”) operate in 36 market areas located in 14 states in the United States (the “U.S.”) and in the provinces of Ontario and British Columbia in Canada.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 (the “2007 Form 10-K”).  Certain reclassifications have been made to prior period amounts to conform to the current period presentations.  The accounting and reporting policies of the Company are consistent, in all material respects, with those used to prepare the 2007 Form 10-K, except for the impact of new accounting pronouncements summarized in Note 2 below.

The condensed consolidated balance sheet at June 30, 2007 has been derived from the audited consolidated financial statements included in the Company’s 2007 Form 10-K, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures.  Actual amounts could differ from those estimates.  Interim results should not be considered indicative of results for future periods.

Note 2.   New Accounting Pronouncements

Accounting Pronouncements Adopted During the Quarter Ended September 30, 2007

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN No. 48”).  FIN No. 48 establishes threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted the provisions of FIN No. 48 effective July 1, 2007.  The adoption of FIN No. 48 did not have a material impact on the Company’s financial position or results of operations (see Note 9).

Accounting Pronouncements Not Yet Adopted as of September 30, 2007

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and requires additional disclosures regarding fair value measurements.  The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years (i.e., the Company’s fiscal year ended June 30, 2009).  Earlier application is permitted only if no annual or interim financial statements have been issued for the earlier periods.  The Company is currently evaluating the impact that adoption of SFAS No. 157 will have on its financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which creates an alternate measurement method for certain financial assets and liabilities.  SFAS No. 159 permits fair value to be used for both the initial and subsequent measurements generally on an instrument by instrument election, with changes in fair value to be recognized in earnings as those changes occur.  This election is referred to as the “fair value option.”  SFAS No. 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of the beginning of a fiscal year if no annual or interim financial statements have been issued for that fiscal year.  The Company is currently evaluating the provisions of SFAS No. 159 to determine whether it will adopt the fair value option for certain instruments.

Note 3.   Acquisitions

SESCo Acquisition

In August 2006, the Company completed its acquisition of the assets of Shell Energy Services Company L.L.C. (“SESCo”).  Refer to Note 3 of the consolidated financial statements, beginning on page 67 of the Company’s 2007 Form 10-K, for additional information regarding the SESCo acquisition.

The following unaudited pro forma financial information for the quarter ended September 30, 2006 assumes the SESCo acquisition occurred on July 1, 2006.  The pro forma information is not necessarily indicative of the results that would have been obtained had the SESCo acquisition occurred on such date nor is it necessarily indicative of future results.

Three Months Ended September 30, 2006
(in thousands)

Sales of natural gas and electricity	$90,491
Net loss	$(34,451)

During August 2006, the Company utilized a bridge loan from two investment banks to finance the SESCo acquisition. The bridge loan was repaid with proceeds from the sale of the Floating Rate Senior Notes due 2011 (the “Senior Notes”). Fees and interest of $0.8 million associated with the bridge loan were charged to interest expense during the three months ended September 30, 2006.

Vantage Acquisition

On May 17, 2007, the Company acquired substantially all of the assets of Vantage Power Services, L.P. (“Vantage”) and began supplying power to approximately 12,000 former residential customer equivalents (“RCEs,” each representing a natural gas customer with a standard consumption of 100 MMBtus per year or an electricity customer with a standard consumption of 10 MWhrs per year) of Vantage in and around Houston, Dallas/Ft. Worth and Corpus Christi, Texas.  Refer to Note 3 of the consolidated financial statements, beginning on page 67 of the Company’s 2007 Form 10-K for additional information regarding the Vantage acquisition.  The preliminary purchase price of approximately $0.7 million was allocated based upon the estimated fair value of the net assets acquired at the date of acquisition.  The final allocation, which will be based upon internal valuations and actual results, is expected to be completed during the fourth quarter of the fiscal year ended June 30, 2008.

Note 4.   Seasonality of Operations

Weather conditions have a significant impact on customer demand and on the price of natural gas and electricity.  Natural gas represents 80% of total sales for the quarter ended September 30, 2007 and 97% of total sales for the fiscal year ended June 30, 2007.  Customer demand and the price of natural gas expose the Company to a high degree of seasonality in sales, cost of sales, billings to customers, inventory requirements and cash flows.  The Company utilizes a considerable amount of cash from operations to fund inventory purchases and other working capital requirements during the months of April through October each calendar year.  The majority of natural gas sales occur during the months of November through March of each calendar year.  Decreases in cash and accounts receivable and the increase in inventories from June 30, 2007 to September 30, 2007 resulted primarily from normal seasonal activity.

Customers who choose to be on budget billing and certain local distribution companies (“LDCs”) who pay upon delivery of natural gas, will result in timing differences between the billing and collection of accounts receivable and the recording of revenues.  Deferred revenue reflected as current liabilities generally increases when amounts are billed to customers for natural gas not yet consumed, which typically occurs during the months of April through October of each calendar year for customers that are on a budget billing plan or those LDCs that pay for gas upon delivery.  The deferred revenues are typically realized as sales in the consolidated statement of operations during the months of November through March when consumption generally exceeds amounts billed or delivered.  Increased deferred revenues from June 30, 2007 to September 30, 2007 primarily resulted from seasonal customer demand.

Note 5.   Accounts Receivable, net

Collections of billed accounts receivable result in significant reductions in accounts receivable during the months of April through October (i.e., primarily during the fourth and first quarters of the Company’s fiscal year), which is a period of low customer demand for natural gas.

Revenues applicable to gas and electricity consumed by customers, but not yet billed to customers under the LDC’s monthly cycle billing method, are estimated and accrued as revenues and accounts receivable.  Unbilled accounts receivable were $13.7 million and $14.3 million at September 30, 2007 and June 30, 2007, respectively.

Note 6.   Natural Gas Inventories and Deferred Revenue

During the fourth quarter of its fiscal year ended June 30, 2007, the Company refined its revenue estimation methodology related to customers and LDCs within its Michigan natural gas markets.  As a result of this refinement, the Company now defers the sales revenue and capitalizes the inventory associated with billed natural gas not yet consumed in this market.  In contrast, these amounts were recorded as sales and cost of sales for the three months ended September 30, 2006.  At September 30, 2007, Michigan market natural gas deferred revenue and inventories of $13.4 million and $11.5 million, respectively, have been recorded in the consolidated balance sheets of which 1.0 million MMBtu, $8.4 million of revenue and $6.6 million of related costs were deferred during the quarter ended September 30, 2007.  These amounts would have been recorded as sales and cost of sales, respectively, in the consolidated statement of operations for the three months ended September 30, 2006.

Note 7.   Commodity Derivatives and Hedging Activities

Commodity Hedging Activities

The Company has a risk management policy that is intended to insulate it from changes in the price of natural gas and electricity.  Under this policy, the Company attempts to hedge 100% of the anticipated purchases required to meet expected customer demand (up to 110% in the winter months with respect to customer demand in states with daily balancing requirements) for all accounts served under fixed price contracts.  The Company has not elected to designate any of the derivative instruments as hedges under U.S. GAAP, and accordingly, any changes in fair value are adjusted through unrealized losses (gains) from risk management activities in the consolidated statement of operations.

Under a hedge facility with Société Générale (the “Hedge Facility”; refer to Note 4 of the consolidated financial statements, beginning on page 70 of the Company’s 2007 Form 10-K), the Company utilizes New York Mercantile Exchange (“NYMEX”) referenced over-the-counter swaps, basis price swaps and options to hedge the risk of variability in the cost of natural gas.  The Hedge Facility is secured by a first lien on customer contracts and by a second lien on substantially all other assets of the Company.  The Company posted an initial balance of $25.0 million in cash collateral (obtained from the proceeds of the Senior Notes) for potential negative mark-to-market changes in the value of the forward hedge position.  Under the Hedge Facility, the Company has the flexibility to post either cash collateral or issue a letter of credit as margin for the Hedge Facility.  Within the defined volumetric limits of the Hedge Facility, the Company will not be required to post additional collateral beyond the initial margin requirements.

The Company also utilizes swaps and fixed price contracts with various counterparties to hedge the variability in the cost of electricity.

The Company does not engage in speculative trading activities.

Outstanding hedging contracts, which extend through October 2010, are summarized in the following table.

	Open Contracts As Of
	September 30,	June 30,
	2007	2007
Natural gas (primarily under the Hedge Facility):
MMBtu(1) NYMEX referenced over-the-counter swaps and options	19,720,100	18,703,300
MMBtu basis swaps	16,620,165	14,640,892

Electricity:
MWhrs(2) of swaps and fixed price contracts	76,885	69,137

(1)   Million British thermal units

(2)   Million watt hours

Higher unrealized losses from risk management activities included in current and long-term liabilities from June 30, 2007 to September 30, 2007 primarily resulted from lower forward prices as compared with the average hedge price on related open hedge contracts for natural gas and electricity at the end of the respective periods.

Interest Rate Swaps

In August 2006, the Company entered into interest rate swaps to hedge the floating rate interest expense on the Senior Notes.  The swaps are fixed-for-floating and settle against the six-month LIBOR rate.  None of the interest rate swaps have been designated as a hedge under SFAS No. 133 and, accordingly, changes in the market value of the interest rate swaps are charged to interest expense.  The total notional value of these swaps was $130.0 million at both September 30, 2007 and June 30, 2007.  Interest expense associated with these swaps was $1.9 million and $2.6 million for the three months ended September 30, 2007 and 2006, respectively.

Note 8.   Goodwill

Goodwill, which was recorded during the three months ended June 30, 2007, relates to the SESCo acquisition (see Note 3).  The Company will test its goodwill for impairment on an annual basis, beginning April 1, 2008, or when events or changes in circumstances may indicate an impairment of goodwill exists.  During the three months ended September 30, 2007, there were no material events, transactions or changes in circumstances which warranted consideration for their impact on the recorded carrying value assigned to goodwill.

Note 9.   Income Taxes

The Company’s effective tax rate improved to a benefit of 41.44% for the three months ended September 30, 2007 from a benefit of 40.51% for the same 2006 period.  The higher rate is mainly due to permanent differences related to non-deductible stock options.

The Company adopted FIN No. 48 effective July 1, 2007 (refer to Note 2).   There was no material impact on the Company’s recorded retained earnings as a result of the adoption of FIN No. 48.

Major taxing jurisdictions for the Company and tax years for each that remain subject to examination are as follows:

Taxing Jurisdiction	Open Years

U.S. Federal	2004 and later

U.S. States and Cities	2004 and later

Canada	2004 and later

As of July 1, 2007, the Company recognizes accrued interest and penalties related to income tax liabilities in accrued liabilities in the consolidated balance sheet and interest expense in the consolidated statement of operations.  As of July 1, 2007, the Company had accrued approximately $0.2 million for potential interest and penalties for the uncertain tax position related to the settlement of derivatives described below.  There was no material change in this amount during the three months ended September 30, 2007.

As of July 1, 2007, the Company had an uncertain tax position related to the settlement of derivatives used as commodity hedges during fiscal years ended June 30, 2005 and 2004.  The Company intends to file amended tax returns for those years during the fiscal year ended June 30, 2008, and had previously accrued a current tax liability of $0.8 million at June 30, 2007.  There was no change in this accrued tax liability during the three months ended September 30, 2007.

In addition, the Company has an uncertain tax position for a compensation related timing issue.  At July 1, 2007, the amount of unrecognized tax benefit was $0.9 million.  There was no change to this amount during the three months ended September 30, 2007.  The Company does not expect this item to change in the next twelve months. There is no change in the effective tax rate as a result of this item.

Note 10. Customer Acquisition Costs, Net

Customer acquisition costs and related accumulated amortization are summarized in the following tables.

	September 30, 2007
	Gross Book Value	Accumulated Amortization	Net Book Value
	(in thousands )

Customer contracts acquired	$65,972	$39,532	$26,440
Direct response advertising costs	15,325	4,691	10,634
Total customer acquisition costs	$81,297	$44,223	$37,074

	June 30, 2007
	Gross Book Value	Accumulated Amortization	Net Book Value
	(in thousands )

Customer contracts acquired	$65,497	$35,207	$30,290
Direct response advertising costs	12,209	3,545	8,664
Total customer acquisition costs	$77,706	$38,752	$38,954

The Company acquires customer contracts through bulk acquisitions and business combinations.  These costs are capitalized and generally amortized over the estimated three-year average life of a customer.    Direct response advertising costs, which consist primarily of hourly-based telemarketing costs incurred through independent third parties, and associated with proven customer generation, are capitalized and amortized over the estimated average life of a customer.  At September 30, 2007, the weighted average remaining amortization period associated with all customer acquisition costs was approximately 1.5 years.

Amortization expense relating to capitalized customer acquisition costs was $5.4 million and $4.8 million for the three months ended September 30, 2007 and 2006, respectively. The amortization expense on customer acquisition costs is expected to approximate $15.0 million for the remainder of the fiscal year ended June 30, 2008, $18.0 million for the fiscal year ended June 30, 2009 and $4.0 million for the fiscal year ended June 30, 2010.

The value and recoverability of customer acquisition costs are evaluated monthly by comparing their carrying value to their projected future cash flows on an undiscounted basis.  During the three months ended September 30, 2007, no impairment was indicated as a result of these comparisons, and there were no material events or transactions which warranted consideration for their impact on the recorded book value assigned to customer acquisition costs.

Note 11.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized in the following table.

	September 30, 2007	June 30, 2007
	(in thousands )

Interest payable	$6,985	$13,118
Trade accounts payable and accrued liabilities	9,555	10,047
Payroll and related expenses	1,644	2,885
Sales and other taxes	2,211	1,928
Customer contracts acquired in business combinations(1)	1,301	1,673
Other	4,445	3,306
Total accounts payable and accrued liabilities	$26,141	$32,957

(1)             Represents customer contracts acquired that had contract terms below market rates at the respective dates of acquisition.  Such amounts are adjusted through cost of natural gas and electricity sold as the Company makes delivery under the contracts.

Interest payable primarily relates to accrued interest on the Senior Notes and the Denham credit facility.  Interest payable on the Senior Notes decreased $5.7 million from June 30, 2007 to September 30, 2007 as a result of a semi-annual interest payment in August 2007.

Note 12.  Related Party Transactions

Credit Agreement with Denham Commodity Partners Fund LP (the “Denham credit facility”)

Denham Commodity Partners Fund LP (“Denham”) is a significant shareholder of the Company.  The Denham credit facility is described in Note 5 of the consolidated financial statements, beginning on page 73 of the Company’s 2007 Form 10-K.   The Company had $11.0 million of borrowings outstanding under the Denham credit facility at September 30, 2007 and June 30, 2007.  Interest expense related to the Denham credit facility was approximately $0.3 million and $0 for the three months ended September 30, 2007 and 2006, respectively.

Legal Services

Daniel Bergstein, a director and significant stockholder of the Company, is a senior partner of Paul, Hastings, Janofsky & Walker LLP (“Paul Hastings”), a law firm which provides legal services to the Company.    During the three months ended September 30, 2007 and 2006, Paul Hastings billed the Company $0.4 million and $0.5 million, respectively.  Of these billings, $0.3 million and $0 were for general legal services and were recorded as general and administrative expenses for the respective three months.  The remaining fees, which primarily related to issuance of debt and acquisitions, were deferred on the consolidated balance sheet, to be amortized over the estimated useful lives of the related costs of these transactions.  The Company expects that Paul Hastings will continue to provide legal services in future periods.

Financial Advisory Services

The Company is party to a financial advisory services agreement with Greenhill & Co., LLC, an affiliate of Greenhill Capital Partners, a significant stockholder of the Company, under which the Company may incur charges based on the occurrence of a transaction, as defined in the agreement. The Company recorded no expense during the three months ended September 30, 2007 pertaining to this agreement.

Management Fees

Effective for the three months ended September 30, 2007, the Company agreed to pay Denham, Daniel Bergstein, and an additional significant shareholder, Charter Mx LLC, an aggregate quarterly fee of approximately $0.2 million for management consulting services to the Company.  At September 30, 2007, management fees of $0.2 million were recorded as general and administrative expenses under these arrangements.

Note 13. Redeemable Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series A convertible preferred stock (the “Preferred Stock”).  Refer to Note 11 of the consolidated financial statements, beginning on page 78 of the Company’s 2007 Form 10-K, for detailed information regarding the Preferred Stock.  During the three months ended September 30, 2007, there were no changes in the status of the Company’s Preferred Stock.

Holders of the Preferred Stock are entitled to participate in any dividend paid on the Company’s common stock on an “as converted” basis.  In addition, dividends on the Preferred Stock accrue at a rate of 12% per annum of the purchase price per share if the increase in fair value of the Company’s common stock does not provide the holders of the Preferred Stock an internal rate of return (“IRR”) of at least 12% per annum.  Accrued dividends, if any, are payable in additional shares of Preferred Stock.  The Company did not pay, and was not required to accrue, any dividends on common stock or the Preferred Stock during the three months ended September 30, 2007 or 2006.

The Preferred Stock is redeemable at the option of the holder if the IRR over the five-year period from the date of issuance is less than 25%.  The five-year period expires on June 30, 2009.  As of September 30, 2007, the Company has determined that it is not probable that the Preferred Stock will become redeemable at the five-year anniversary date as the IRR over the five-year period ended June 30, 2009 is expected to exceed 25%.

Note 14.  Stock Options and Warrants

The Company has three stock-compensation plans in effect under which warrants and options have been issued to employees, non-employees and directors.  These plans are described in Note 12 of the consolidated financial statements, beginning on page 80 of the Company’s 2007 Form 10-K.  Total expense under these plans was $0.9 million and $1.3 million for the three months ended September 30, 2007 and 2006, respectively.

No awards were granted under these plans during the three months ended September 30, 2007 and 2006. During the three months ended September 30, 2007, 132,450 warrants were exercised in exchange for a comparable number of shares of common stock. There were no options exercised during the three months ended September 30, 2006.

Note 15.  Commitments and Contingencies

Contingent Consideration Related to the Acquisition of Castle Power LLC (“Castle”)

On November 1, 2005, the Company acquired certain natural gas customer contracts of Castle.  Refer to Note 3 of the consolidated financial statements, beginning on page 67 of the Company’s 2007 Form 10-K for information regarding this acquisition.  Under an ongoing agreement covering a four-year term from the date of acquisition, the Company pays a fee of $0.07 per MMBtu to Castle for continued account executive assistance, revenue generation and collection from the acquired customers (“Castle Contingent Consideration”).  The Castle Contingent Consideration is payable on a quarterly basis in arrears for volumes consumed and paid for on certain customer contracts acquired.  The payment is determined at the end of each quarter and capitalized as part of customer acquisition costs (see Note 10).   The Castle Contingent Consideration payable was approximately $0.1 million at September 30, 2007 and June 30, 2007.

Vantage Contingent Consideration

In connection with the Vantage acquisition (see Note 3), the Company made an escrow deposit of $900,000, which Vantage is eligible to receive as additional consideration, subject to actual customer attrition and bad debt experience (the “Vantage Contingent Consideration”).  The funds in escrow are included in restricted cash and short-term investments in the Company’s consolidated balance sheet.  The Vantage Contingent Consideration will be evaluated at the end of each six-month period during the 18 months following the closing, beginning for the six months ended December 31, 2007.  The Company will also pay to Vantage an established percentage of the realized net margin associated with the purchased contracts for the original contract term up to a maximum of two years after the closing.  These margin-sharing payments are not expected to be material.

Note 16.  Business Segments

The Company classifies its business interests into two reportable business segments: natural gas and electricity. The Company offers various lengths of contracted service for fixed and variable price products and, in the case of natural gas, several other innovative pricing programs designed to cap prices or manage the risks of energy volatility.  The positive difference between the sales price of energy to customers and the sum of the wholesale cost of our energy supplies, hedging costs, transmission costs and ancillary services costs provides the Company with a gross profit margin.  The natural gas and electricity sold is generally metered and delivered to customers by the local utilities. Except in our Georgia natural gas market and our Texas power market, the local utilities generally provide billing and collection services on the Company’s behalf.

Prior to the fourth quarter of the fiscal year ended June 30, 2007, the Company had reported three business segments: residential and small commercial natural gas (mass market); mid-market commercial natural gas; and electricity.  Effective in the fourth quarter of the fiscal year ended June 30, 2007, the Company no longer considered the mass market and mid-market natural gas markets to be separate reportable segments.  The reasons for this change were reported in Note 14 of the consolidated financial statements, beginning on page 83 of the Company’s 2007 Form 10-K.  As a result of this change, business segment information for the three months ended September 30, 2006 has been reclassified to conform to the current year’s presentation.

Information for the Company’s business segments is summarized in the following table.

	Natural Gas	Electricity	Total
	(in thousands)

Three months ended September 30, 2007:
Sales	$60,486	$15,465	$75,951
Cost of goods sold(1)	(55,245)	(13,239)	(68,484)
Gross profit	$5,241	$2,226	7,467

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized losses from risk management activities			(4,175)
Operating expenses			(25,227)
Interest expense, net			(9,211)

Loss before income tax benefit			$(31,146)

Net assets allocated to business segments at period end:
Goodwill	$3,810	$—	$3,810
Customer acquisition costs, net	33,810	3,264	37,074
Total	$37,620	$3,264	$40,884

Three months ended September 30, 2006:
Sales	$68,914	$5,377	$74,291
Cost of goods sold(1)	(56,896)	(4,271)	(61,167)
Gross profit	$12,018	$1,106	13,124

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized losses from risk management activities			(47,605)
Operating expenses			(20,063)
Interest expense, net			(8,635)

Loss before income tax benefit			$(63,179)

Net assets allocated to business segments at period end:
Customer acquisition costs, net	$62,937	$307	$63,244

(1)  Includes realized gains and losses from risk management activities, but excludes unrealized gains and losses from risk management activities.

Note 17.  Condensed Consolidating Financial Information

The Senior Notes were issued by Holdings in August 2006.  Each of the following wholly owned domestic subsidiaries of Holdings (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guarantee the Senior Notes on a senior unsecured basis:

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

•                  MxEnergy Services Inc.

•                  Infometer.com Inc.

The only wholly owned subsidiary that is not a guarantor for the Senior Notes (the “Non-guarantor Subsidiary”) is MxEnergy (Canada) Ltd.

The following tables present consolidating balance sheets as of September 30, 2007 and June 30, 2007, related consolidating statements of operations for the three months ended September 30, 2007 and 2006, and consolidating statements of cash flows for the three months ended September 30, 2007 and 2006 for Holdings, the combined Guarantors and the Non-guarantor.  Elimination entries necessary to consolidate the entities are also presented.

MxEnergy Holdings Inc.

Consolidating Balance Sheet

September 30, 2007

(in thousands)

	MxEnergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$180	$92,062		$92,242
Restricted cash and short-term investments	—	—	1,050		1,050
Due from intercompany	23,630	—	—	$(23,630)	—
Accounts receivable, net of allowance	—	123	45,835		45,958
Natural gas inventories	—	—	74,732		74,732
Current portion of unrealized gains from risk management activities	—	—	219		219
Income taxes receivable	8,889	—	—		8,889
Deferred income taxes	10,721	—	10,721	(10,721)	10,721
Other current assets	—	172	4,494		4,666
Total current assets	43,240	475	229,113	(34,351)	238,477
Long-term investments	172,002	—	—	(172,002)	—
Goodwill	—	—	3,810		3,810
Customer acquisition costs, net of accumulated amortization	—	96	36,978		37,074
Fixed assets, net	—	—	15,792		15,792
Deferred income taxes	12,014	—	12,014	(12,014)	12,014
Other assets, net	4,315	—	3,303		7,618
Total assets	$231,571	$571	$301,010	$(218,367)	$314,785

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$3,990	$192	$21,959		$26,141
Accrued commodity purchases	—	73	14,720		14,793
Due to intercompany	—	1,707	41,316	$(43,023)	—
Current portion of unrealized losses from risk management activities	1,270	—	20,650		21,920
Deferred revenue	—	—	23,624		23,624
Total current liabilities	5,260	1,972	122,269	(43,023)	86,478
Unrealized losses from risk management activities	1,868	—	3,035		4,903
Long-term debt:
Floating Rate Senior Notes due 2011	174,586	—	—		174,586
Denham credit facility	11,040	—	—		11,040
Total long-term debt	185,626	—	—	—	185,626
Total liabilities	192,754	1,972	125,304	(43,023)	277,007

Redeemable convertible preferred stock	29,357	—	—		29,357

Commitments and contingencies	—	—	—		—

Stockholders’ Equity (Deficit):
Common stock	35	1	—	(1)	35
Additional paid-in-capital	22,497	—	—		22,497
Contributed capital	819	—	167,917	(168,736)	—
Unearned stock compensation	(13)	—	—		(13)
Accumulated other comprehensive loss	—	(220)	—		(220)
(Accumulated deficit) retained earnings	(13,878)	(1,182)	7,789	(6,607)	(13,878)
Total stockholders’ equity (deficit)	9,460	(1,401)	175,706	(175,344)	8,421
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$231,571	$571	$301,010	$(218,367)	$314,785

MxEnergy Holdings Inc.

Consolidating Balance Sheet

June 30, 2007

(in thousands)

	MxEnergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$138	$136,804		$136,942
Due from intercompany	43,303	—	—	$(43,303)	—
Restricted cash and short-term investments	—	—	1,050		1,050
Accounts receivable, net of allowance	—	121	48,200		48,321
Natural gas inventories	—	—	56,547		56,547
Current portion of unrealized gains from risk management activities	—	—	50		50
Income taxes receivable	351	—	—		351
Deferred income taxes	9,136	—	9,136	(9,136)	9,136
Other current assets	—	152	5,159		5,311
Total current assets	52,790	411	256,946	(52,439)	257,708
Long-term investments	185,464			(185,464)	—
Goodwill	3,810	3,810
Customer acquisition costs, net of accumulated amortization	—	73	38,881		38,954
Fixed assets, net	—	—	17,849		17,849
Deferred income taxes	9,754	—	9,754	(9,754)	9,754
Other assets, net	4,477	—	3,092		7,569
Total assets	$252,485	$484	$330,332	$(247,657)	$335,644

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$9,846	$163	$22,948		$32,957
Accrued commodity purchases	—	105	31,192		31,297
Due to intercompany	—	1,581	55,351	$(56,932)	—
Current portion of unrealized losses from risk management activities	544	—	16,530		17,074
Deferred revenue	—	—	10,358		10,358
Total current liabilities	10,390	1,849	136,379	(56,932)	91,686
Unrealized losses from risk management activities	775	—	2,811		3,586
Long-term debt:
Floating Rate Senior Notes due 2011	174,404	—	(40)		174,364
Denham credit facility	11,000	—	40		11,040
Total long-term debt	185,404	—	—	—	185,404
	196,569	1,849	139,190	(56,932)	280,676
Total liabilities

Redeemable convertible preferred stock	29,357	—	—		29,357

Commitments and contingencies	—	—	—		—

Stockholders’ Equity (Deficit):
Common stock	34	1	—	(1)	34
Additional paid-in-capital	21,367	—	—	21,367
Contributed capital	819	—	167,917	(168,736)	—
Unearned stock compensation	(22)	—	—		(22)
Accumulated other comprehensive loss	—	(129)	—		(129)
(Accumulated deficit) retained earnings	4,361	(1,237)	23,225	(21,988)	4,361
Total stockholders’ equity (deficit)	26,559	(1,365)	191,142	(190,725)	25,611
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$252,485	$484	$330,332	$(247,657)	$335,644

MxEnergy Holdings Inc.

Consolidating Statement of Operations

For The Three Months Ended September 30, 2007 and 2006

(in thousands)

	Three Months Ended September 30, 2007

	MxEnergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Sales of natural gas and electricity	$—	$363	$75,588		$75,951
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	264	61,228		61,492
Realized losses from risk management activities	—	—	6,992		6,992
Unrealized losses from risk management activities	—	—	4,175		4,175
	—	264	72,395		72,659
Gross profit	—	99	3,193		3,292
Operating expenses:
General and administrative expenses	17	35	14,706		14,758
Advertising and marketing expenses	—	—	2,171		2,171
Reserves and discounts	—	—	573		573
Depreciation and amortization	—	9	7,716		7,725
Equity in operations of consolidated subsidiaries	13,462	—	—	$(13,462)	—
Total operating expenses	13,479	44	25,166	(13,462)	25,227
Operating (loss) profit	(13,479)	55	(21,973)	13,462	(21,935)
Interest expense, net	8,611	—	600		9,211
Income (loss) before income tax benefit	(22,090)	55	(22,573)	13,462	(31,146)
Income tax benefit (expense)	12,907	—	9,056	(9,056)	12,907
Net (loss) income	$(9,183)	$55	$(13,517)	$4,405	$(18,239)

	Three Months Ended September 30, 2006

	MxEnergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Sales of natural gas and electricity	$—	$344	$73,947		$74,291
Cost of goods sold (excluding depreciation and amortization) :
Cost of natural gas and electricity sold	—	340	56,654		56,994
Realized gains from risk management activities	—	—	4,173		4,173
Unrealized losses from risk management activities	—	—	47,605		47,605
	—	340	108,432		108,772
Gross profit (loss)	—	4	(34,485)		(34,481)
Operating expenses:
General and administrative expenses	1,291	39	10,499		11,829
Advertising and marketing expenses	—	—	834		834
Reserves and discounts	—	—	891		891
Depreciation and amortization	—	28	6,481		6,509
Equity in operations of consolidated subsidiaries	31,578	—	—	$(31,578)	—
Total operating expenses	32,869	67	18,705	(31,578)	20,063
Operating (loss) profit	(32,869)	(63)	(53,190)	31,578	(54,544)
Interest expense, net	8,826	—	(191)		8,635

(Loss) income before income tax benefit	(41,695)	(63)	(52,999)	31,578	(63,179)
Income tax benefit (expense)	25,596	19	21,465	(21,484)	25,596
Net (loss) income	$(16,099)	$(44)	$(31,534)	$10,094	$(37,583)

MxEnergy Holdings Inc.

Consolidating Statement of Cash Flows

For The Three Months Ended September 30, 2007

(in thousands)

	MxEnergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net (loss) income	$(9,183)	$55	$(13,517)	$4,406	$(18,239)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Unrealized losses from risk management activities	—	—	4,175		4,175
Stock compensation expense	—	—	856		856
Depreciation and amortization	—	9	7,716		7,725
Deferred tax benefit	(3,623)	—	(222)		(3,845)
Unrealized losses on interest rate swaps and amortization of deferred financing fees	1,819	—	1,831		3,650
Amortization of customer contracts acquired	—	—	(255)		(255)
Equity in operations of consolidated subsidiaries	13,462	—	—	(13,462)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	—	(1)	2,364		2,363
Natural gas inventories	—	—	(18,185)		(18,185)
Income taxes receivable	(8,538)	—	—		(8,538)
Other assets	162	(87)	(1,271)		(1,196)
Accounts payable and accrued liabilities	(5,856)	123	(37,745)	20,529	(22,949)
Deferred revenue	—	—	13,266	—	13,266
Net cash provided by (used in) operating activities	(11,757)	99	(40,987)	11,473	(41,172)

Investing activities
Long-term investments	11,473	—	—	(11,473)	—
Customer acquisition costs		(56)	(3,535)		(3,591)
Purchases of fixed assets		—	(221)		(221)
Net cash provided by (used in) investing activities	11,473	(56)	(3,756)	(11,473)	(3,812)

Financing activities
Issuance of common stock related to exercise of warrants	284	—	—		284
Net cash provided by (used in) financing activities	284	—	—	—	284
Net increase (decrease) in cash and cash equivalents		43	(44,743)	—	(44,700)
Cash and cash equivalents at beginning of period	—	137	136,805	—	136,942

Cash and cash equivalents at end of period	$—	$180	$92,062	$—	$92,242

MxEnergy Holdings Inc.

Consolidating Statement of Cash Flows

For The Three Months Ended September 30, 2006

(in thousands)

	MxEnergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(16,056)	$(44)	$(31,535)	$10,052	$(37,583)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized losses from risk management activities	—	—	47,605		47,605
Stock compensation expense	1,291	—			1,291
Depreciation and amortization	—	—	6,509		6,509
Deferred tax benefit	(22,729)	—	(22,729)	22,729	(22,729)
Unrealized losses on interest rate swaps and amortization of deferred financing fees	2,928	—	—		2,928
Amortization of customer contracts acquired	—	—	(2)		(2)
Equity in operations of consolidated subsidiaries	31,536	—	—	(31,536)	—
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash and short term investments	—	—	(1)		(1)
Accounts receivable	—	(52)	(2,128)		(2,180)
Natural gas inventories	—	—	(23,025)		(23,025)
Income taxes receivable	(2,871)	—	—		(2,871)
Margin deposit on hedge facility			(25,000)		(25,000)
Option premiums	—	—	1,834		1,834
Other assets	1,497	(16)	(9,381)		(7,900)
Accounts payable and accrued liabilities	2,871	69	69,595	(53,761)	18,774
Deferred revenue	—	—	8,729		8,729
Net cash (used in) provided by operating activities	(1,533)	(43)	20,471	(52,516)	(33,621)

Investing activities
Long-term investments	(52,516)	—	—	52,516	—
Purchase of assets of SESCo	(125,530)	—	—		(125,530)
Deposit on SESCo asset purchase agreement and other capitalized cost	3,348	—	—		3,348
Customer acquisition costs	—	—	(934)		(934)
Purchases of fixed assets	—	—	(841)		(841)
Net cash provided by (used in) investing activities	(174,698)	—	(1,775)	52,516	(123,957)

Financing activities
Debt financing costs	(9,019)	—	—		(9,019)
Proceeds from Sowood credit facility	12,000	—	—		12,000
Repayment of Sowood credit facility	(12,000)	—	—		(12,000)
Proceeds from bridge loan	190,000	—	—		190,000
Repayment of bridge loan	(190,000)	—	—		(190,000)
Proceeds from Senior Notes	185,250	—	—		185,250
Issuance of common stock related to exercise of warrants	—	—	—		—
Net cash provided by financing activities	176,231	—	—	—	176,231
Net (decrease) increase in cash and cash equivalents	—	(43)	18,696	—	18,653
Cash and cash equivalents at beginning of period	—	146	5,947	—	6,093
Cash and cash equivalents at end of period	$—	$103	$24,643	$—	$24,746

Note 18.  Subsequent Events

In November 2007, the Company entered into an agreement to acquire a portfolio of natural gas customers and certain related net assets of a Georgia-based retail gas company.  The total purchase price will include a base amount of approximately $4.0 million plus contingent consideration payable on a quarterly basis in arrears for volumes consumed on customer contracts acquired, subject to certain adjustments in accordance with the terms and conditions of the purchase agreement.  Subject to regulatory approval, the acquisition is expected to close during the quarter ended December 31, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Except as the context otherwise requires, references in this Quarterly Report on Form 10-Q to “MxEnergy,” “the Company,” “we,” “us,” “our,” or similar terms refer to MxEnergy Holdings Inc., a Delaware corporation, and its subsidiaries.  The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report.

EXECUTIVE OVERVIEW

Loss before income tax benefit decreased $32 million (51%) for the three months ended September 30, 2007, as compared with the same period in 2006, primarily due to lower unrealized losses from risk management activities and higher electricity gross profit, which were partially offset by lower natural gas gross profit before unrealized losses from risk management activities and higher operating expenses.

Adjusted EBITDA

Management believes that Adjusted EBITDA, as defined below, is a measure commonly used by financial analysts in evaluating operating performance and liquidity of companies, including energy companies. Management also believes that this measure allows a standardized comparison between companies in the energy industry, while minimizing the differences from depreciation policies, financial leverage, hedging strategies and tax strategies.  Accordingly, management believes that Adjusted EBITDA is the most relevant financial measure in assessing our operating performance and liquidity.  Adjusted EBITDA, as used herein, is not necessarily comparable to similarly titled measures of other companies.

EBITDA is defined as net income (loss) before income tax expense (benefit), interest expense and depreciation and amortization.  Adjusted EBITDA is defined by management as net income (loss) before provision (credit) for income taxes, interest expense, depreciation and amortization, stock compensation expense and unrealized gains (losses) from risk management activities.  Management believes the items excluded from EBITDA to calculate Adjusted EBITDA are not indicative of true operating performance or liquidity of the business and reflect non-cash charges.  Therefore, we believe that EBITDA would not provide an accurate reflection of the economic performance of the business since it includes the unrealized gains (losses) from risk management activities without giving effect to the offsetting changes in market value of the underlying customer contracts, which are being economically hedged.  In addition, as the underlying customer contracts are not marked to market, the unrealized gains (losses) from risk management activities do not offer an accurate indication of the ultimate cash impact to the business, as the ultimate cash impact to the business is not determinable until delivery of natural gas under the customer contracts and the associated realized gain (loss) on risk management activity.

Management uses Adjusted EBITDA for a variety of purposes including assessing the performance and liquidity of the Company, allocating resources for operational initiatives (e.g., establishing margins on sales initiatives), allocating resources for business growth strategies (e.g., considering acquisition opportunities), determining new marketing initiatives, determining market entry, rationalizing of internal resources, estimating the equity value of the Company, including its various equity instruments (such as common stock, preferred stock, stock options and warrants), and assessing compensation incentives for employees.  Management also provides financial performance measures to its senior executive team and significant shareholders with an emphasis on Adjusted EBITDA, on a consolidated basis, as the appropriate basis with which to measure the performance and liquidity of the business.  Furthermore, certain financial covenants in our revolving credit facility contain ratios based on EBITDA and the items excluded to calculate Adjusted EBITDA, as defined above.  Accordingly, management and its significant shareholders utilize Adjusted EBITDA as the primary measure when assessing the operating performance and liquidity of the business.

EBITDA and Adjusted EBITDA have limitations as analytical tools in comparison to operating income or other combined income data prepared in accordance with GAAP.  Some of these limitations are:

•                  they do not reflect cash outlays for capital expenditures or contractual commitments;

•                  they do not reflect changes in, or cash requirements for, working capital;

•                  they do not reflect the interest expense or the cash requirements necessary to service interest or principal payments on indebtedness;

•                  they do not reflect income tax expense or the cash necessary to pay income taxes;

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements;

•                  Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and

•                  other companies, including other companies in our industry, may calculate these measures differently than as presented in this Quarterly Report, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA and Adjusted EBITDA and the related ratios should not be considered as a measure of discretionary cash available to invest in business growth or reduce indebtedness.  For more information, see the consolidated financial statements and related notes included elsewhere in this Quarterly Report.

A reconciliation of net loss for the three months ended September 30, 2007 and 2006 to EBITDA and Adjusted EBITDA is provided in the following table.

		Three Months Ended September 30,
		2007	2006
		(in thousands)
	Sales of natural gas and electricity	$75,951	$74,291
	Cost of goods sold	(72,659)	(108,772)
	Gross profit (loss)	3,292	(34,481)
	Operating expenses	(25,227)	(20,063)
	Operating loss	(21,935)	(54,544)
	Interest expense, net of interest income	(9,211)	(8,635)
	Loss before income tax benefit	(31,146)	(63,179)
	Income tax benefit	12,907	25,596
	Net loss	(18,239)	(37,583)

	Items to reconcile net loss to EBITDA:
Add:	Interest expense, net of interest income	9,211	8,635
	Depreciation and amortization	7,725	6,509
	Less:Income tax benefit	(12,907)	(25,596)
	EBITDA	(14,210)	(48,035)

	Items to reconcile EBITDA to Adjusted EBITDA:
Add:	Stock compensation expense	856	1,291
	Unrealized losses from risk management activities	4,175	47,605
	Adjusted EBITDA	$(9,179)	$861

Significant activity affecting Adjusted EBITDA for the three months ended September 30, 2007, as compared with the three months ended September 30, 2006, is summarized in the following table.

(in thousands)

Adjusted EBITDA for the three months ended September 30, 2006	$861
Increases (decreases) in Adjusted EBITDA due to:
(Lower) higher gross profit, excluding unrealized losses from risk management activities:
Natural gas	(6,777)
Electricity	1,120
Higher operating expenses, excluding depreciation, amortization and stock compensation expense	(4,383)
Adjusted EBITDA for the three months ended September 30, 2007	$(9,179)

The increases (decreases) in Adjusted EBITDA summarized in the table above are addressed under “Results of Operations.”

Unrealized Losses from Risk Management Activities

Unrealized losses from risk management activities of $4.2 million for the three months ended September 30, 2007, as compared to $47.6 million for the same period in 2006, resulted from changes in forward natural gas prices during the respective periods in relation to the contracted forward prices.  If forward prices remain constant, this impact should be fully or partially offset in future periods by higher gross profit, as physical gas is delivered to customers during the remaining terms of their fixed rate contracts.

Selected Operating Data

Selected data for our natural gas and electricity business segments is provided in the following table.

	Three Months Ended September 30
	2007	2006
Natural gas:
RCEs(1)at period end	556,000	661,000
MMBtus(2) sold during the period	4,435,000	6,162,000
Sales per MMBtu during the period	$13.64	$11.19

Gross profit per MMBtu during the period	$1.17	$1.94
Electricity:
RCEs at period end	55,000	13,000
MWhrs(3) sold during the period	130,000	39,000
Sales per MWhr during the period	$118.91	$136.15

Gross profit per MWhr during the period	$17.12	$28.02

(1)          Residential customer equivalents, each of which represents a natural gas customer with a standard consumption of 100 MMBtus per year or an electricity customer with a standard consumption of 10 MWhrs per year.

(2)          Million British thermal units; a standard unit of measure for natural gas.

(3)          Million watt hours; a standard unit of measure for electricity.

Average annualized in-contract customer attrition was approximately 24% for the three months ended September 30, 2007. From 2005 to 2007, we experienced an average annual in-contract customer attrition rate of approximately 23%, which we believe is consistent with the industry average.  In-contract customer attrition has generally been stable since December 2006, due to initiatives to enhance our marketing and customer service functions.

At the end of each customer contract term, customer contracts in most of our markets are renewed upon notification by the marketers unless the customer indicates otherwise.  During the three months ended September 30, 2007, a legacy SESCo municipal aggregation of natural gas customers in our Ohio market did not renew their contract with us, resulting in a loss of approximately 7,000 customers.  This type of municipal aggregation is not typical of our normal natural gas customer profile.  Including the loss of these customers, approximately 81% of all customers that received a notification ultimately renewed their contracts during the three months ended September 30, 2007.  Excluding the impact of this municipal aggregation, approximately 91% of our customers that received such notification ultimately renewed their contracts.  In comparison, from 2005 to 2007, approximately 90% of our customers that received such notification of contract expiration ultimately renewed their contracts.

Attrition data is calculated based upon actual customer level data.  For analytical purposes, we assume that one RCE represents a natural gas customer with a standard consumption of 100 MMBtus per year, or an electricity customer with a standard consumption of 10 MWhr per year.  However, each customer does not actually consume 100 MMBtu of natural gas or 10 MWhr of electricity.  For example, one of our mid-market or large commercial customers may consume the equivalent of several hundred or even thousands of RCEs.  Therefore, the net decline in RCEs reflected in the table above may not be directly correlated with, or attributable to, customer attrition.

Natural Gas Activity Overview

Natural gas sales and gross profit were 12% and 56% lower, respectively, for the three months ended September 30, 2007, as compared with the same period in 2006.  Refinement of our revenue estimation methodology in our Michigan markets resulted in higher deferred revenue and lower sales and gross profit for the three months ended September 30, 2007, as compared with the prior year.  Lower natural gas prices for the three months ended September 30, 2007 resulted in a lower inventory value per MMBtu and a higher weighted average cost per MMBtu sold, as compared with the same 2006 period.  Realized losses from risk management activities associated with hedges of inventory also increased in the current quarter.  In addition, period-end natural gas RCEs decreased 16% from September 30, 2006 to September  30, 2007, which resulted in lower volume of MMBtus sold.

Electricity Activity Overview

Electricity sales and gross profit increased 188% and 101%, respectively, for the three months ended September 30, 2007, as compared with the same period in 2006.  Total period-end electricity RCEs increased more than 300% from September 30, 2006 to September 30, 2007, which resulted in significantly higher volume of MWhrs sold.

Acquisition of Shell Energy Services Company L.L.C. (“SESCo”)

In August 2006, we completed our acquisition of the assets of SESCo.  Our results for the three months ended September 30, 2007 include three months of natural gas sales, cost of sales and operating expenses related to former SESCo operations, while the three months ended September 30, 2006 included only two months of this activity.

Operating Expenses

During the three months ended September 30, 2007, we continued implementing several initiatives designed to improve information systems and internal controls related to several corporate processes.  In addition, we have expanded our sales and marketing efforts in various markets that we serve.  Higher operating expenses for the three months ended September 30, 2007, as compared with the same 2006 period, primarily resulted from these initiatives.

Subsequent Events

In November 2007, we entered into an agreement to acquire a portfolio of natural gas customers and certain related net assets of a Georgia-based retail gas company.  The total purchase price will include a base amount of approximately $4.0 million plus contingent consideration payable on a quarterly basis in arrears for volumes consumed on customer contracts acquired, subject to certain adjustments in accordance with the terms and conditions of the purchase agreement.  Subject to regulatory approval, the acquisition is expected to close during the quarter ended December 31, 2007.

During the two years prior to June 30, 2007, we successfully completed three separate business acquisitions.  In addition to aggressive pursuit of organic growth, we are continuously searching for new acquisition opportunities as part of our broad business development initiatives for fiscal 2008 and subsequent years.  We intend to expand our distribution of natural gas and electricity within our existing markets and to move into new LDC markets by leveraging our success in prior acquisitions, our customer care platform and our established multi-channel marketing system.

New Accounting Pronouncements

New accounting pronouncements are summarized in Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. Such disclosure is incorporated herein by reference.

Related Party Transactions

Transactions with related parties are summarized in Note 12 to the condensed consolidated financial statements included elsewhere in this Quarterly Report. Such disclosure is incorporated herein by reference.

BALANCE SHEET REVIEW

Seasonality of Operations

Weather conditions have a significant impact on customer demand and on the price of natural gas and electricity.  Natural gas represents 80% of total sales for the three months ended September 30, 2007 and 97% of total sales for the fiscal year ended June 30, 2007.  Customer demand and the price of natural gas expose the Company to a high degree of seasonality in sales, cost of sales, billings to customers, inventory requirements and cash flows.  The Company utilizes a considerable amount of cash from operations and may use borrowings under its revolving credit facility to fund inventory purchases and other working capital requirements during the months of April through October each calendar year.  The majority of natural gas sales occur during the months of November through March of each calendar year.  The decreases in cash and accounts receivable and the increase in inventories from June 30, 2007 to September 30, 2007 resulted primarily from normal seasonal activity.

Customers who choose to be on budget billing and certain LDCs who pay upon delivery of natural gas, will result in timing differences between the billing of accounts receivable and the recording of revenues.  Deferred revenue reflected as current liabilities generally increases when amounts are billed to customers for natural gas not yet consumed, which typically occurs during the months of April through October of each calendar year for customers that are on a budget billing plan or those LDCs that pay for gas upon delivery.  The deferred revenues are typically realized as sales in the consolidated statement of operations during the months of November through March when consumption generally exceeds amounts billed or delivered.  Increased deferred revenues from June 30, 2007 to September 30, 2007 primarily resulted from seasonal customer demand.

Natural Gas Inventories and Accrued Commodity Purchases

During the three months ended September 30, 2007, the Company delayed the purchase of certain natural gas inventory until future months to take advantage of better prices.  This resulted in a lower volume of accrued natural gas purchases during September 2007, as compared with June 2007.  The average cost of natural gas purchases was also lower during September 2007.  These factors partially offset the increase in inventories resulting from seasonal activity from June 30, 2007 to September 30, 2007.

Long-Term Debt and Accrued Interest

During the three months ended September 30, 2007, there were no debt issuances and no changes in the status of existing debt facilities.  The change in long-term debt from June 30, 2007 to September 30, 2007 resulted from amortization of the discount recorded upon issuance of the Floating Rate Senior Notes due 2011.  The Company was in compliance with all covenants associated with debt agreements as of September 30, 2007.

The reduction in accounts payable and accrued expenses from June 30, 2007 to September 30, 2007 is primarily due to lower interest accrued on our Floating Rate Senior Notes due 2011, which is paid semi-annually on February 1 and August 1 of each calendar year.  Two months of accrued interest were recorded at September 30, 2007, as compared with five months accrued  at June 30, 2007, resulting in a reduction in accrued expenses of $6 million.

Unrealized Gains and Losses from Risk Management Activities

Higher unrealized losses from risk management activities included in current and long-term liabilities from June 30, 2007 to September, 30, 2007 primarily resulted from lower forward contract prices as compared with the average hedge price on related open hedge contracts for natural gas and electricity during the respective periods.

RESULTS OF OPERATIONS

Our core business is the retail sale of natural gas and electricity to end-use customers.  We offer various lengths of contracted services for fixed and variable price products and, in the case of natural gas, several other innovative pricing programs designed to cap prices or manage the risks of energy volatility.  The positive difference between the sales price of energy to our customers and the sum of the wholesale cost of our energy supplies, hedging costs, transmission costs and ancillary services costs provides us with a gross profit margin.

Gross profit, excluding the impact of unrealized gains (losses) from risk management activities, is reported and analyzed by business segment.  Other operating activity, including unrealized gains (losses) from risk management activities, operating expenses and interest expense, is monitored and reported at the corporate level and is not allocated to business segments.

Gross profit by business segment and reconciliations of gross profit by business segment to net loss before income tax benefit are provided in the following table.

	Natural Gas	Electricity	Total
	(in thousands)

Three months ended September 30, 2007:
Sales	$60,486	$15,465	$75,951
Cost of goods sold	(55,245)	(13,239)	(68,484)
Gross profit	$5,241	$2,226	7,467

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized losses from risk management activities			(4,175)
Operating expenses			(25,227)
Interest expense, net			(9,211)

Loss before income tax benefit			$(31,146)

Three months ended September 30, 2006:
Sales	$68,914	$5,377	$74,291
Cost of goods sold	(56,896)	(4,271)	(61,167)
Gross profit	$12,018	$1,106	13,124

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized losses from risk management activities			(47,605)
Operating expenses			(20,063)
Interest expense, net			(8,635)

Loss before income tax benefit			$(63,179)

Gross Profit by Business Segment

Natural Gas Gross Profit

During the fourth quarter of our fiscal year ended June 30, 2007, we refined our revenue estimation methodology related to customers and LDCs within our Michigan natural gas markets.  As a result of this refinement, we now defer the sales revenue and capitalize the inventory associated with billed natural gas not yet consumed in this market.  In contrast, these amounts were recorded as sales and cost of sales for the three months ended September 30, 2006.  At September 30, 2007, Michigan market natural gas deferred revenue and inventories of $13.4 million and $11.5 million, respectively, have been recorded in the consolidated balance sheets of which 1.0 million MMBtu, $8.4 million of revenue and $6.6 million of related costs were deferred during the three months ended September 30, 2007.  These amounts would have been recorded as sales and cost of sales, respectively, in the consolidated statement of operations for the three months ended September 30, 2006.

As we do not perform hedge accounting, realized losses from risk management activities includes an estimated $3.0 million of net losses for the three months ended September 30, 2007, as compared to $0.4 million of net losses for the same period in 2006, related to the settlement of risk management activities associated with natural gas inventories.

Natural gas cost of sales rose as a percentage of sales for the three months ended September 30, 2007, as compared with the same period in 2006.  Our application of weighted average cost accounting to the valuation of natural gas inventory assumes that all purchases of natural gas are initially capitalized as natural gas inventories in the consolidated balance sheet.  The resulting weighted average cost per MMBtu is then utilized to calculate the cost of natural gas subsequently sold.  As a result, when the price per MMBtu of natural gas purchased during a period is less than the weighted average cost per MMBtu of storage inventory at the beginning of the period, the weighted average cost per unit of storage inventory will be lower at the end of the period than at the beginning of the period.  The reduction in inventory value per MMBtu deferred in the balance sheet between the beginning and end of an operating period is reflected as an increase in cost of natural gas sold in the consolidated statement of operations for the period.

Conversely, for operating periods during which natural gas prices per MMBtu are greater during a period than the weighted average cost of storage inventory at the beginning of that period, the weighted average cost per unit of storage inventory will be higher at the end of the period than at the beginning of the period, ultimately resulting in lower cost of natural gas inventory sold for that period.

The price per MMBtu of natural gas purchased during the three months ended September 30, 2007 was significantly less per MMBtu than our weighted average cost of storage inventory at the beginning of the period.  This resulted in a lower natural gas inventory value per MMBtu in the consolidated balance sheet at the end of the period and a higher weighted average cost per MMBtu sold in the consolidated statement of operations during the quarter ended September 30, 2007.  Conversely, natural gas prices rose during the three months ended September 30, 2006, which resulted in a higher weighted average cost of storage inventory at period end and a lower weighted average cost of natural gas sold during the period.

The lower weighted average cost of natural gas storage inventory at September 30, 2007 should result in lower cost of natural gas sales in future periods.

In addition, lower RCEs during the quarter ended September 30, 2007, as compared with the same period in 2006, resulted in lower natural gas sales and gross profit.

Electricity Gross Profit

Increased electricity sales and gross profit for the three months ended September 30, 2007, was primarily driven by higher electricity RCEs, which increased more than 300% from September 30, 2006 to September 30, 2007, resulting in significantly higher volume of MWhrs sold.  The main driver for higher electricity sales and gross profit was significant organic customer growth, mainly in Massachusetts.  Organic customer growth was also achieved from our recent entry into a new electricity market area in Connecticut as well as in our existing New York market areas.  Our acquisition of Vantage Power Services L.L.C. during the quarter ended June 30, 2007 established a presence for us in Texas and has added approximately 12,000 electricity RCEs.  Revenue growth was partially offset by a lower gross margin per MWhr sold within the expanded customer base during the three months ended September 30, 2007, as compared with the same period in 2006.

Operating Expenses

General and Administrative Expenses

During the three months ended September 30, 2006, we implemented a plan to move certain of our operations to Houston, Texas.  As a result, we incurred $0.5 million of charges, primarily severance, retention bonuses and reimbursement of relocation costs, during the quarter.  Also during the three months ended September 30, 2006, we paid $0.6 million of bonuses to senior executives in recognition of their work in the acquisition of SESCo.  Excluding the impact of these non-recurring charges, total operating expenses increased $6.2 million, or 33%, for the three months ended September 30, 2007, as compared with the same period in 2006.

During the three months ended September 30, 2007, we continued various initiatives to enhance our corporate finance, billing, accounting operations, customer service, information technology, marketing and supply functions in support of business growth experienced during the fiscal year ended June 30, 2007.  In addition, in response to material internal control weaknesses cited in our Quarterly Report on Form 10-Q for the period ended March 31, 2007, we have increased staffing and incurred other costs to enhance our overall internal control environment, including our information technology and financial reporting controls.  The impacts of these initiatives include:

•                  Higher staff headcounts, salaries, benefits, professional fees and other general expenses from expanding our customer billing, collections and customer services functions;

•                  Higher staff headcounts, salaries and employee benefits expenses from enhancing our overall internal controls environment for various corporate accounting and reporting functions;

•                  Higher professional fees to support our development of a formalized internal audit function and from our ongoing development of an internal controls environment that complies with the Sarbanes-Oxley Act of 2002; and

•                  Higher information technology expenses related to business growth and process improvement initiatives.

In addition, we incurred an additional month of expenses during the three months ended September 30, 2007, as compared to the same period in 2006, related to the operations we acquired in the SESCo acquisition, which were acquired effective August 1, 2006.

Advertising and Marketing Expenses

Higher expenses for the three months ended September 30, 2007 resulted primarily from increased expenditures related to a  multi-media campaign designed to support our direct sales activities in the Georgia market subsequent to our acquisition of SESCo.

Reserves and discounts

Reserves and discounts include the provision for doubtful accounts ($0.4 million and $0.6 million for the three months ended September 30, 2007 and 2006, respectively) and contractual revenue-based discounts to certain LDCs ($0.2 million and $0.3 million for the three months ended September 30, 2007 and 2006, respectively).  The 32% decrease in the provision for doubtful accounts for the three months ended September 30, 2007 was primarily due to improved collection experience on natural gas accounts receivable for the quarter. A lower concentration of natural gas receivables and a higher concentration of electricity receivables, which are generally more current balances, also resulted in a lower provision for doubtful accounts for the three months ended September 30, 2007. Higher electricity receivables at September 30, 2007 resulted from the expanded electricity customer portfolio compared with the prior year.

Lower natural gas sales during the three months ended September 30, 2007 resulted in lower contractual LDC discounts.

Depreciation and Amortization

Depreciation and amortization expense includes depreciation of fixed assets and amortization of customer acquisition costs.  Expense for the three months ended September 30, 2007 includes an additional month of depreciation and amortization expense associated with fixed assets and customer acquisition costs from our acquisition of SESCo, which was completed on August 1, 2006.

Interest Expense, net

Long-term debt under the Floating Rate Senior Notes due 2011 and under the Denham credit facility primarily resulted from our acquisition of SESCo, which was completed in August 2006.  We accrued only two months of interest expense for the three months ended September 30, 2006 associated with these notes.  Interest expense for the three months ended September 30, 2007 includes an additional month of expense, which was partially offset by a slightly lower average interest rate for the three months ended September 30, 2007, as compared to the same 2006 quarter.

Income Tax Benefit

Lower income tax benefit for the three months ended September 30, 2007 primarily resulted from lower loss before income tax benefit.    Our effective tax rate improved to a benefit of 41.44% for the three months ended September 30, 2007 from a benefit of 40.51% for the same period in 2006.  The higher rate is primarily due to permanent differences related to non-deductible stock options.

Liquidity and Capital Resources

Our principal sources of liquidity for funding our ongoing operations are cash from operations and our revolving credit facility.  Our liquidity requirements arise primarily from our obligations incurred in connection with customer acquisition costs and the funding of our overall seasonal working capital needs.  Because we sell natural gas and electricity, we are subject to material variations in short-term indebtedness under our revolving credit facility on a seasonal basis, due to the timing of commodity purchases to meet customer demands.

During the three months ended September 30, 2007, our cash and cash equivalents decreased $44.7 million to a balance of $92.2 million at the end of the period.  Cash was primarily used for operating activities during the three months ended September 30, 2007, which is consistent with our normal seasonal business cycle.  There were no new issuances of debt and no material changes in the balance or status of any of our long-term debt agreements during the three months ended September 30, 2007.

Revolving Credit Facility

Under our revolving credit facility, MxEnergy Inc. and MxEnergy Electric Inc. are permitted to borrow up to the lesser of (1) $280.0 million and (2) the amount of the then applicable borrowing base.  All outstanding borrowings under our revolving credit facility are due on December 19, 2008.  At September 30, 2007, the total availability under the revolving credit facility was $175.2 million, of which $82.1 was utilized in the form of outstanding letters of credit.

Borrowings under our revolving credit facility generally bear interest at a fluctuating rate based upon a base rate or a Eurodollar rate plus an applicable margin.  As of September 30, 2007, the applicable margin for base rate loans was 0.75% per annum and the applicable margin for Eurodollar loans was 1.75% per annum.  As of September 30, 2007, the fees associated with issuing letters of credit were 1.5% per annum.

We did not draw any borrowings under our revolving credit facility during the three months ended September 30, 2007.  For the year ended June 30, 2008, we estimate that we will not have to draw cash borrowings under our revolving credit facility to meet our seasonal working capital requirements.

Hedge Facility

There was no change in the status of our hedge facility with Société Générale during the three months ended September 30, 2007.  Under the hedge facility, we have the flexibility to either post cash collateral or issue a letter of credit as margin for the hedge facility.  We will not be required to post additional collateral beyond the initial margin requirements unless our forward hedged positions exceed 65,000,000 MMBtu.  At September 30, 2007, our forward hedged positions and the unrealized losses related to those positions totaled approximately 18,125,000 MMBtu and $20.4 million, respectively.

Senior Notes

On August 4, 2006, we issued $190.0 million aggregate principal amount of Senior Notes, which mature on August 1, 2011 and bear interest at a rate equal to LIBOR plus 7.5% per annum.  On December 13, 2006, we purchased $12.0 million aggregate principal amount of the Senior Notes outstanding.  The interest rate on the Senior Notes was reset to 12.8125% on August 1, 2007 from its previous rate of 12.9006%.

On or before August 1, 2009, upon an equity offering, we may redeem up to 35% of the aggregate principal amount of the Senior Notes at a price equal to 100% of the principal amount, plus a premium equal to the rate per annum on the Senior Notes outstanding on the date notice is given to redeem the Senior Notes plus accrued and unpaid interest to the redemption date.  As of September 30, 2006, we have not given notice of any intention to redeem any of the Senior Notes.

If a change of control, as defined in the indenture governing the Senior Notes, were to occur, we would be obligated to make an offer to purchase the Senior Notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the date of purchase.  If a change of control were to occur, we may not have the financial resources to repay all of our obligations under the Senior Notes.  During the three months ended September 30, 2007, there was no change in control, as defined in the indenture, which would obligate us to purchase the Senior Notes.

Commitments

During the three months ended September 30, 2007, we did not enter into any new contractual arrangements or other commitments that would result in a material use of cash from operations for the remainder of the fiscal year ended June 30, 2008 or subsequent years.

Off-Balance Sheet Arrangements

As of September 30, 2007, we did not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Commodity price risk is the risk of exposure to fluctuations in the price of natural gas and electricity.  There were no significant changes in our approach toward managing price risk during the three months ended September 30, 2007.

Our current risk policy requires that any underlying NYMEX position exposure in excess of $1.0 million for more than one day be properly mitigated.  During the three months ending September 30, 2007, there were no exposures greater than $1.0 million that were not properly mitigated.

In addition, we utilize an internally developed modified variance/co-variance “value-at-risk” (“VAR”) model to estimate a maximum potential loss in the fair value of our natural gas portfolio.  The key assumptions for our VAR model include (1) the higher of 10-day and 30-day NYMEX volatility; (2) the net open position for anticipatory hedges; and (3) a 99.73% confidence interval.  We also run VAR based on an assumed 10,000 RCE anticipatory hedge using the same assumptions.

The estimated maximum potential loss in our fixed price natural gas portfolio using our actual net open position using the VAR model was approximately $95,000 as of the end of each month for the three months ended September 30, 2007.  The estimated maximum potential loss in our fixed price natural gas portfolio using an assumed 10,000 RCE anticipatory hedge calculated using the VAR model as of the end of each month for the three months ended September 30, 2007 was approximately $95,000.

Credit Risk

Credit risk is the risk that obligations of a hedging counterparty, receivables from an LDC, or receivables billed directly to a customer will not be paid to us when due.  There were no significant changes in our approach toward managing credit risk during the three months ended September 30, 2007.

Interest Rate Risk

Interest rate risk is the risk of fluctuations in interest rates associated with our Floating Rate Senior Notes due 2011.  We entered into interest rate swap agreements to manage our exposure to interest rate fluctuations on these notes.  There were no significant changes in our approach toward managing interest rate risk during the three months ended September 30, 2007.

Based on the average outstanding amount of our variable rate indebtedness during the three months ended September 30, 2007, a one percentage point change in the interest rate, net of the effects of the interest rate swaps, would have resulted in a corresponding $0.1 million change in recorded interest expense.

Item 4T.  Controls and Procedures

We maintain a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported on a timely basis. Our Board of Directors, operating through its Audit Committee, provides oversight to the financial reporting process.

An evaluation was conducted, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report so as to alert them in a timely fashion to material information required to be disclosed in reports filed under the Exchange Act.

There have been no changes in our internal controls or in other factors that could significantly affect internal and disclosure controls subsequent to the date that the evaluation was carried out.

We continue the process to complete a thorough review of internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Section 404 requires management to report on, and external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting.   As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 will be contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.  Our external auditors will provide their initial attestation in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

Part II.  Other Information

Item 1.  Legal Proceedings

From time to time, we are a party to claims and legal proceedings that arise in the ordinary course of business.  We do not believe that any such proceedings to which we are currently a party will have a material impact on our results of operations and financial position.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

The exhibits filed as part of this Quarterly Report are listed in the exhibit index immediately preceding such exhibits, which is incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 14, 2007	MXENERGY HOLDINGS INC.
(Registrant)

/s/ Jeffrey A. Mayer
Jeffrey A Mayer
President and Chief Executive Officer
(Principal executive officer)

Date:	November 14, 2007	/s/ Chaitu Parikh
Chaitu Parikh
Chief Financial Officer
(Principal financial officer and principal accounting officer)

Exhibit Number	Title
2.1	Asset Purchase Agreement, dated as of May 12, 2006, by and between MxEnergy Inc. and Shell Energy Services Company L.L.C. (1)
2.2	First Amendment to Asset Purchase Agreement and Acknowledgement, dated as of July 28, 2006, by and between MxEnergy Inc. and Shell Energy Services Company L.L.C. (1)
2.3	Asset Purchase Agreement, dated November 9, 2007, by and between PSEnergy Group, Inc. and MXenergy Inc. (2)
3.1	Amended and Restated Certificate of Incorporation of MxEnergy Holdings Inc. (1)
3.2	Amended and Restated Bylaws of MxEnergy Holdings Inc. (1)
4.1

Indenture dated as of August 4, 2006 by and among MxEnergy Holdings Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, related to MxEnergy’s Floating Rate Senior Notes due 2011(1)

4.2	Form of Senior Floating Rate Note due 2011 (included in Exhibit 4.1) (1)
4.3

Registration Rights Agreement, dated as of August 4, 2006, by and among MxEnergy Holdings Inc., the guarantors named therein and Deutsche Bank Securities Inc. and Morgan Stanley & Co. Incorporated, as initial purchasers(1)

4.4

Supplemental Indenture dated as of August 1, 2007 by and among MxEnergy Holdings Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, related to MxEnergy’s Floating Rate Senior Notes due 2011(3)

10.1

First Amended and Restated Credit Agreement, dated as of August 1, 2006, by and among MxEnergy Inc. and MxEnergy Electric Inc., as borrowers, MxEnergy Holdings Inc. and certain subsidiaries thereof, as guarantors, lenders party thereto and Societe Generale, as administrative agent, syndication agent, lead arranger and sole bookrunner(1)

10.2

First Amendment to First Amended and Restated Credit Agreement, dated as of April 6, 2007, by and among MxEnergy Inc. and MxEnergy Electric Inc., as borrowers, MxEnergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto(1)

10.3

First Amended and Restated Pledge Agreement, dated as of August 1, 2006, by and among MxEnergy Inc. and MxEnergy Electric Inc., as borrowers, MxEnergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Societe Generale(1)

10.4

First Amended and Restated Security Agreement, dated as of August 1, 2006, by and among MxEnergy Inc. and MxEnergy Electric Inc., as borrowers, MxEnergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Societe Generale(1)

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

10.19	Transition Services Agreement, dated as of August 1, 2006, by and between MxEnergy Inc. and Shell Energy Services Company L.L.C. (1)
10.20	Employment Agreement, dated as of April 1, 1999, by and between MxEnergy Inc. and Jeffrey Mayer(1)
10.21	Employment Agreement, dated as of August 4, 2006, by and between MxEnergy Inc. and Steven Murray(1)
10.22	Employment Agreement, dated as of April 1, 1999, by and between MxEnergy Inc. and Carole R. (“Robi”) Artman- Hodge(1)
10.23	Employment Agreement, dated as of November 11, 2002, by and between MxEnergy Inc. and Chaitu Parikh(1)
10.24	Employment Agreement, dated as of October 19, 2005, by and between MxEnergy Inc. and Charles Cavin(1)
10.25	Employment Agreement, dated as of May 1, 2000, by and between MxEnergy Inc. and Emmett Capanna(1)
10.26	Employment Agreement, dated as of December 24, 2004, by and between MxEnergy Inc. and Thomas Hartmann(1)
10.27	Employment Agreement, dated as of June 13, 2007, by and between MxEnergy Inc. and Gina Goldberg (4)
10.28	Employment Agreement, dated as of August 14, 2006, by and between MxEnergy Inc. and Robert Werner(4)
10.29	2001 Stock Option Plan, as amended(1)
10.30	2003 Stock Option Plan, as amended(1)
10.31	2006 Equity Incentive Compensation Plan(1)
10.32	Form of Award Agreement under 2001 Stock Option Plan(1)
10.33	Form of Award Agreement under 2003 Stock Option Plan(1)
10.34	Form of Stock Option Award Agreement under 2006 Equity Incentive Compensation Plan(1)
10.35	Financial Advisory Agreement, dated as of May 1, 2007, by and between MxEnergy Inc. and Greenhill & Co., LLC(1)
10.36	Promissory Note, dated May 12, 2005, by Daniel Bergstein in favor of MxEnergy Inc. (1)
10.37	Promissory Note, dated May 12, 2005, by JED Communications Associates, Inc. in favor of MxEnergy Inc.(1)

31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

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

(1)          Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-138425) declared effective on April 30, 2007.

(2)          Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2007.

(3)          Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 7, 2007

(4)          Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.