Form 10-Q
period 2007-12-31
MxEnergy Holdings Inc
filed 2008-02-14
CIK 1375814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

As of January 31, 2008, there were 3,548,202 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: None

MXENERGY HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

Some statements in this Quarterly Report are known as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may relate to, among other things:

•      future performance generally;

•      our business goals, strategy, plans, objectives and intentions;

•      our post acquisition integration of acquired businesses, including the assets of Shell Energy Services Company, L.L.C.;

•      expectations concerning future operations, revenues, margins, profitability, attrition, bad debt, interest rates, liquidity and capital resources; and

•      expectations regarding the effectiveness of our hedging practices and the performance of suppliers, pipelines and transmission companies, storage operators, independent system operators, financial hedge providers and other counterparties supplying, transporting, and storing physical commodity.

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

Item 1 – Financial Statements

MXENERGY HOLDINGS INC.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

	December 31, 2007	June 30, 2007

Assets
Current assets:
Cash and cash equivalents	$48,609	$136,942
Restricted cash	1,050	1,050
Accounts receivable, net of allowance for doubtful accounts of $5,063 and $5,259, respectively	127,773	48,321
Natural gas inventories	63,740	56,547
Current portion of unrealized gains from risk management activities	334	50
Income taxes receivable	9,768	351
Deferred income taxes	9,051	9,136
Other current assets	11,622	5,311
Total current assets	271,947	257,708
Unrealized gains from risk management activities	39	—
Goodwill	3,810	3,810
Customer acquisition costs, net of accumulated amortization of $49,530 and $38,752, respectively	36,557	38,954
Fixed assets, net	13,612	17,849
Deferred income taxes	12,602	9,754
Other assets, net	6,498	7,569
Total assets	$345,065	$335,644

Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$32,706	$31,528
Accrued commodity purchases	48,072	31,297
Denham Credit Facility	11,040	—
Current portion of Floating Rate Senior Notes due 2011	7,000	—
Current portion of unrealized losses from risk management activities	17,638	17,074
Deferred revenue	21,817	11,787
Total current liabilities	138,273	91,686
Unrealized losses from risk management activities	3,015	3,586
Long-term debt:
Floating Rate Senior Notes due 2011	162,969	174,364
Denham Credit Facility	—	11,040
Total long-term debt	162,969	185,404
Total liabilities	304,257	280,676

Redeemable convertible preferred stock ($31 million redemption value)	29,357	29,357

Commitments and contingencies (Note 16)	—	—

Stockholders’ equity:
Common stock, par value $0.01, 10,000,000 shares authorized; 3,548,202 and 3,404,277 shares issued and outstanding, respectively	35	34
Additional paid-in capital	22,862	21,367
Unearned stock compensation	(6)	(22)
Accumulated other comprehensive loss	(234)	(129)
(Accumulated deficit) retained earnings	(11,206)	4,361
Total stockholders’ equity	11,451	25,611
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$345,065	$335,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended December 31,
	2007	2006

Sales of natural gas and electricity	$191,551	$206,942
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	151,580	165,834
Realized losses from risk management activities	8,176	14,859
Unrealized (gains) losses from risk management activities	(8,189)	(5,689)
	151,567	175,004
Gross profit	39,984	31,938

Operating expenses:
General and administrative expenses	15,561	14,165
Advertising and marketing expenses	889	1,816
Reserves and discounts	1,647	590
Depreciation and amortization	7,584	6,167
Total operating expenses	25,681	22,738

Operating profit	14,303	9,200
Interest expense, net of interest income of $1,011 and $686, respectively	9,857	8,705
Income before income tax expense	4,446	495
Income tax expense	(1,774)	(1,651)
Net income (loss)	$2,672	$(1,156)

	Six Months Ended December 31,
	2007	2006

Sales of natural gas and electricity	$267,502	$281,232
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	213,072	222,827
Realized losses from risk management activities	15,169	19,032
Unrealized (gains) losses from risk management activities	(4,014)	41,916
	224,227	283,775
Gross profit (loss)	43,275	(2,543)

Operating expenses:
General and administrative expenses	30,318	26,140
Advertising and marketing expenses	3,060	2,503
Reserves and discounts	2,220	1,481
Depreciation and amortization	15,309	12,677
Total operating expenses	50,907	42,801

Operating loss	(7,632)	(45,344)
Interest expense, net of interest income of $2,610 and $1,135, respectively	19,068	17,340
Loss before income tax benefit	(26,700)	(62,684)
Income tax benefit	11,133	23,944
Net loss	$(15,567)	$(38,740)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Six Months Ended December 31, 2007
	Common Stock Par Value	Additional Paid-in Capital	Unearned Stock Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at June 30, 2007	$34	$21,367	$(22)	$(129)	$4,361	$25,611
Issuance of common stock	1	313	—	—	—	314
Unamortized stock compensation	—	113	(113)	—	—	—
Stock compensation expense	—	1,436	—	—	—	1,436
Amortization of stock compensation	—	—	129	—	—	129
Purchase and cancellation of treasury shares	—	(367)	—	—	—	(367)
Comprehensive loss:
Net loss	—	—	—	—	(15,567)	(15,567)
Foreign currency translation	—	—	—	(105)	—	(105)
Total comprehensive loss						(15,672)
Balance at December 31, 2007	$35	$22,862	$(6)	$(234)	$(11,206)	$11,451

	Six Months Ended December 31, 2006
	Common Stock Par Value	Additional Paid-in Capital	Unearned Stock Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at June 30, 2006	$34	$17,355	$(115)	$(40)	$18,15959	$35,393
Unamortized stock compensation	—	709	(709)	—	—	—
Stock compensation expense	—	485	—	—	—	485
Amortization of stock compensation	—	—	780	—	—	780
Purchase and cancellation of treasury shares	—	(173)	—	—	—	(173)
Comprehensive loss:
Net loss	—	—	—	—	(38,740)	(38,740)
Foreign currency translation	—	—	—	39	—	39
Total comprehensive loss						(38,701)
Balance at December 31, 2006	$34	$18,376	$(44)	$(1)	$(20,581)	$(2,216)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended December 31,

	2007	2006

Operating activities
Net loss	$(15,567)	$(38,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gains) losses from risk management activities	(4,014)	41,916
Stock compensation expense	1,565	1,265
Depreciation and amortization	15,309	12,677)
Deferred tax benefit	(2,763)	(21,746)
Unrealized losses on interest rate swaps and amortization of deferred financing fees	7,730	4,741
Amortization of customer contracts acquired	(469)	4,119
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash	—	102
Accounts receivable	(79,452)	(80,481)
Natural gas inventories	(7,194)	(16,199)
Income taxes receivable	(9,418)	(6,519)
Margin deposit on hedge facility	—	(25,000)
Option premiums	—	1,834
Other assets	(1,018)	(760)
Accounts payable and accrued liabilities	18,525	69,111
Deferred revenue	10,030	11,046
Net cash used in operating activities	(66,736)	(42,634)

Investing activities
Purchase of assets of SESCo	—	(126,044)
Deposit on SESCo asset purchase agreement and other capitalized costs	—	3,348
Loan to PS Energy Group, Inc. (Note 19)	(8,061)	—
Customer acquisition costs	(8,381)	(2,388)
Purchases of fixed assets	(327)	(1,393)
Net cash used in investing activities	(16,769)	(126,477)

Financing activities
Debt financing costs	—	(9,188)
Proceeds from Denham Credit Facility	—	23,040
Repayment of Denham Credit Facility	—	(12,000)
Proceeds from bridge loan	—	190,000
Repayment of bridge loan	—	(190,000)
Proceeds from senior notes	—	185,250
Repurchase of senior notes	(4,775)	(11,723)
Issuance of common stock related to exercise of warrants and options	314	—
Purchase and cancellation of treasury shares	(367)	(173)
Net cash provided by financing activities	(4,828)	175,206
Net (decrease) increase in cash and cash equivalents	(88,333)	6,095
Cash and cash equivalents at beginning of period	136,942	6,093
Cash and cash equivalents at end of period	$48,609	$12,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.   Organization and Basis of Presentation

MXenergy Holdings Inc. (“Holdings”) was incorporated in Delaware on January 24, 2005 as part of a corporate reorganization which was completed during the fiscal year ended June 30, 2005.  The two principal operating subsidiaries of Holdings are MXenergy Inc. and MXenergy Electric Inc. which are engaged in the marketing and supply of natural gas and electricity, respectively.  Holdings and all of its subsidiaries (collectively, the “Company”) operate in 39 market areas located in 14 states in the United States (the “U.S.”) and in the provinces of Ontario and British Columbia in Canada.

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

Note 2.   New Accounting Pronouncements

Accounting Pronouncements Adopted During the Six Months Ended December 31, 2007

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

Accounting Pronouncements Not Yet Adopted as of December 31, 2007

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and requires additional disclosures regarding fair value measurements.  The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is permitted only if no annual or interim financial statements have been issued for the earlier periods.  The Company is currently evaluating the impact that adoption of SFAS No. 157 will have on its financial position and results of operations.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) establishes principles and requirements for an acquiring company to recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, goodwill acquired, any gain from a bargain purchase, and any noncontrolling interest in an acquired company.  In addition, SFAS No. 141(R) provides guidance for disclosures relating to business combinations.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted.

In addition, also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, for changes in a parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary, and for any retained noncontrolling equity investment by a parent when a subsidiary is deconsolidated.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Early adoption is not permitted.

The Company is currently evaluating the provisions of SFAS No. 141(R) and SFAS No. 160 to determine their likely impact on the accounting and reporting for future acquisitions, if any.

Note 3.   Acquisitions

SESCo Acquisition

In August 2006, the Company completed its acquisition of the assets of Shell Energy Services Company L.L.C. (“SESCo”).  Refer to Note 3 of the consolidated financial statements included in the Company’s 2007 Form 10-K for additional information regarding the SESCo acquisition.

The following unaudited pro forma financial information for the six months ended December 31, 2006 assumes the SESCo acquisition occurred on July 1, 2006.  The pro forma information is not necessarily indicative of the results that would have been obtained had the SESCo acquisition occurred on such date nor is it necessarily indicative of future results.

Six Months Ended December 31, 2006
(in thousands)

Sales of natural gas and electricity	$297,432
Net loss	$(35,607)

During August 2006, the Company utilized a bridge loan from two investment banks to finance the SESCo acquisition.  The bridge loan was repaid with proceeds from the sale of $190.0 million aggregate principal amount of the Company’s Floating Rate Senior Notes due 2011 (the “Senior Notes”).  Fees and interest of $0.8 million associated with the bridge loan were charged to interest expense during the six months ended December 31, 2006.

Vantage Acquisition

On May 17, 2007, the Company acquired substantially all of the assets of Vantage Power Services, L.P. (“Vantage”) and began supplying power to approximately 12,000 former residential customer equivalents (“RCEs,” each representing a natural gas customer with a standard consumption of 100 MMBtus per year or an electricity customer with a standard consumption of 10 MWhrs per year) of Vantage in and around Houston, Dallas/Ft. Worth and Corpus Christi, Texas.  Refer to Note 3 of the consolidated financial statements included in the Company’s 2007 Form 10-K for additional information regarding the Vantage acquisition.  The preliminary purchase price of 0.7 was allocated based upon the estimated fair value of the net assets acquired at the date of acquisition.  The final allocation, which will be based upon internal valuations and actual results, is expected to be completed during the fourth quarter of the Company’s fiscal year ending June 30, 2008.  Vantage is also eligible to receive contingent consideration, which is addressed in Note 16 of these condensed consolidated financial statements.

Note 4.   Seasonality of Operations

Weather conditions have a significant impact on customer demand and on the price of natural gas and electricity.  Sales of natural gas represented 88% of total sales for the six months ended December 31, 2007 and 97% of total sales for the fiscal year ended June 30, 2007.  Customer demand and the price of natural gas expose the Company to a high degree of seasonality in sales, cost of sales, billings to customers, inventory requirements and cash flows.  The Company utilizes a considerable amount of cash from operations to fund inventory purchases and other working capital requirements during the months of April through October each calendar year.  The majority of natural gas deliveries occur during the months of November through March of each calendar year.  The decrease in cash and the increases in accounts receivable, natural gas inventories and certain current liabilities from June 30, 2007 to December 31, 2007 resulted primarily from normal seasonal activity.

Customers who choose to be on budget billing plans and certain local distribution companies (“LDCs”) who pay upon delivery of natural gas rather than at the time of consumption will result in timing differences between the billing and collection of accounts receivable and the recording of revenues.  Deferred revenue reflected as current liabilities generally increases when amounts are billed to customers for natural gas not yet consumed, which typically occurs during the months of April through October of each calendar year for customers that are on a budget billing plan or those LDCs that pay for gas upon delivery.  The deferred revenues are typically realized as sales in the consolidated statement of operations during the months of November through March when consumption generally exceeds amounts billed or delivered.  Increased deferred revenues from June 30, 2007 to December 31, 2007 primarily resulted from seasonal customer demand.

Note 5.   Accounts Receivable, net

The months of November and December of each calendar year are generally a period of high customer demand for natural gas.  Billed and unbilled accounts receivable generally increase significantly during these months.  Revenues applicable to gas and electricity consumed by customers, but not yet billed to customers under the LDC’s monthly cycle billing method, are estimated and accrued as revenues and accounts receivable.  Unbilled accounts receivable were $55.8 million and $14.3 million at December 31, 2007 and June 30, 2007, respectively.

Note 6.  Natural Gas Inventories and Deferred Revenue

During the fourth quarter of its fiscal year ended June 30, 2007, the Company refined its revenue estimation methodology related to customers and LDCs within its Michigan natural gas markets.  As a result of this refinement, the Company now defers the sales revenue and maintains the natural gas inventory for delivered natural gas not yet consumed in these markets.  In contrast, these amounts were recorded as sales and cost of sales for the six months ended December 31, 2006.  At December 31, 2007, Michigan market natural gas deferred revenue and natural gas inventories of $11.2 million and $11.2 million, respectively, have been recorded in the Company’s consolidated balance sheets, of which 1.0 million MMBtu, $6.7 million of revenue and $6.3 million of related costs were deferred during the six months ended December 31, 2007.  These amounts would have been recorded as sales and cost of sales, respectively, in the Company’s consolidated statements of operations for the six months ended December 31, 2006.

Note 7.   Commodity Derivatives and Hedging Activities

Commodity Hedging Activities

The Company has a risk management policy that is intended to insulate it from changes in the price of natural gas and electricity.  Under this policy, the Company attempts to hedge 100% of the anticipated purchases required to meet expected customer demand (up to 110% in the winter months with respect to customer demand in gas utilities with daily balancing requirements) for all accounts served under fixed price contracts.  The Company has not elected to designate any of the derivative instruments as hedges under U.S. GAAP, and accordingly, any changes in fair value are adjusted through unrealized losses (gains) from risk management activities in the consolidated statement of operations.

Under a hedge facility with Société Générale (the “Hedge Facility”; refer to Note 4 of the consolidated financial statements included in the Company’s 2007 Form 10-K for additional information regarding the Hedge Facility), the Company utilizes New York Mercantile Exchange (“NYMEX”) referenced over-the-counter swaps, basis price swaps and options to hedge the risk of variability in the cost of natural gas.  The Hedge Facility is secured by a first lien on customer contracts and by a second lien on substantially all other assets of the Company.  The Company posted an initial balance of $25.0 million in cash collateral (obtained from proceeds from the sale of the Senior Notes) for potential negative mark-to-market changes in the value of the forward hedge position.  Under the Hedge Facility, the Company has the flexibility to post either cash collateral or issue a letter of credit as margin for the Hedge Facility.  Within the defined volumetric limits of the Hedge Facility, the Company will not be required to post additional collateral beyond the initial margin requirements.  At December 31, 2007, the Company had replaced the cash collateral with a $25.0 million letter of credit as margin under the Hedge Facility.

The Company also utilizes swaps and fixed price contracts with various counterparties to hedge the variability in the cost of electricity.

The Company does not engage in speculative trading activities.

Interest Rate Swaps

In August 2006, the Company entered into two interest rate swaps to hedge the floating rate interest expense on the Senior Notes: (1) a $50.0 million swap that expires on August 1, 2008; and (2) an $80.0 million swap that expires on August 1, 2011.  The swaps are fixed-for-floating and settle against the six-month LIBOR rate.  None of the interest rate swaps have been designated as a hedge under SFAS No. 133 and, accordingly, changes in the market value of the interest rate swaps are charged to interest expense.  The addition to (reduction of) interest expense associated with changes in the market value of these swaps was $1.9 million and $(0.6) million for the three months ended December 31, 2007 and 2006, respectively, and $3.9 million and $2.0 million for the six months ended December 31, 2007 and 2006, respectively.

Note 8.   Goodwill

The Company’s recorded goodwill relates to the SESCo acquisition (refer to Note 3).  The Company will test its goodwill for impairment on an annual basis, beginning April 1, 2008, or when events or changes in circumstances may indicate an impairment of goodwill exists.  During the six months ended December 31, 2007, there were no material events, transactions or changes in circumstances which warranted consideration for their impact on the recorded carrying value assigned to goodwill.

Note 9.   Income Taxes

The Company’s effective tax rate improved to a benefit of 41.70% for the six months ended December 31, 2007 from a benefit of 38.20% for the same period in 2006.  The change in the effective tax rate is primarily due to changes in the mix and amounts of permanent tax differences between the two reporting periods.

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

As of July 1, 2007, the Company recognizes accrued interest and penalties related to income tax liabilities as accrued liabilities in the consolidated balance sheet and interest expense in the consolidated statement of operations.  As of July 1, 2007, the Company had accrued approximately $0.2 million for potential interest and penalties for the uncertain tax position related to the settlement of derivatives described below.  There was no material change in this amount during the three or six months ended December 31, 2007.

As of July 1, 2007, the Company had an uncertain tax position related to the settlement of derivatives used as commodity hedges during fiscal years ended June 30, 2005 and 2004.  The Company intends to file amended tax returns for those years during the fiscal year ended June 30, 2008, and had previously accrued a current tax liability of $0.8 million at June 30, 2007.  There was no change in this accrued tax liability during the three or six months ended December 31, 2007.

In addition, the Company has an uncertain tax position for a compensation related timing issue.  At July 1, 2007, the amount of unrecognized tax benefit was $0.9 million.  There was no change to this amount during the three or six months ended December 31, 2007.  The Company does not expect this item to change in the next twelve months. There is no change in the effective tax rate as a result of this item.

Note 10. Customer Acquisition Costs, Net

The Company acquires customer contracts through bulk acquisitions and business combinations.  These costs are capitalized and generally amortized over the estimated three-year average life of a customer.  Direct sales and advertising costs, which consist primarily of hourly-based telemarketing and door-to-door marketing costs incurred through independent third parties, and which are associated with proven customer generation, are capitalized and amortized over the estimated average life of a customer.  The Company’s internal advertising and marketing costs are expensed as incurred and recorded in general and administrative expenses.  Customer acquisition costs and related accumulated amortization are summarized in the following tables.

	December 31, 2007
	Gross Book Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer contracts acquired	$66,135	$43,368	$22,767
Direct sales and advertising costs	19,952	6,162	13,790
Total customer acquisition costs	$86,087	$49,530	$36,557

	June 30, 2007
	Gross Book Value	Accumulated Amortization	Net Book Value
	(in thousands)

Customer contracts acquired	$65,497	$35,207	$30,290
Direct sales and advertising costs	12,209	3,545	8,664
Total customer acquisition costs	$77,706	$38,752	$38,954

Amortization expense relating to capitalized customer acquisition costs was $5.3 million and $4.3 million for the three months ended December 31, 2007 and 2006, respectively, and $10.7 million and $9.2 million for the six months ended December 31, 2007 and 2006, respectively. Amortization expense on customer acquisition costs is expected to approximate $10.4 million for the remainder of the fiscal year ending June 30, 2008, $19.6 million for the fiscal year ending June 30, 2009 and $5.8 million for the fiscal year ending June 30, 2010.

The value and recoverability of customer acquisition costs are evaluated quarterly by comparing their carrying value to their projected future cash flows on an undiscounted basis.  During the six months ended December 31, 2007, no impairment was indicated as a result of these comparisons, and there were no material events or transactions which warranted consideration for their impact on the recorded book value assigned to customer acquisition costs.

Note 11.   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized in the following table.

	December 31, 2007	June 30, 2007
	(in thousands)

Interest payable	$12,286	$13,118
Trade accounts payable and accrued liabilities	9,922	10,047
Payroll and related expenses	2,413	2,885
Sales and other taxes	3,691	1,928
Customer contracts acquired in business combinations(1)	924	1,673
Other	3,470	1,877
Total accounts payable and accrued liabilities	$32,706	$31,528

(1)   Represents customer contracts acquired that had contract terms below market rates at the respective dates of acquisition.  Such amounts are adjusted through cost of natural gas and electricity sold as the Company makes delivery under the contracts.

Note 12.  Floating Rate Senior Notes due 2011

In December 2007, the Company utilized operating cash to acquire $5.0 million aggregate principal amount of outstanding Senior Notes from an existing bondholder at 95.5% of par value, resulting in a $0.2 million gain on the early extinguishment of debt that was recorded as a reduction of interest expense.  As part of this transaction, the Company also recorded as interest expense $0.2 million of unamortized original issue discount and debt issuance costs, which represents a pro rata portion of such costs that were deferred at the issuance date of the Senior Notes.

Subsequent to December 31, 2007, the Company utilized operating cash to acquire an additional $7.0 million aggregate principal amount of outstanding Senior Notes from existing bondholders at amounts less than par value. As a result, $7.0 million of Senior Notes have classified as a current liability at December 31, 2007.

Note 13.  Related Party Transactions

Credit Agreement with Denham Commodity Partners Fund LP (the “Denham Credit Facility”)

Denham Commodity Partners Fund LP (“Denham”) is a significant shareholder of the Company.  The Company had $11.0 million of borrowings outstanding under the Denham Credit Facility at December 31, 2007 and June 30, 2007.  Interest expense related to the Denham Credit Facility was approximately $0.3 million and $0.5 million for the three and six months ended December 31, 2007.  Interest expense was immaterial for the same periods in 2006.

In December 2007, the Denham Credit Facility agreement was amended to allow the Company to draw principal until November 14, 2008.  In January 2008, the Company repaid the entire $11.0 million principal balance outstanding under the Denham Credit Facility plus accrued interest.  As a result, the balance of the Denham Credit Facility was classified as a current liability at December 31, 2007.  The termination date for the Denham Credit Facility is May 19, 2009, at which time any outstanding principal balance becomes due.

Legal Services

Daniel Bergstein, a director and significant stockholder of the Company, is a senior partner of Paul, Hastings, Janofsky & Walker LLP (“Paul Hastings”), a law firm which provides legal services to the Company.  During the three months ended December 31, 2007 and 2006, Paul Hastings provided the Company with legal services totaling $0.2 million and $0.2 million, respectively, all of which were for general legal services recorded as general and administrative expenses.  Paul Hastings provided the Company with legal services totaling $0.6 million for each of the six months ended December 31, 2007 and 2006, of which $0.5 million and $0.2 million, respectively, were for general legal services recorded as general and administrative expenses.  The remaining fees for all periods, which primarily related to issuance of debt and acquisitions, were deferred on the consolidated balance sheet, to be amortized over the estimated useful lives associated with the related transactions.  The Company expects that Paul Hastings will continue to provide legal services to the Company in future periods.

Financial Advisory Services

The Company is party to a financial advisory services agreement with Greenhill & Co., LLC, an affiliate of Greenhill Capital Partners, a significant stockholder of the Company, pursuant to which the Company is paying a quarterly retainer fee of $75,000, and may incur other charges based on the occurrence of a transaction, as defined in such agreement.  The Company recorded $0.1 million of expense in general and administrative expenses during the three and six months ended December 31, 2007 pertaining to this agreement.

Management Fees

Effective for the three months ended September 30, 2007, the Company agreed to pay Denham, Daniel Bergstein, and an additional significant shareholder, Charter Mx LLC, an aggregate annual fee of $0.9 million, payable in equal quarterly amounts, for management consulting services to the Company.  These fees are recorded as general and administrative expenses on the Company’s consolidated statements of operations.

Note 14. Redeemable Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series A convertible preferred stock (the “Preferred Stock”).  Refer to Note 11 of the consolidated financial statements included in the Company’s 2007 Form 10-K for detailed information regarding the Preferred Stock.  There were no changes in the status of the Company’s Preferred Stock during the six months ended December 31, 2007.

Holders of the Preferred Stock are entitled to participate in any dividend paid on the Company’s common stock on an “as converted” basis.  In addition, dividends on the Preferred Stock accrue at a rate of 12% per annum of the purchase price per share if the increase in fair value of the Company’s common stock does not provide the holders of the Preferred Stock an internal rate of return (“IRR”) of at least 12% per annum.  Accrued dividends, if any, are payable in additional shares of Preferred Stock.  The Company did not pay, and was not required to accrue, any dividends on the Company’s common stock or the Preferred Stock during the six months ended December 31, 2007 or 2006.

The Preferred Stock is redeemable at the option of the holder if the IRR over the five-year period from the date of issuance is less than 25%.  The five-year period expires on June 30, 2009.  As of December 31, 2007, the Company has determined that it is not probable that the Preferred Stock will become redeemable at the five-year anniversary date as the IRR over the five-year period ended June 30, 2009 is expected to exceed 25%.

Note 15.  Stock Options and Warrants

The Company has three stock-compensation plans in effect under which warrants and options have been issued to employees, non-employees and directors.  These plans are described in Note 12 of the consolidated financial statements included in the Company’s 2007 Form 10-K.  Total expense under these plans was $0.7 million and $0 for the three months ended December 31, 2007 and 2006, respectively, and $1.6 million and $1.3 million for the six months ended December 31, 2007 and 2006, respectively.

No awards were granted under these plans during the six months ended December 31, 2007.  During the six months ended December 31, 2007, 153,150 options and warrants were exercised, resulting in issuance of 143,925 shares of common stock, net of shares utilized to cover employee payroll taxes.

Note 16.  Commitments and Contingencies

Contingent Consideration Related to the Acquisition of Castle Power LLC (“Castle”)

On November 1, 2005, the Company acquired certain natural gas customer contracts of Castle.  Refer to Note 3 of the consolidated financial statements included in the Company’s 2007 Form 10-K for additional information regarding this acquisition.  Pursuant to an ongoing agreement, contingent consideration is payable to Castle on a quarterly basis in arrears for volumes consumed and paid for on certain customer contracts acquired.  The payment is determined at the end of each quarter and capitalized as part of customer acquisition costs.   The contingent consideration payable to Castle was approximately $0.1 million at December 31, 2007 and June 30, 2007.

Vantage Contingent Consideration

In connection with the Vantage acquisition (see Note 3), the Company made an escrow deposit of $0.9 million, which Vantage is eligible to receive as additional consideration, subject to actual customer attrition and bad debt experience (the “Vantage Contingent Consideration”).  The funds in escrow are included in restricted cash on the Company’s consolidated balance sheet.  The Vantage Contingent Consideration will be evaluated at the end of each six-month period during the 18 months following the closing.  Based upon the evaluation conducted during the six months ended December 31, 2007, approximately $0.4 million of additional consideration was payable to Vantage.

The Company will also pay to Vantage an established percentage of the realized net margin associated with the purchased contracts for the original contract term up to a maximum of two years after the closing.  These margin-sharing payments are not expected to be material.

Note 17.  Business Segments

The Company classifies its business interests into two reportable business segments: natural gas and electricity.  The Company offers various lengths of contracted service for fixed and variable price products and, in the case of natural gas, several other innovative pricing programs designed to cap prices or manage the risks of energy volatility.  The positive difference between the sales price of energy to customers and the sum of the wholesale cost of our energy supplies, hedging costs, transmission costs and ancillary services costs provides the Company with a gross profit margin.  The natural gas and electricity sold is generally metered and delivered to customers by the local utilities.  With the exception of our Georgia natural gas market and our Texas power market, the local utilities generally provide billing and collection services on the Company’s behalf.

Prior to the fourth quarter of the fiscal year ended June 30, 2007, the Company had reported three business segments: residential and small commercial natural gas (mass market); mid-market commercial natural gas; and electricity.  Effective in the fourth quarter of the fiscal year ended June 30, 2007, the Company no longer considered the mass market and mid-market natural gas markets to be separate operating segments.  As a result of this change, business segment information for the three and six months ended December 31, 2006 has been reclassified to conform to the current year’s presentation.

Information for the Company’s business segments is summarized in the following tables.

Three months ended December 31	Natural Gas	Electricity	Total
	(in thousands)
2007:
Sales	$175,661	$15,890	$191,551
Cost of goods sold(1)	(146,576)	(13,180)	(159,756)
Gross profit	$29,085	$2,710	31,795

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			8,189
Operating expenses			(25,681)
Interest expense, net			(9,857)
Income before income tax expense			$4,446

Net assets allocated to business segments at period end:
Goodwill	$3,810	$—	$3,810
Customer acquisition costs, net	32,645	3,912	36,557
Total	$36,455	$3,912	$40,367

2006:
Sales	$204,205	$2,737	$206,942
Cost of goods sold(1)	(179,037)	(1,656)	(180,693)
Gross profit	$25,168	$1,081	26,249

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			5,689
Operating expenses			(22,738)
Interest expense, net			(8,705)

Income before income tax expense			$495

Net assets allocated to business segments at period end:
Customer acquisition costs, net	$44,983	$221	$45,204

Six months ended December 31	Natural Gas	Electricity	Total
	(in thousands)
2007:
Sales	$236,147	$31,355	$267,502
Cost of goods sold(1)	(201,822)	(26,419)	(228,241)
Gross profit	$34,325	$4,936	39,261

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			4,014
Operating expenses			(50,907)
Interest expense, net			(19,068)

Loss before income tax benefit			$(26,700)

2006:
Sales	$273,118	$8,114	$281,232
Cost of goods sold(1)	(235,933)	(5,926)	(241,859)
Gross profit	$37,185	$2,188	39,373

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			(41,916)
Operating expenses			(42,801)
Interest expense, net			(17,340)

Loss before income tax benefit			$(62,684)

(1)   Includes realized losses from risk management activities, but excludes unrealized gains (losses) from risk management activities. As the underlying customer contracts are not marked to market, the unrealized gains (losses) from risk management activities do not offer an accurate indication of the ultimate cash impact to the business, as the ultimate cash impact to the business is not determinable until delivery of natural gas under the customer contracts and the associated realized gain (loss) on risk management activity.

Note 18.  Condensed Consolidating Financial Information

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

The following tables present consolidating balance sheets as of December 31, 2007 and June 30, 2007, related consolidating statements of operations for the three and six months ended December 31, 2007 and 2006, and consolidating statements of cash flows for the six months ended December 31, 2007 and 2006 for Holdings, the combined Guarantors and the Non-guarantor.  Elimination entries necessary to consolidate the entities are also presented.

MXENERGY HOLDINGS INC.

Consolidating Balance Sheet

December 31, 2007

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$285	$48,324	—	$48,609
Restricted cash	—	—	1,050		1,050
Due from intercompany	22,320	—	—	$(22,320)	—
Accounts receivable, net of allowance	—	158	127,615		127,773
Natural gas inventories	—	—	63,740		63,740
Current portion of unrealized gains from risk management activities	—	—	334		334
Income taxes receivable	9,768	—	—		9,768
Deferred income taxes	9,051	—	9,051	(9,051)	9,051
Other current assets	—	174	11,448		11,622
Total current assets	41,139	617	261,562	(31,371)	271,947
Unrealized gains from risk management activities	—		39		39
Goodwill	—	—	3,810		3,810
Customer acquisition costs, net of accumulated amortization	—	88	36,469		36,557
Fixed assets, net	—	—	13,612		13,612
Deferred income taxes	12,602	—	12,602	(12,602)	12,602
Long-term investments	179,812	—	—	(179,812)	—
Other assets, net	3,993	—	2,505		6,498
Total assets	$237,546	$705	$330,599	$(223,785)	$345,065

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$9,673	$237	$22,796		$32,706
Accrued commodity purchases	—	124	47,948		48,072
Denham Credit Facility	11,040	—	—		11,040
Current portion of Floating Rate Senior Notes due 2011	7,000	—	—	—	7,000
Due to intercompany	—	1,827	38,804	$(40,631)	—
Current portion of unrealized losses from risk management activities	1,953	—	15,685		17,638
Deferred revenue	—	—	21,817		21,817
Total current liabilities	29,666	2,188	147,050	(40,631)	138,273
Unrealized losses from risk management activities	3,050	—	(35)		3,015
Floating Rate Senior Notes due 2011	162,969	—	—		162,969
Total liabilities	195,685	2,188	147,015	(40,631)	304,257

Redeemable convertible preferred stock	29,357	—	—		29,357

Commitments and contingencies	—	—	—		—

Stockholders’ Equity (Deficit):
Common stock	35	1	—	(1)	35
Additional paid-in-capital	22,862	—	—		22,862
Contributed capital	819	—	167,917	(168,736)	—
Unearned stock compensation	(6)	—	—		(6)
Accumulated other comprehensive loss	—	(235)	1		(234)
(Accumulated deficit) retained earnings	(11,206)	(1,249)	15,666	(14,417)	(11,206)
Total stockholders’ equity (deficit)	12,504	(1,483)	183,584	(183,154)	11,451
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$237,546	$705	$330,599	$(223,785)	$345,065

MXENERGY HOLDINGS INC.

Consolidating Balance Sheet

June 30, 2007

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$138	$136,804		$136,942
Restricted cash	—	—	1,050		1,050
Due from intercompany	43,303	—	—	$(43,303)	—
Accounts receivable, net of allowance	—	121	48,200		48,321
Natural gas inventories	—	—	56,547		56,547
Current portion of unrealized gains from risk management activities	—	—	50		50
Income taxes receivable	351	—	—		351
Deferred income taxes	9,136	—	9,136	(9,136)	9,136
Other current assets	—	152	5,159		5,311
Total current assets	52,790	411	256,946	(52,439)	257,708
Goodwill	—	—	3,810		3,810
Customer acquisition costs, net of accumulated amortization	—	73	38,881		38,954
Fixed assets, net	—	—	17,849		17,849
Deferred income taxes	9,754	—	9,754	(9,754)	9,754
Long-term investments	185,464	—	—	(185,464)	—
Other assets, net	4,477	—	3,092		7,569
Total assets	$252,485	$484	$330,332	$(247,657)	$335,644

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$9,846	$163	$21,519		$31,528
Accrued commodity purchases	—	105	31,192		31,297
Due to intercompany	—	1,581	55,351	$(56,932)	—
Current portion of unrealized losses from risk management activities	544	—	16,530		17,074
Deferred revenue	—	—	11,787		11,787
Total current liabilities	10,390	1,849	136,379	(56,932)	91,686
Unrealized losses from risk management activities	775	—	2,811		3,586
Long-term debt:
Floating Rate Senior Notes due 2011	174,404	—	(40)		174,364
Denham credit facility	11,000	—	40		11,040
Total long-term debt	185,404	—	—	—	185,404
Total liabilities	196,569	1,849	139,190	(56,932)	280,676

Redeemable convertible preferred stock	29,357	—	—		29,357

Commitments and contingencies	—	—	—		—

Stockholders’ Equity (Deficit):
Common stock	34	1	—	(1)	34
Additional paid-in-capital	21,367	—	—		21,367
Contributed capital	819	—	167,917	(168,736)	—
Unearned stock compensation	(22)	—	—		(22)
Accumulated other comprehensive loss	—	(129)	—		(129)
(Accumulated deficit) retained earnings	4,361	(1,237)	23,225	(21,988)	4,361
Total stockholders’ equity (deficit)	26,559	(1,365)	191,142	(190,725)	25,611
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$252,485	$484	$330,332	$(247,657)	$335,644

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

For The Three Months Ended December 31, 2007 and 2006

(in thousands)

	Three Months Ended December 31, 2007
	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Sales of natural gas and electricity	$—	$435	$191,116		$191,551
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	353	151,227		151,580
Realized losses from risk management activities	—	—	8,176		8,176
Unrealized (gains) losses from risk management activities	—	—	(8,189)		(8,189)
	—	353	151,214		151,567
Gross profit	—	82	39,902		39,984
Operating expenses:
General and administrative expenses	104	140	15,317		15,561
Advertising and marketing expenses	—	—	889		889
Reserves and discounts	—	—	1,647		1,647
Depreciation and amortization	—	9	7,575		7,584
Equity in operations of consolidated subsidiaries	(7,810)	—	—	$7,810	—
Total operating expenses	(7,706)	149	25,428	7,810	25,681
Operating (loss) profit	7,706	(67)	14,474	(7,810)	14,303
Interest expense, net	8,538	—	1,319	—	9,857
Income (loss) before income tax benefit	(832)	(67)	13,155	(7,810)	4,446
Income tax benefit (expense)	(1,774)	—	(5,277)	5,277	(1,774)
Net (loss) income	$(2,606)	$(67)	$7,878	$(2,533)	$2,672

	Three Months Ended December 31, 2006
	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Sales of natural gas and electricity	$—	$316	$206,626		$206,942
Cost of goods sold (excluding depreciation and amortization) :
Cost of natural gas and electricity sold	—	300	165,534		165,834
Realized gains from risk management activities	—	—	14,859		14,859
Unrealized (gains) losses from risk management activities	—	—	(5,689)		(5,689)
	—	300	174,704		175,004
Gross profit (loss)	—	16	31,922		31,938
Operating expenses:
General and administrative expenses	(26)	139	14,052		14,165
Advertising and marketing expenses	—	—	1,816		1,816
Reserves and discounts	—	—	590		590
Depreciation and amortization	—	27	6,140		6,167
Equity in operations of consolidated subsidiaries	(5,561)	—	—	$5,561	—
Total operating expenses	(5,587)	166	22,598	5,561	22,738
Operating (loss) profit	5,587	(150)	9,324	(5,561)	9,200
Interest expense, net	6,318	—	2,387		8,705

(Loss) income before income tax benefit	(731)	(150)	6,937	(5,561)	495
Income tax benefit (expense)	(1,651)	—	(1,223)	1,223	(1,651)
Net (loss) income	$(2,382)	$(150)	$5,714	$(4,338)	$(1,156)

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

For The Six Months Ended December 31, 2007 and 2006

(in thousands)

	Six Months Ended December 31, 2007
	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Sales of natural gas and electricity	$—	$798	$266,704		$267,502
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	618	212,454		213,072
Realized losses from risk management activities	—	—	15,169		15,169
Unrealized (gains) losses from risk management activities	—	—	(4,014)		(4,014)
	—	618	223,609		224,227
Gross profit	—	180	43,095		43,275
Operating expenses:
General and administrative expenses	121	174	30,023		30,318
Advertising and marketing expenses	—	—	3,060		3,060
Reserves and discounts	—	—	2,220		2,220
Depreciation and amortization	—	18	15,291		15,309
Equity in operations of consolidated subsidiaries	5,652	—	—	$(5,652)	—
Total operating expenses	5,773	192	50,594	(5,652)	50,907
Operating (loss) profit	(5,773)	(12)	(7,499)	5,652	(7,632)
Interest expense, net	17,148	—	1,920	—	19,068
Income (loss) before income tax benefit	(22,921)	(12)	(9,419)	5,652	(26,700)
Income tax benefit (expense)	11,133	—	3,779	(3,779)	11,133
Net (loss) income	$(11,788)	$(12)	$(5,640)	$1,873	$(15,567)

	Six Months Ended December 31, 2006
	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Sales of natural gas and electricity	$—	$660	$280,572		$281,232
Cost of goods sold (excluding depreciation and amortization) :
Cost of natural gas and electricity sold	—	641	222,186		222,827
Realized gains from risk management activities	—	—	19,032		19,032
Unrealized (gains) losses from risk management activities	—	—	41,916		41,916
	—	641	283,134		283,775
Gross profit (loss)	—	19	(2,562)		(2,543)
Operating expenses:
General and administrative expenses	1,265	178	24,697		26,140
Advertising and marketing expenses	—	—	2,503		2,503
Reserves and discounts	—	—	1,481		1,481
Depreciation and amortization	—	55	12,622		12,677
Equity in operations of consolidated subsidiaries	32,328	—	—	$(32,328)	—
Total operating expenses	33,593	233	41,303	(32,328)	42,801
Operating (loss) profit	(33,593)	(214)	(43,865)	32,328	(45,344)
Interest expense, net	13,550	—	3,790	—	17,340

(Loss) income before income tax benefit	(47,143)	(214)	(47,655)	32,328	(62,684)
Income tax benefit (expense)	23,944	—	15,544	(15,544)	23,944
Net (loss) income	$(23,199)	$(214)	$(32,111)	$16,784	$(38,740)

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

For The Six Months Ended December 31, 2007

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net (loss) income	$(11,788)	$(12)	$(5,640)	$1,873	$(15,567)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Unrealized (gains) losses from risk management activities	—	—	(4,014)		(4,014)
Stock compensation expense	—	—	1,565		1,565
Depreciation and amortization	—	18	15,291		15,309
Deferred tax benefit	(2,763)	—	(2,763)	2,763	(2,763)
Unrealized losses on interest rate swaps and amortization of deferred financing fees	3,685	—	4,045		7,730
Amortization of customer contracts acquired	—	—	(469)		(469)
Equity in operations of consolidated subsidiaries	5,652	—	—	(5,652)	—
Changes in assets and liabilities, net of effects of acquisitions:		—
Accounts receivable	—	(37)	(79,415)		(79,452)
Natural gas inventories	—	—	(7,194)		(7,194)
Income taxes receivable	(9,418)	—	—		(9,418)
Other assets	484	(99)	(1,403)		(1,018)
Accounts payable and accrued liabilities	(172)	339	(9,867)	28,225	18,525
Deferred revenue	—	—	10,030	—	10,030
Net cash provided by (used in) operating activities	(14,320)	209	(79,834)	27,209	(66,736)

Investing activities
Long-term investments	27,209	—	—	(27,209)	—
Loan to PS Energy Group, Inc.	(8,061)	—	—		(8,061)
Customer acquisition costs	—	(61)	(8,320)		(8,381)
Purchases of fixed assets	—	—	(327)		(327)
Net cash provided by (used in) investing activities	19,148	(61)	(8,647)	(27,209)	(16,769)

Financing activities
Repurchase of Senior Notes	(4,775)	—	—		(4,775)
Issuance of common stock related to exercise of warrants and options	314	—	—		314
Purchase and cancellation of treasury shares	(367)	—	—		(367)
Net cash provided by (used in) financing activities	(4,828)	—	—	—	(4,828)
Net increase (decrease) in cash and cash equivalents	—	148	(88,481)		(88,333)
Cash and cash equivalents at beginning of period	—	137	136,805	—	136,942

Cash and cash equivalents at end of period	$—	$285	$48,324	$—	$48,609

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

For The Six Months Ended December 31, 2006

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(23,199)	$(214)	$(32,111)	$16,784	$(38,740)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized (gains) losses from risk management activities	—	—	41,916		41,916
Stock compensation expense	1,265	—	—		1,265
Depreciation and amortization	—	55	12,622		12,677
Deferred tax benefit	(21,746)	—	(21,746)	21,746	(21,746)
Unrealized losses on interest rate swaps and amortization of deferred financing fees	3,327	—	1,414		4,741
Amortization of customer contracts acquired	—	—	4,119		4,119
Equity in operations of consolidated subsidiaries	32,328	—	—	(32,328)	—
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash	—	—	102		102
Accounts receivable	—	(53)	(80,428)		(80,481)
Natural gas inventories	—	—	(16,199)		(16,199)
Income taxes receivable	(6,519)	—	—		(6,519)
Margin deposit on hedge facility	—	—	(25,000)		(25,000)
Option premiums	—	—	1,834		1,834
Other assets	(2,772)	(27)	2,039		(760)
Accounts payable and accrued liabilities	(77,374)	156	104,505	41,824	69,111
Deferred revenue	—	—	11,046	—	11,046
Net cash (used in) provided by operating activities	(94,690)	(83)	4,113	48,026	(42,634)

Investing activities
Long-term investments	48,026	—	—	(48,026)	—
Purchase of assets of SESCo	(126,044)	—	—		(126,044)
Deposit on SESCo asset purchase agreement and other capitalized cost	3,348	—	—		3,348
Customer acquisition costs	—	—	(2,388)		(2,388)
Purchases of fixed assets	—	—	(1,393)		(1,393)
Net cash provided by (used in) investing activities	(74,670)	—	(3,781)	(48,026)	(126,477)

Financing activities
Debt financing costs	(3,994)	—	(5,194)		(9,188)
Proceeds from Denhan Credit Facility	—	—	23,040		23,040
Repayment of Denham Credit Facility	—	—	(12,000)		(12,000)
Proceeds from bridge loan	190,000	—	—		190,000
Repayment of bridge loan	(190,000)	—	—		(190,000)
Proceeds from Senior Notes	185,250	—	—		185,250
Repurchase of Senior Notes	(11,723)	—	—	—	(11,723)
Purchase and cancellation of treasury shares	(173)	—	—	—	(173)
Net cash provided by financing activities	169,360	—	5,846	—	175,206
Net (decrease) increase in cash and cash equivalents	—	(83)	6,178	—	6,095
Cash and cash equivalents at beginning of period	—	146	5,947	—	6,093
Cash and cash equivalents at end of period	$—	$63	$12,125	$—	$12,188

Note 19.  Subsequent Events

On January 22, 2008, the Company completed the acquisition of substantially all of the retail natural gas assets of PS Energy Group, Inc., including the customers and brand name of their GasKey division (the “GasKey Acquisition”).  The acquired net assets are comprised of natural gas operations based in Atlanta, Georgia.  Although the Company acquired approximately 60,000 RCEs, attrition is anticipated within the portfolio of accounts acquired, as is typical for this type of transaction.

Pursuant to the terms of the related Asset Purchase Agreement, the Company purchased the GasKey net assets for a base amount of approximately $4.3 million, plus working capital, plus contingent consideration payable for volumes consumed on customer contracts acquired.  The final purchase price is subject to certain adjustments in accordance with the terms and conditions of the Asset Purchase Agreement.  The Company also assumed certain liabilities related to the GasKey assets.

Regulatory approval for the GasKey Acquisition was received in January 2008.  The Company expects to record the transaction as a purchase business combination as of January 1, 2008.  The total purchase price of $12.2 million was paid from the Company’s available cash balance.  The net assets acquired and related operations are expected to represent less than 10% of the Company’s consolidated net assets and operations including the acquired net assets.

During the period from November 1, 2007 to December 31, 2007, the Company extended $13.6 million of credit to PS Energy Group, Inc., of which $8.9 million was loaned directly to PS Energy Group, Inc. and $4.7 million represented collateral and guarantees funded by the Company to fulfill LDC requirements related to the GasKey business.  Also during this period, the Company recorded cash receipts from accounts receivable, cash payments for natural gas inventory purchases and other operating expenditures, and other operating cash activity related to the assets acquired and liabilities assumed in the GasKey Acquisition.  The $8.9 million loan paid directly to PS Energy Group, Inc. and all subsequent cash activity have been recorded in other current assets on the Company’s condensed consolidated balance sheets.  The balance in the GasKey deferred asset account was $8.1 million at December 31, 2007.  The $8.9 million loan to PS Energy Group, Inc. was repaid on the closing date.

The total purchase price of $12.2 million will be adjusted to reflect the operating activity recorded in the GasKey deferred assets account from November 1, 2007 through December 31, 2007 (the “adjusted purchase price”).  The Company will allocate the adjusted purchase price to the net assets acquired at their fair values on the Effective Date.  Certain identifiable intangible assets, such as customer acquisition costs and a trademark, are expected to result from the purchase price allocation.

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

References herein to RCEs refer to residential customer equivalents; each of which represents a natural gas customer with a standard consumption of 100 MMBtus per year or an electricity customer with a standard consumption of 10 MWhrs per year.  These quantities represent the approximate amount of natural gas or power used by a typical household in the northeastern United States.

References herein to “MMBtu” refer to one million British thermal units, a standard unit to measure the heating equivalent for natural gas.  A unit of heat equal to 1,000,000 Btus, or 1MMBtu, is the thermal equivalent of approximately 1,000 cubic feet of natural gas.  References herein to “MWhr” refer to one million watt hours or a thousand kilowatt hours, which is the amount of electric energy produced or consumed in a period of time expressed in megawatts.

EXECUTIVE OVERVIEW

Income before income tax expense was $4.4 million for the three months ended December 31, 2007, as compared with income of $0.5 million for the same period in 2006.  The loss before income tax benefit was $26.7 million for the six months ended December 31, 2007, as compared with a loss of $62.7 million for the same period in 2006.  During the first six months of 2007, higher gross profit from our natural gas and electricity businesses was partially offset by higher operating expenses such as professional fees, reserves and discounts, depreciation and amortization expenses and by higher interest expense.

Natural gas sales and gross profit were 14% lower and 16% higher, respectively, for the three months ended December 31, 2007, and were 14% lower and 8% lower, respectively, for the six months ended December 31, 2007, as compared with the same periods in 2006.  Our natural gas gross margin per MMBtu sold improved for the three and six months ended December 31, 2007 due to an improved mix of customers and competitive pricing opportunities within various markets.  Our marketing efforts have been focused on direct sales activities tailored toward residential and small commercial customers for both our natural gas and electricity businesses.  Improved margins were offset by lower natural gas volumes sold for the six months ended December 31, 2007, as lower RCEs and warmer than normal temperatures in our markets resulted in lower consumption of natural gas.

Electricity sales and gross profit increased significantly for the three and six months ended December 31, 2007, as compared with the same periods in 2006.  As a result of significant organic growth, principally in our Massachusetts, Connecticut and New York markets, and the acquisition of Vantage Power Services L.L.C. during the quarter ended June 30, 2007, total period-end electricity RCEs have increased more than 300% from December 31, 2006 to December 31, 2007, which has resulted in significantly higher volume of MWhrs sold.

Expense growth during the six months ended December 31, 2007 primarily resulted from expanded operations, information technology and finance functions necessary to keep pace with business acquisitions and other customer growth during the fiscal year ended June 30, 2007.  Expansion of our internal audit function and enhancements of our overall internal controls environment, including compliance with the Provisions of the Sarbanes-Oxley Act of 2002, have also resulted in higher staffing levels, professional fees and other costs.

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

EBITDA is defined as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization.  Adjusted EBITDA is defined by management as net income (loss) before interest expense, for income tax expense (benefit) depreciation, amortization, stock compensation expense and unrealized gains (losses) from risk management activities.  Management believes the items excluded from EBITDA to calculate Adjusted EBITDA are not indicative of true operating performance or liquidity of the business and reflect non-cash charges.  Therefore, we believe that EBITDA would not provide an accurate reflection of the economic performance of the business since it includes the unrealized gains (losses) from risk management activities without giving effect to the offsetting changes in market value of the underlying customer contracts, which are being economically hedged.  In addition, as the underlying customer contracts are not marked to market, the unrealized gains (losses) from risk management activities do not offer an accurate indication of the ultimate cash impact to the business, as the ultimate cash impact to the business is not determinable until delivery of natural gas under the customer contracts and the associated realized gain (loss) on risk management activity.

Management uses Adjusted EBITDA for a variety of purposes including assessing our performance and liquidity, allocating our resources for operational initiatives (e.g., establishing margins on sales initiatives), allocating our resources for business growth strategies (e.g., considering acquisition opportunities), determining new marketing initiatives, determining market entry and rationalizing our internal resources.  In addition, Adjusted EBITDA is a key variable for estimating our equity value, including various equity instruments (such as common stock, preferred stock, stock options and warrants), and assessing compensation incentives for our employees.  Management also provides financial performance measures to our senior executive team and significant shareholders with an emphasis on Adjusted EBITDA, on a consolidated basis, as the appropriate basis with which to measure the performance and liquidity of our business.  Furthermore, certain financial covenants in our revolving credit facility contain ratios based on EBITDA and the items defined above that are excluded to calculate Adjusted EBITDA, as well as other items.  Accordingly, management and our significant shareholders utilize Adjusted EBITDA as a primary measure when assessing our operating performance and liquidity of our business.

EBITDA and Adjusted EBITDA have limitations as analytical tools in comparison to operating income or other combined income data prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).  Some of these limitations are:

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

A reconciliation of net loss for the three and six months ended December 31, 2007 and 2006 to EBITDA and Adjusted EBITDA is provided in the following table.

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
	(in thousands)
Sales of natural gas and electricity	$191,551	$206,942	$267,502	$281,232
Cost of goods sold	151,567	175,004	224,227	283,775
Gross profit (loss)	39,984	31,938	43,275	(2,543)
Operating expenses	25,681	22,738	50,907	42,801
Operating profit (loss)	14,303	9,200	(7,632)	(45,344)
Interest expense, net of interest income	9,857	8,705	19,068	17,340
Income (loss) before income tax (expense) benefit	4,446	495	(26,700)	(62,684)
Income tax (expense) benefit	(1,774)	(1,651)	11,133	23,944
Net income (loss)	2,672	(1,156)	(15,567)	(38,740)

Items to reconcile net loss to EBITDA :
Add: Interest expense, net of interest income	9,857	8,705	19,068	17,340
Depreciation and amortization	7,584	6,167	15,309	12,677
Less: Income tax (expense) benefit	(1,774)	(1,651)	11,133	23,944
EBITDA	21,887	15,367	7,677	(32,667)

Items to reconcile EBITDA to Adjusted EBITDA:
Add (less): Stock compensation expense	709	(26)	1,565	1,265
Unrealized (gains) losses from risk management activities	(8,189)	(5,689)	(4,014)	41,916
Adjusted EBITDA	$14,407	$9,652	$5,228	$10,514

Significant activity affecting Adjusted EBITDA for the three and six months ended December 31, 2007, as compared with adjusted EBITDA for the same periods in 2006, is summarized in the following table.

	Three Months Ended December 31	Six Months Ended December 31
	(in thousands)
Adjusted EBITDA for 2006	$9,652	$10,514
Increases (decreases) in Adjusted EBITDA due to:
Changes in gross profit, excluding unrealized (gains) losses from risk management activities:
Natural gas	3,917	(2,860)
Electricity	1,629	2,748
Higher operating expenses, excluding depreciation, amortization and stock compensation expense	(791)	(5,174)
Adjusted EBITDA for 2007	$14,407	$5,228

The increases (decreases) in Adjusted EBITDA summarized in the table above are addressed below under the caption “Results of Operations.”

Unrealized Gains and Losses from Risk Management Activities

Unrealized gains and losses from risk management activities result from changes in forward natural gas and electricity prices during the respective periods in relation to the contracted forward prices.  These amounts should be fully or partially offset in future periods, as physical commodity is delivered to customers during the remaining terms of their fixed rate contracts.

Selected Operating Data

Selected data for our natural gas and electricity business segments is provided in the following table.

	Three Months Ended December 31		Six Months Ended December 31
	2007	2006	2007	2006
Natural Gas:
RCEs at period end	543,000	628,000	543,000	628,000
MMBtus sold during the period	15,000,000	18,000,000	19,500,000	24,200,000
Sales per MMBtu during the period	$11.71	$11.34	$12.11	$11.29
Gross profit per MMBtu during the period (1)	$1.94	$1.40	$1.76	$1.54

Electricity:
RCEs at period end	61,000	13,000	61,000	13,000
MWhrs sold during the period	133,800	16,000	263,900	55,500
Sales per MWhr during the period	$118.76	$171.06	$118.81	$146.20
Gross profit per MWhr during the period (1)	$20.25	$67.56	$18.70	$39.42

(1)  Includes realized losses from risk management activities, but excludes unrealized (gains) losses from risk management activities.

Average annualized in-contract customer attrition was approximately 21% for the six months ended December 31, 2007. From 2005 to 2007, we experienced an average annual in-contract customer attrition rate of approximately 23%, which we believe is consistent with the industry average.  In-contract customer attrition has generally been stable since December 2006, due to initiatives to enhance our marketing and customer service functions.

At the end of each customer contract term, customer contracts in most of our markets are renewed upon notification by the marketers unless the customer indicates otherwise.  During the six months ended December 31, 2007, excluding the impact of a large municipal aggregation of customers that did not renew its contract with us at the end of its contract term (see below), approximately 88% of our customers that received such notification ultimately renewed their contracts.  In comparison, from the fiscal year ended June 30, 2005 through the fiscal year ended June 30, 2007, approximately 90% of our customers that received such notification of contract expiration ultimately renewed their contracts.

During the three months ended September 30, 2007, a legacy municipal aggregation of natural gas customers in our Ohio market that was acquired from Shell Energy Services Company L.L.C. (“SESCo”) did not renew its contract with us, resulting in a loss of approximately 7,000 customers.  Including the loss of these customers, approximately 83% of all customers that received a notification ultimately renewed their contracts during the six months ended December 31, 2007.  This type of municipal aggregation is not typical of our normal natural gas customer profile, and we do not view the loss of these customers to be indicative of overall renewal experience for our portfolio of customers.

Attrition data is calculated based upon actual customer level data.  For analytical purposes, we assume that one RCE represents a natural gas customer with a standard consumption of 100 MMBtus per year, or an electricity customer with a standard consumption of 10 MWhr per year.  However, each customer does not actually consume 100 MMBtu of natural gas or 10 MWhr of electricity.  For example, one of our mid-market or large commercial customers may consume the equivalent of several hundred or even thousands of RCEs.  Therefore, the net decline in RCEs reflected in the table above may not be directly correlated with, or attributable to actual customer attrition.

Acquisition of Shell Energy Services Company L.L.C. (“SESCo”)

In August 2006, we completed our acquisition of substantially all of the assets of SESCo.  Our results for the six months ended December 31, 2007 include six months of natural gas sales, cost of sales and operating expenses related to the operations acquired from SESCo , while the six months ended December 31, 2006 included only five months of this activity.

Subsequent Events

In January 2008, we completed the acquisition of substantially all of the retail natural gas assets of PS Energy Group, Inc., including the customers and brand name of their GasKey division (the “GasKey Acquisition”).  The acquired net assets are comprised of natural gas operations based in Atlanta, Georgia.  Although we acquired approximately 60,000 RCEs, attrition is anticipated within the portfolio of accounts acquired, as is typical for this type of transaction.

Pursuant to the terms of the related Asset Purchase Agreement, we purchased the GasKey assets for a base amount of approximately $4.3 million, plus working capital, plus contingent consideration payable for volumes consumed on customer contracts acquired.  The final purchase price is subject to certain adjustments in accordance with the terms and conditions of the Asset Purchase Agreement.  We also assumed certain liabilities related to the GasKey assets.

Regulatory approval for the GasKey Acquisition was received in January 2008.  We expect to record the transaction as a purchase business combination as of January 1, 2008.  The total purchase price of $12.2 million was paid from our available cash balance.  The net assets acquired and related operations are expected to represent less than 10% of our consolidated net assets and operations, including the acquired net assets.

During the period from November 1, 2007 to December 31, 2007, we extended $13.6 million of credit to PS Energy Group, Inc., of which $8.9 million was loaned directly to PS Energy Group, Inc. and $4.7 million represented collateral and guarantees funded by us to fulfill LDC requirements related to the GasKey business.  Also during this period, we recorded cash receipts from accounts receivable, cash payments for natural gas inventory purchases and other operating expenditures, and other operating cash activity related to the assets acquired and liabilities assumed in the GasKey Acquisition.  The $8.9 million loan paid to PS Energy Group, Inc. and all subsequent cash activity have been recorded in a deferred asset account, which is reported in other assets, net on our condensed consolidated balance sheets.  The balance in the GasKey deferred asset account was $8.1 million at December 31, 2007.  The $8.9 million loan to PS Energy Group, Inc. was repaid on the closing date.

The total purchase price of $12.2 million will be adjusted to reflect the operating activity recorded in the GasKey deferred assets account from November 1, 2007 through December 31, 2007 (the “adjusted purchase price”).  We will allocate the adjusted purchase price to the net assets acquired at their fair values on January 1, 2008.  Certain identifiable intangible assets, such as customer acquisition costs and a trademark, are expected to result from the purchase price allocation.

In addition to aggressive pursuit of organic growth, we are receptive to new acquisition opportunities that are compatible with our business objectives and our internal systems and processes.  We intend to expand our distribution of natural gas and electricity within our existing markets and to move into new LDC markets by leveraging our success in prior acquisitions, our customer care platform and our established multi-channel marketing system.

New Accounting Pronouncements

New accounting pronouncements are summarized in Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.  Such disclosure is incorporated herein by reference.

Related Party Transactions

Transactions with related parties are summarized in Note 13 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.  Such disclosure is incorporated herein by reference.

BALANCE SHEET REVIEW

Seasonality of Operations

Weather conditions have a significant impact on customer demand and on the price of natural gas and electricity.  Sales of natural gas represented 88% of total sales for the six months ended December 31, 2007 and 97% of total sales for the fiscal year ended June 30, 2007.  Customer demand and the price of natural gas expose us to a high degree of seasonality in sales, cost of sales, billings to customers, inventory requirements and cash flows.  We utilize a considerable amount of cash from operations and may use borrowings under our revolving credit facility to fund inventory purchases and other working capital requirements during the months of April through October of each calendar year.  The majority of natural gas deliveries occur during the months of November through March of each calendar year.  The decrease in cash and the increases in accounts receivable, natural gas inventories and certain current liabilities from June 30, 2007 to December 31, 2007 resulted primarily from normal seasonal activity.

Customers who choose to be on budget billing plans and certain LDCs who pay upon delivery of natural gas rather than at the time of consumption, will result in timing differences between the billing of accounts receivable and the recording of revenues.  Deferred revenue reflected as current liabilities in our consolidated balance sheets generally increases when amounts are billed to customers for natural gas not yet consumed, which typically occurs during the months of April through October of each calendar year for customers that are on a budget billing plan or those LDCs that pay for gas upon delivery.  Deferred revenue is typically realized as sales in our consolidated statement of operations during the months of November through March when consumption generally exceeds amounts billed or delivered.  Increased deferred revenue from June 30, 2007 to December 31, 2007 primarily resulted from seasonal customer demand.

Long-Term Debt

As of December 31, 2007, we had $170.0 million aggregate principal amount of Floating Rate Senior Notes due 2011 (the “Senior Notes”) outstanding, net of discount of $3.0 million.  In December 2007, we acquired $5.0 million of our outstanding Senior Notes from an existing bondholder, resulting in a reduction of the Senior Notes on our consolidated balance sheet.  Subsequent to December 31, 2007, we acquired an additional $7.0 million aggregate principal amount of our outstanding Senior Notes from existing bondholders.  As a result, $7.0 million of Senior Notes have been classified as a current liability at December 31, 2007.

As of December 31, 2007, we had $11.0 million of principal amount outstanding on our credit facility with Denham Commodity Partners Fund LP (the “Denham Credit Facility”).  In January 2008, the entire outstanding principal balance of the Denham Credit Facility was repaid.  As a result, the balance of this facility was classified as a current liability at December 31, 2007.

During the six months ended December 31, 2007, there were no debt issuances and no changes in the status of our existing debt facilities.  We were in compliance with all covenants associated with our debt agreements as of December 31, 2007.

RESULTS OF OPERATIONS

Our core business is the retail sale of natural gas and electricity to end-use customers.  We offer various lengths of contracted service for fixed and variable price products and, in the case of natural gas, several other innovative pricing programs designed to cap prices or manage the risks of energy volatility.  The positive difference between the sales price of energy to our customers and the sum of the wholesale cost of our energy supplies, hedging costs, transmission costs and ancillary services costs provides us with a gross profit margin.

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

Three months ended December 31	Natural Gas	Electricity	Total
	(in thousands)
2007:
Sales	$175,661	$15,890	$191,551
Cost of goods sold(1)	(146,576)	(13,180)	(159,756)
Gross profit	$29,085	$2,710	31,795

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			8,189
Operating expenses			(25,681)
Interest expense, net			(9,857)

Income before income tax expense			$4,446

2006:
Sales	$204,205	$2,737	$206,942
Cost of goods sold(1)	(179,037)	(1,656)	(180,693)
Gross profit	$25,168	$1,081	26,249

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			5,689
Operating expenses			(22,738)
Interest expense, net			(8,705)

Income before income tax expense			$495

Six months ended December 31	Natural Gas	Electricity	Total
	(in thousands)

2007:
Sales	$236,147	$31,355	$267,502
Cost of goods sold(1)	(201,822)	(26,419)	(228,241)
Gross profit	$34,325	$4,936	39,261

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			4,014
Operating expenses			(50,907)
Interest expense, net			(19,068)

Loss before income tax benefit			$(26,700)

2006:
Sales	$273,118	$8,114	$281,232
Cost of goods sold(1)	(235,933)	(5,926)	(241,859)
Gross profit	$37,185	$2,188	39,373

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			(41,916)
Operating expenses			(42,801)
Interest expense, net			(17,340)

Loss before income tax benefit			$(62,684)

(1)  Includes realized losses from risk management activities, but excludes unrealized gains (losses) from risk management activities. As the underlying customer contracts are not marked to market, the unrealized gains (losses) from risk management activities do not offer an accurate indication of the ultimate cash impact to the business, as the ultimate cash impact to the business is not determinable until delivery of natural gas under the customer contracts and the associated realized gain (loss) on risk management activity.

Gross Profit by Business Segment

Natural Gas Gross Profit

Natural gas gross profit increased $3.9 million (16%) in the three months ended December 31, 2007, and decreased $2.9 million (8%) in the six months ended December 31, 2007, as compared with the same periods in 2006.  Overall, our natural gas gross margin improved to $1.94 per MMBtu sold for the three months ended December 31, 2007 from $1.40 for the same period in 2006.  For the six months ended December 31, 2007, our gross margin improved to $1.76 per MMBtu sold from $1.54 for the same period in 2006.  These improvements were primarily due to:

•      Improved margins due to competitive pricing opportunities within various of our markets; and

•      An improved mix of customers, which has relatively fewer large commercial customers, and a greater number of residential and small commercial customers

Various timing differences and other factors also had an impact on our gross profit, as summarized in the following paragraphs.

Additional Month of SESCo

Our results for the six months ended December 31, 2007 include six months of natural gas gross margin related to former SESCo operations, while the six months ended December 31, 2006 included only five months of this activity.  As a result, the acquisition of SESCo resulted in additional gross margin of approximately $0.9 million for the six months ended December 31, 2007.

Volume Impact

The volume of natural gas MMBtus sold was 17% and 20% lower, respectively, for the three and six months ended December 31, 2007, as compared with the same periods in 2006.  Lower RCEs during the six months ended December 31, 2007 and warmer-than-normal temperatures during the three months ended December 31, 2007 were the primary drivers of lower volumes.  Lower gross margins associated with lower volumes of natural gas sold were approximately $3.0 million and $5.0 million for the three and six months ended December 31, 2007, respectively.

Weighted Average Cost of Gas

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

Conversely, for operating periods during which natural gas prices per MMBtu are greater during a period than the weighted average cost of storage inventory at the beginning of that period, the weighted average cost per unit of storage inventory will be higher at the end of the period than at the beginning of the period, resulting in lower cost of natural gas inventory sold for that period.

The price per MMBtu of natural gas purchased during the three months ended December 31, 2007 exceeded our weighted average cost of storage inventory at the beginning of the period, resulting in a lower weighted average cost per MMBtu sold in the consolidated statement of operations during the period.  The same relation between natural gas prices and the weighted average cost of storage inventory also existed for the three months ended December 31, 2006.  However, the increase in the weighted average cost of storage inventory was significantly greater for the three months ended December 31, 2006 than during the same period in 2007, resulting in a net $4.4 million comparative negative impact on gross margin for the three months ended December 31, 2007.

The price per MMBtu of natural gas purchased during the six months ended December 31, 2007 was lower than our weighted average cost of storage inventory at the beginning of the period, resulting in a higher weighted average cost per MMBtu sold in the consolidated statement of operations during the quarter.  During the same period in 2006, the price per MMBtu of natural gas purchased during the three months ended December 31, 2007 exceeded our weighted average cost of storage inventory at the beginning of the period, resulting in a lower weighted average cost per MMBtu sold in the consolidated statement of operations during the quarter.  The result was a net $5.4 million comparative negative impact on gross margin for the six months ended December 31, 2007.

The lower weighted average cost of natural gas storage inventory at December 31, 2007 should result in lower cost of natural gas sales in future periods.

Refinement of Revenues Estimation Methodology for Our Michigan Natural Gas Markets

During the fourth quarter of our fiscal year ended June 30, 2007, we refined our revenue estimation methodology related to customers and LDCs within our Michigan natural gas markets.  As a result of this refinement, we now defer the sales revenue and capitalize the natural gas inventories associated with delivered natural gas not yet consumed in these markets.  In contrast, these amounts were recorded as sales and cost of sales for the six months ended December 31, 2006.  Our natural gas gross margin was reduced approximately $2.1 million for the six months ended December 31, 2007, as compared with the same period in 2006, as a result of this refinement.

Realized Losses from Risk Management Activities Related to Natural Gas Inventories Not Yet Sold

As we do not perform hedge accounting, realized losses from risk management activities includes net losses related to the settlement of risk management activities associated with natural gas inventories.  Offsetting net increases in gross margin should be realized in future periods as these inventories are sold.

During the three months ended December 31, 2007, we recorded approximately $0.5 million of realized gains related to settlement of risk management activities associated with natural gas inventories, as compared to realized losses of $2.4 million for the same period in 2006, resulting in a net $2.9 million positive comparative impact on gross margin.

During the six months ended December 31, 2007 and 2006, we recorded approximately $2.5 million and $2.9 million of net realized losses, respectively, related to settlement of risk management activities associated with natural gas inventories, resulting in a net $0.4 million positive comparative impact on gross margin.

Fee Income

Our gross margin includes fee income charged to customers in Georgia and Texas for monthly service, late payment and shut-off/reconnect service.  Fee income was $0.3 million lower and $1.4 million higher for the three and six months ended December 31, 2007, respectively, as compared with the same periods in 2006.  These changes relate to lower customer counts and to the inclusion of SESCo operations for an additional month during the six months ended December 31, 2007, as compared with the same period in 2006.

Electricity Gross Profit

Electricity gross profit increased $1.6 million (151%) in the three months ended December 31, 2007 and increased $2.7 million (126%) in the six months ended December 31, 2007, as compared with the same periods in 2006.

Higher electricity sales and gross profit for the three and six months ended December 31, 2007, were primarily driven by higher electricity RCEs, which increased more than 300% from December 31, 2006 to December 31, 2007, resulting in significantly higher volume of MWhrs sold.  The main driver for higher RCEs was significant organic customer growth, which was largely due to targeted direct sales marketing activities and a wider range of products offered to customers, particularly in our Massachusetts, Connecticut and New York market areas.  Organic customer growth was also achieved from our recent entry into a new electricity market area in Connecticut.  Our acquisition of Vantage Power Services L.L.C. during the three months ended June 30, 2007 established a presence for us in Texas and added approximately 12,000 electricity RCEs.  Revenue growth was partially offset by lower gross margins per MWhr sold within the expanded customer base during the three and six months ended December 31, 2007, as compared with the same period in 2006.

Operating Expenses

Operating expenses are summarized in the following table.

			2007 versus 2006 Increase (Decrease)
Three months ended December 31	2007	2006	Amount	%
	($ in thousands)

General and administrative expenses	$15,561	$14,165	$1,396	10%
Advertising and marketing expenses	889	1,816	(927)	(51)%
Reserves and discounts	1,647	590	1,057	179%
Depreciation and amortization	7,584	6,167	1,417	23%
Total operating expenses	$25,681	$22,738	$2,943	13%

			2007 versus 2006 Increase (Decrease)
Six months ended December 31	2007	2006	Amount	%
	($ in thousands)

General and administrative expenses	$30,318	$26,140	$4,178	16%
Advertising and marketing expenses	3,060	2,503	557	22%
Reserves and discounts	2,220	1,481	739	50%
Depreciation and amortization	15,309	12,677	2,632	21%
Total operating expenses	$50,907	$42,801	$8,106	19%

General and Administrative Expenses

As a result of our acquisition of SESCo, we implemented a plan to move certain of our operations to Houston, Texas, beginning in the three months ended September 30, 2006.  During the three and six months ended December 31, 2006, we incurred $0.5 million and $1.0 million, respectively, of charges (primarily severance, retention bonuses and reimbursement of relocation costs) related to this plan.  Also during the three months ended September 30, 2006, we paid $0.6 million of bonuses to senior executives in recognition of their work in the acquisition of SESCo.  Excluding the impact of these non-recurring charges, total operating expenses increased $3.4 million (15%) and $9.7 million (23%) for the three and six months ended December 31, 2007, respectively, as compared with the same periods in 2006.

Throughout the six months ended December 31, 2007, we continued various initiatives to enhance our corporate finance, billing, accounting operations, customer service, information technology, marketing and supply functions in support of business growth experienced during the fiscal year ended June 30, 2007.  In addition, we have increased our staff headcount and incurred other costs to enhance our overall internal control environment, including our information technology and financial reporting controls.  The impacts of these initiatives include:

•      Higher staffing levels, salaries, benefits, professional fees and other general expenses from expanding our customer billing, collections and customer services functions;

•      Higher staffing levels, salaries and employee benefits expenses from enhancing our overall internal controls environment for various corporate accounting and reporting functions;

•      Higher professional fees to support our development of a formalized internal audit function and from our ongoing development of an internal controls environment that complies with the Sarbanes-Oxley Act of 2002; and

•      Higher information technology expenses related to business growth and process improvement initiatives.

In addition, we incurred an additional month of expenses during the six months ended December 31, 2007, as compared to the same period in 2006, related to the SESCo operations, which were acquired effective August 1, 2006.

Advertising and Marketing Expenses

Higher expenses for the six months ended December 31, 2007 resulted primarily from significant expenditures during the three months ended September 30, 2007 related to a multi-media campaign designed to support our direct sales activities in the Georgia market subsequent to our acquisition of SESCo.  Multi-media marketing expenditures slowed significantly during the three months ended December 31, 2007, as the Georgia campaign was completed.

During the six months ended December 31, 2007, we have shifted our marketing focus and resources towards direct sales and marketing activities.  Much of the cost associated with these marketing channels are deferred as customer acquisition costs on our consolidated balance sheet and amortized over a three year estimated benefit period.

Reserves and Discounts

Reserves and discounts include the provision for doubtful accounts ($1.7 million and $1.1 million for the six months ended December 31, 2007 and 2006, respectively) and contractual revenue-based discounts to certain LDCs ($0.4 million and $0.3 million for the six months ended December 31, 2007 and 2006, respectively).

At the end of each quarterly reporting period, we assess the adequacy of our recorded allowance for doubtful accounts in relation to the status of our aged accounts receivable and our recent collections history.  At December 31, 2006, this review resulted in an adjustment to reduce our allowance for doubtful accounts by approximately $1.1 million, which resulted in a corresponding reduction in reserves and discounts.  At December 31, 2007, this review resulted in no adjustment to amounts recorded for our allowance for doubtful accounts or reserves and discounts.  Excluding the adjustment recorded at December 31, 2006, our provision for doubtful accounts decreased $0.5 million (22%) in the six months ended December 31, 2007, as compared with the same period in 2006.  Improved collection experience on natural gas accounts receivable and a higher concentration of electricity receivables, which are generally more current balances, resulted in lower allowance requirements for doubtful accounts receivable.

Depreciation and Amortization

Depreciation and amortization expense includes depreciation of fixed assets and amortization of customer acquisition costs.  Expenses for the six months ended December 31, 2007 include an additional month of depreciation and amortization expense associated with fixed assets and customer acquisition costs from the SESCo acquisition, which was completed on August 1, 2006.  Higher balances of fixed assets and customer acquisition costs have also resulted in higher depreciation and amortization expense.

Interest Expense, net

Interest expense, net increased $1.1 million (13%) and $1.7 million (10%) for the three and six months ended December 31, 2007, respectively.

Long-term debt associated with the Senior Notes and the Denham Credit Facility primarily resulted from the SESCo acquisition, which was completed in August 2006.  We accrued only five months of interest expense related to these facilities during the six months ended December 31, 2006.  Interest expense for the six months ended December 31, 2007 includes a full six months of interest expense associated with these facilities.

We utilize interest rate swap agreements to manage exposure to interest rate fluctuations on the Senior Notes.  Mark-to-market adjustments related to these swap arrangements are recorded as an adjustment to interest expense.  Higher interest expense for the three and six months ended December 31, 2007 are partially attributable to higher mark-to-market adjustments, as compared with the same periods in 2006, which were partially offset by lower actual interest rates and payments.

Income Tax Benefit

Our effective tax rate improved to a benefit of 41.70% for the six months ended December 31, 2007 from a benefit of 38.20% for the same period in 2006.  The change in the effective tax rate is primarily due to changes in the mix and amounts of permanent tax differences between the two reporting periods.

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

During the six months ended December 31, 2007, our cash and cash equivalents decreased $88.3 million to a balance of $48.6 million at the end of the period.  Approximately $66.7 million of cash was used for operating activities during the six months ended December 31, 2007, which is consistent with our normal seasonal business cycle.  We also used cash for the following investing and financing activities:

•      $8.1 million of net cash was used to fund an $8.9 million loan to PS Energy Group, Inc. related to the GasKey Acquisition and to record net cash received from Gaskey operations;

•      $8.3 million of cash was used for investment in customer acquisition costs; and

•      $4.8 million was used to acquire outstanding Senior Notes from an existing bondholder.

There were no new issuances of debt and no material changes in the balance or status of any of our long-term debt agreements during the six months ended December 31, 2007.

Revolving Credit Facility

Under our revolving credit facility with a banking syndicate (the “Revolving Credit Facility”), MXenergy Inc. and MXenergy Electric Inc. are permitted to borrow up to the lesser of (1) $280.0 million and (2) the amount of the then applicable borrowing base.  All outstanding borrowings under our Revolving Credit Facility are due on December 19, 2008.  At December 31, 2007, the total availability under our Revolving Credit Facility was $200.0 million, of which $149.0 million was utilized in the form of outstanding letters of credit.

Borrowings under our Revolving Credit Facility generally bear interest at a fluctuating rate based upon a base rate or a Eurodollar rate plus an applicable margin.  As of December 31, 2007, the applicable margin for base rate loans was 1.00% per annum and the applicable margin for Eurodollar loans was 2.00% per annum.  As of December 31, 2007, the fees associated with issuing letters of credit were 1.75% per annum.

We did not draw any borrowings under our Revolving Credit Facility during the six months ended December 31, 2007.  We do not anticipate having to draw cash borrowings under our Revolving Credit Facility to meet our seasonal working capital requirements during our fiscal year ended June 30, 2008..

In December 2007, the agreement governing our Revolving Credit Facility was amended as follows:

•      to allow us to utilize up to $12.0 million in operating cash to acquire outstanding Senior Notes for a price equal to or less than 100% of their face value (see the caption “Senior Notes” below for additional information); and

•      to amend a debt covenant to allow (1) a reduction of the minimum consolidated working capital ratio requirement from $145.0 million to $138.5, million and (2) dollar-for-dollar adjustments to minimum consolidated working capital for:
(1) use of up to $12.0 million of cash to acquire Senior Notes; (2) repayment of any principal balances outstanding on our Denham Credit Facility using cash; and (3) cash provided from any subsequent principal draws and on the Denham Credit Facility.

The expiration date of our the Revolving Credit Facility is December 19, 2008, at which time any outstanding principal amounts will become due.  We are currently considering options for negotiating renewal of our current Revolving Credit Facility and/or for negotiating a facility with new lenders.  Although we expect that we will be able to renew or replace the existing facility, no assurances can be made that we can do so on terms that will be favorable to us in comparison with our Revolving Credit Facility.

Hedge Facility

There was no change in the status of our hedge facility with Société Générale (the “Hedge Facility”) during the six months ended December 31, 2007.  Under the Hedge Facility, we have the flexibility to either post cash collateral or issue a letter of credit as margin for the Hedge Facility.  We will not be required to post additional collateral beyond the initial margin requirements unless our forward hedged positions exceed 65,000,000 MMBtu.  At December 31, 2007, our forward hedged positions and the unrealized losses related to those positions totaled approximately 15,332,000 MMBtu and $11.9 million, respectively.

The expiration date of the Hedge Facility is August 1, 2008.  We are currently considering options for negotiating renewal of the current Hedge Facility and/or for negotiating a facility with new hedge facilitators.  Although we expect that we will be able to renew or replace the existing facility, no assurances can be made that we will be able to do so on terms that will be favorable to us in comparison with our Hedge Facility.

Senior Notes

On August 4, 2006, we issued $190.0 million aggregate principal amount of Senior Notes, which mature on August 1, 2011 and bear interest at a rate equal to LIBOR plus 7.5% per annum.  In December 2006, we purchased $12.0 million aggregate principal amount of the outstanding Senior Notes.  The interest rate on the Senior Notes was reset to 12.8125% on August 1, 2007 from its previous rate of 12.9006%.

In December 2007, we acquired $5.0 million aggregate principal amount of outstanding Senior Notes from an existing bondholder at 95.5% of par value,

plus accrued interest of $0.3 million.  Subsequent to December 31, 2007, we acquired an additional $7.0 million aggregate principal amount of Senior Notes from existing bondholders at amounts less than par value.

On or before August 1, 2009, upon an equity offering, we may redeem up to 35% of the aggregate principal amount of the Senior Notes at a price equal to 100% of the principal amount, plus a premium equal to the rate per annum on the Senior Notes outstanding on the date notice is given to redeem the Senior Notes plus accrued and unpaid interest to the redemption date.  As of December 31, 2007, we have not given notice of any intention to redeem any of the Senior Notes.

If a change of control, as defined in the indenture governing the Senior Notes, were to occur, we would be obligated to make an offer to purchase the Senior Notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the date of purchase.  If a change of control were to occur, we may not have the financial resources to repay all of our obligations under the Senior Notes.  During the six months ended December 31, 2007, there was no change in control, as defined in the indenture, which would obligate us to purchase the Senior Notes.

In August 2006, we entered into interest rate swaps to hedge the floating rate interest expense associated with the Senior Notes.  We have two primary hedge positions: (1) a $50.0 million interest rate swap that expires on August 1, 2008; and (2) an $80.0 million interest rate swap that expires on August 1, 2011.  We are currently assessing the impact that the expiration of these swaps will have on our interest expense and projected liquidity requirements.

Denham Credit Facility

In December 2007, our Denham Credit Facility agreement was amended to allow us to make principal draws until November 14, 2008.  In January 2008, we repaid the entire $11.0 million outstanding principal balance of the Denham Credit Facility, plus accrued interest.  The termination date for the Denham Credit Facility is May 19, 2009, at which time any outstanding principal balance will become due.

Commitments

During the six months ended December 31, 2007, we did not enter into any new contractual arrangements or other commitments that would result in a material use of cash from operations for the remainder of the fiscal year ending June 30, 2008 or subsequent years.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at December 31, 2007 or June 30, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

Commodity price risk is the risk of exposure to fluctuations in the price of natural gas and electricity.  There were no significant changes in our approach toward managing price risk during the six months ended December 31, 2007.

Our current risk policy requires that any underlying NYMEX position exposure in excess of $1.0 million for more than one day be properly mitigated.  During the six months ending December 31, 2007, there were no exposures greater than $1.0 million that were not properly mitigated.

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

Using our VAR model, the estimated maximum potential loss in our fixed price natural gas portfolio using our actual net open position was approximately $44,000 as of the end of each month during the three months ended December 31, 2007 and approximately $95,000 as of the end of each month during the six months ended December 31, 2007.  The estimated maximum potential loss in our fixed price natural gas portfolio using an assumed 10,000 RCE anticipatory hedge was approximately $51,500 as of the end of each month during the three months ended December 31, 2007 and approximately $95,000 as of the end of each month during the six months ended December 31, 2007.

Credit Risk

Credit risk is the risk that obligations of a hedging counterparty, receivables from an LDC, or receivables billed directly to a customer will not be paid to us when due.  There were no significant changes in our approach toward managing credit risk during the six months ended December 31, 2007.  In addition, during the six months ended December 31, 2007, there were no trends, events or transactions that had a material impact on our allowance or provision for doubtful accounts.

Interest Rate Risk

Interest rate risk is the risk of fluctuations in interest rates associated with our Senior Notes.  We entered into interest rate swap agreements to manage our exposure to interest rate fluctuations on the Senior Notes.  There were no significant changes in our approach toward managing interest rate risk during the six months ended December 31, 2007.

Based on the average outstanding amount of our variable rate indebtedness during the six months ended December 31, 2007, a one percentage point change in the interest rate, net of the effects of the interest rate swaps, would have resulted in a corresponding $0.3 million change in recorded interest expense.

Item 4T.  Controls and Procedures

We maintain a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported on a timely basis. Our Board of Directors, operating through its Audit Committee, provides oversight to the financial reporting process.

An evaluation was conducted, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report so as to alert them in a timely fashion to material information required to be disclosed in our reports filed pursuant to the Exchange Act.

There have been no changes in our internal controls or in other factors that could significantly affect internal and disclosure controls subsequent to the date that the evaluation was carried out.

We continue the process to complete a thorough review of internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).  Section 404 requires management to report on, and external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting.   As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 will be contained in our Annual Report on Form 10-K for the fiscal year ending June 30, 2008.  In accordance with current SEC guidelines, our external auditors are required to provide their initial attestation in our Annual Report on Form 10-K for the fiscal year ending June 30, 2009.  In February 2008, the SEC published a proposed amendment to these guidelines.  If the amendment is approved as proposed, it would require our external auditors to provide their initial attestation in our Annual Report on Form 10-K for the fiscal year ending June 30, 2010.

Part II.  Other Information

Item 1.  Legal Proceedings

From time to time, we are a party to claims and legal proceedings that arise in the ordinary course of business.  We do not believe that any such proceedings to which we are currently a party will have a material impact on our results of operations and financial position.

Item 1A.  Risk Factors

There are many risk factors that could materially affect our business, financial condition and results of operations.  Except as disclosed below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

We are susceptible to downturns in general economic conditions, which could have a material adverse affect on our business, results of operations and financial condition.

The natural gas and electricity industries have historically been affected by general economic downturns, including conditions within the housing market.  Periods of slowed economic activity generally result in decreased natural gas and electricity consumption, and could result in increased customer attrition.  As a consequence, national or regional recessions or downturns in economic activity that impact our industrial, commercial and residential customers could adversely affect our revenues, our collections of billed accounts receivable and our cash flows, and could restrict our future growth in certain markets, any of which could have a material adverse effect on our business, results of operations and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Employment Agreement – Jeffrey A. Mayer

On February 13, 2008, the Company entered into an employment agreement with Jeffrey A. Mayer, President and Chief Executive Officer of the Company (the “Mayer Agreement”).  The Mayer Agreement replaces a previous employment agreement dated April 1, 1999.  The initial term of the Mayer Agreement is four years and is automatically renewed for successive one-year terms unless either party gives the other 180 days’ notice that the Mayer Agreement will not be extended or if the Mayer Agreement is otherwise terminated.  Pursuant to the Mayer Agreement, Mr. Mayer will receive an annual base salary of $566,500, which may be increased from time to time by the Company, at its discretion.  In addition, Mr. Mayer’s annual target bonus shall be equal to 100% of his then current base salary, 75% of which is payable based on achievement of Company and/or individual objectives specified by the Compensation Committee and 25% of which may be awarded solely at the discretion of the Compensation Committee.  In addition, the Compensation Committee may, in its sole discretion, award Mr. Mayer an additional bonus of up to 20% of his base salary then in effect for extraordinary performance in connection with a significant business event affecting the Company.

If Mr. Mayer is terminated involuntarily and without business reasons (as such term is defined in the Mayer Agreement) or if Mr. Mayer is constructively terminated, he is entitled to receive (i) his then current base salary, any paid time off and any earned and unpaid target bonus accrued through the date of termination; (ii) a lump sum payment equal to the greater of (a) his then current base salary for a period of twelve months following the date of termination, or (b) his then current base salary for the remainder of the then current employment term; and (iii) a lump sum payment equal to (a) 100% of the target bonus for the fiscal year in which the date of termination occurs, (b) 100% of the target bonus for any full fiscal year remaining during the then applicable employment term, and (c) a pro rata portion of 100% of the target bonus being paid for the final fiscal year that begins during the then applicable employment term.  In addition, all of Mr. Mayer’s unvested stock options, restricted stock, and other equity awards shall become fully vested and all stock options that are vested and outstanding (but unexercised) on the date of termination will be cancelled and the Company will pay to Mr. Mayer, with respect to each option, an amount equal to the excess of the fair market value per share of the shares underlying such option over the exercise price of such option multiplied by the number of shares underlying such option.  In addition, Mr. Mayer’s benefits will continue for the duration of the then current employment term.

If there is a change in control (as such term is defined in the employment agreement) and either a constructive termination occurs or the Company terminates Mr. Mayer’s employment without business reasons prior to the expiration of the then current employment term, he is entitled to receive (i) his then current base salary, any paid time off, and any earned and unpaid target bonus accrued through the date of termination; (ii) a lump sum payment equal to the greater of (a) two times his then current base salary or (b) his then current base salary for the remainder of the then current employment term; (iii) a lump sum payment equal to the greater of (a) 200% of the target bonus for the fiscal year in which the termination occurs, or (b) 100% of the target bonus for the fiscal year in which the termination occurs times the number of years for the remainder of the then current employment term.  In addition, all of Mr. Mayer’s unvested stock options, restricted stock, and other equity awards shall become fully vested.

If Mr. Mayer is terminated as a result of death or disability (as such term is defined in the Mayer Agreement), he or his representative, as the case may be, is entitled to receive (i) any accrued and unpaid salary; (ii) any accrued and unpaid target bonus for a prior fiscal year; (iii) a pro rata portion of any target bonus that he would have otherwise earned during the fiscal year in which the termination occurs; and (iv) any accrued and unpaid paid time off.  Mr. Mayer’s outstanding stock options, restricted stock, and other equity arrangements shall expire in accordance with the terms of the applicable award agreements.

If Mr. Mayer voluntarily terminates his employment (other than in the case of a constructive termination), or he is terminated involuntarily for business reasons, he is entitled to receive (i) all accrued and unpaid salary, all accrued and unpaid target bonus for a prior fiscal year, and a pro rata portion of any target bonus that he would have otherwise earned during the fiscal year in which such termination occurs and (ii) all accrued but unpaid paid time off and other benefits due to him through his termination date under any Company-provided or paid plans, policies, and arrangements.  Mr. Mayer’s stock options, restricted stock, and other equity arrangements will cease vesting immediately and such awards will expire in accordance with the terms of the applicable award agreements.

If Mr. Mayer’s employment is terminated for any reason, the Company has the initial right to purchase all (but not less than all) of the common stock of the Company held by Mr. Mayer by making a written offer within 60 days of termination.  If Mr. Mayer is involuntarily terminated for any reason (including a constructive termination) other than for business reasons, but the Company does not offer to purchase his shares of common stock of the Company within 60 days of termination, Mr. Mayer has the right to cause the Company to repurchase all (but not less than all) of his common stock of the Company.  The foregoing rights terminate upon an initial public offering of the Company’s common stock.

The Mayer Agreement contains restrictive covenants imposing non-competition obligations, restricting solicitation of employees of the Company, protecting confidential information and the Company’s ownership of work product, as well as other covenants, during Mr. Mayer’s employment and for specified periods after the termination of his employment.

Employment Agreement – Chaitu Parikh

On February 13, 2008, The Company entered into an employment agreement with Chaitu Parikh, Chief Financial Officer and Senior Vice President of the Company (the “Parikh Agreement”).  The Parikh Agreement replaces a previous employment agreement dated November 1, 2002.  The initial term of the Parikh Agreement is three years and is automatically renewed for successive one-year terms unless either party gives the other 180 days’ notice that the Parikh Agreement will not be extended or if the Parikh Agreement is otherwise terminated.  Pursuant to the Parikh Agreement, Mr. Parikh will receive an annual base salary of $401,700, which may be increased from time to time by the Company, at its discretion.  In addition, Mr. Parikh’s annual target bonus shall be equal to 100% of his then current base salary, 75% of which is payable based on achievement of Company and/or individual objectives specified by the Compensation Committee and 25% of which may be awarded solely at the discretion of the Compensation Committee.  In addition, the Compensation Committee may, in its sole discretion, award Mr. Parikh an additional bonus of up to 20% of his base salary then in effect for extraordinary performance in connection with a significant business event affecting the Company.

If Mr. Parikh is terminated involuntarily and without business reasons (as such term is defined in the Parikh Agreement) or if Mr. Parikh is constructively terminated, he is entitled to receive (i) his then current base salary, any paid time off and any earned and unpaid target bonus accrued through the date of termination; (ii) a lump sum payment equal to the greater of (a) his then current base salary for a period of twelve months following the date of termination, or (b) his then current base salary for the remainder of the then current employment term; and (iii) a lump sum payment equal to (a) 100% of the target bonus for the fiscal year in which the date of termination occurs, (b) 100% of the target bonus for any full fiscal year remaining during the then applicable employment term, and (c) a pro rata portion of 100% of the target bonus being paid for the final fiscal year that begins during the then applicable employment term.  In addition, all of Mr. Parikh’s unvested stock options, restricted stock, and other equity awards shall become fully vested and all stock options that are vested and outstanding (but unexercised) on the date of termination will be cancelled and the Company will pay to Mr. Parikh, with respect to each option, an amount equal to the excess of the fair market value per share of the shares underlying such option over the exercise price of such option multiplied by the number of shares underlying such option.  In addition, Mr. Parikh’s benefits will continue for the duration of the then current employment term.

If there is a change in control (as such term is defined in the employment agreement) and either a constructive termination occurs or the Company terminates Mr. Parikh’s employment without business reasons prior to the expiration of the then current employment term, he is entitled to receive (i) his then current base salary, any paid time off, and any earned and unpaid target bonus accrued through the date of termination; (ii) a lump sum payment equal to the greater of (a) two times his then current base salary or (b) his then current base salary for the remainder of the then current employment term; (iii) a lump sum payment equal to the greater of (a) 200% of the target bonus for the fiscal year in which the termination occurs, or (b) 100% of the target bonus for the fiscal year in which the termination occurs times the number of years for the remainder of the then current employment term.  In addition, all of Mr. Parikh’s unvested stock options, restricted stock, and other equity awards shall become fully vested.

If Mr. Parikh is terminated as a result of death or disability (as such term is defined in the Parikh Agreement), he or his representative, as the case may be, is entitled to receive (i) any accrued and unpaid salary; (ii) any accrued and unpaid target bonus for a prior fiscal year; (iii) a pro rata portion of any target bonus that he would have otherwise earned during the fiscal year in which the termination occurs; and (iv) any accrued and unpaid paid time off.  Mr. Parikh’s outstanding stock options, restricted stock, and other equity arrangements shall expire in accordance with the terms of the applicable award agreements.

If Mr. Parikh voluntarily terminates his employment (other than in the case of a constructive termination), or he is terminated involuntarily for business reasons, he is entitled to receive (i) all accrued and unpaid salary, all accrued and unpaid target bonus for a prior fiscal year, and a pro rata portion of any target bonus that he would have otherwise earned during the fiscal year in which such termination occurs and (ii) all accrued but unpaid paid time off and other benefits due to him through his termination date under any Company-provided or paid plans, policies, and arrangements.  Mr. Parikh’s stock options, restricted stock, and other equity arrangements will cease vesting immediately and such awards will expire in accordance with the terms of the applicable award agreements.

If Mr. Parikh’s employment is terminated for any reason, the Company has the initial right to purchase all (but not less than all) of the common stock of the Company held by Mr. Parikh by making a written offer within 60 days of termination.  If Mr. Parikh is involuntarily terminated for any reason (including a constructive termination) other than for business reasons, but the Company does not offer to purchase his shares of common stock of the Company within 60 days of termination, Mr. Parikh has the right to cause the Company to repurchase all (but not less than all) of his common stock of the Company.  The foregoing rights terminate upon an initial public offering of the Company’s common stock.

The Parikh Agreement contains restrictive covenants imposing non-competition obligations, restricting solicitation of employees of the Company, protecting confidential information and the Company’s ownership of work product, as well as other covenants, during Mr. Parikh’s employment and for specified periods after the termination of his employment.

Item 6.  Exhibits

The exhibits filed as part of this Quarterly Report are listed in the exhibit index immediately preceding such exhibits, which is incorporated herein by reference.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 14, 2008	MXENERGY HOLDINGS INC.
(Registrant)

/s/ Jeffrey A. Mayer
Jeffrey A Mayer
President and Chief Executive Officer
(Principal executive officer)

Date:	February 14, 2008	/s/ Chaitu Parikh
Chaitu Parikh
Chief Financial Officer
(Principal financial officer and principal accounting officer)

Exhibit Number	Title
2.1	Asset Purchase Agreement, dated as of May 12, 2006, by and between MXenergy Inc. and Shell Energy Services Company L.L.C. (1)
2.2	First Amendment to Asset Purchase Agreement and Acknowledgement, dated as of July 28, 2006, by and between MXenergy Inc. and Shell Energy Services Company L.L.C. (1)
2.3	Asset Purchase Agreement, dated November 9, 2007 by and between PS Energy Group, Inc. and MXenergy Inc. (2)
2.4	First Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of December 31, 2007, by and between PS Energy Group, Inc. and MXenergy Inc.*
2.5	Second Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of January 10, 2008, by and between PS Energy Group, Inc. and MXenergy Inc.*
2.6	Third Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of December 31, 2007, by and between PS Energy Group, Inc. and MXenergy Inc.*
2.7	Fourth Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of January 14, 2008, by and between PS Energy Group, Inc. and MXenergy Inc.*
2.8	Fifth Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of January 15, 2008, by and between PS Energy Group, Inc. and MXenergy Inc.*
2.9	Sixth Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of January 22, 2008, by and between PS Energy Group, Inc. and MXenergy Inc.*
3.1	Amended and Restated Certificate of Incorporation of Mxenergy Holdings Inc. (1)
3.2	Second Amended and Restated Bylaws of Mxenergy Holdings Inc. *
4.1

Indenture dated as of August 4, 2006 by and among Mxenergy Holdings Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, related to Mxenergy’s Floating Rate Senior Notes due 2011(1)

4.2

Supplemental Indenture, dated as of August 1, 2007, by and among MXenergy Holdings Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, related to MXenergy’s Floating Rate Senior Notes due 2011(3)

4.3	Form of Senior Floating Rate Note due 2011 (included in Exhibit 4.1) (1)
4.4

Registration Rights Agreement, dated as of August 4, 2006, by and among MXenergy Holdings Inc., the guarantors named therein and Deutsche Bank Securities Inc. and Morgan Stanley & Co. Incorporated, as initial purchasers(1)

10.1

First Amended and Restated Credit Agreement, dated as of August 1, 2006, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, lenders party thereto and Société Générale, as administrative agent, syndication agent, lead arranger and sole bookrunner(1)

10.2

First Amendment to First Amended and Restated Credit Agreement, dated as of April 6, 2007, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto(1)

10.3

Second Amendment to First Amended and Restated Credit Agreement, dated as of December 17, 2007, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto*

10.4

First Amended and Restated Pledge Agreement, dated as of August 1, 2006, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale(1)

10.5

First Amended and Restated Security Agreement, dated as of August 1, 2006, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale(1)

10.6

Amended and Restated Loan Agreement, dated as of November 14, 2003, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.7

Amended and Restated Security Agreement, dated as of November 14, 2003, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.8

Amendment No. 1 to Amended and Restated Loan Agreement, dated as of March 22, 2004, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.9

Amendment No. 2 to Amended and Restated Loan Agreement and Amendment No. 1 to Amended and Restated Security Agreement, dated as of December 19, 2005, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.10

Amendment No. 3 to Amended and Restated Loan Agreement and Amendment No. 2 to Amended and Restated Security Agreement, dated as of August 1, 2006, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.11	Amendment No. 4 to Amended and Restated Loan Agreement, dated as of January 9, 2008, by and between Denham Commodity Partners Fund LP and MXenergy Inc.*
10.12

Subordination and Intercreditor Agreement, dated as of December 19, 2005, by and among Société Générale and certain counterparties, Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP), MXenergy Holdings Inc., MXenergy Inc., MXenergy Electric Inc. and certain of their respective subsidiaries and Virginia Power Energy Marketing, Inc. (1)

10.13

Amendment No. 1 to Subordination and Intercreditor Agreement, dated as of August 1, 2006, by and among Société Générale and certain counterparties, Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP), MXenergy Holdings Inc., MXenergy Inc. and certain of their respective subsidiaries(1)

10.14	Amended and Restated Energy Marketing Agreement, dated as of December 15, 2005, by and between Virginia Power and Energy Marketing, Inc. and MXenergy Inc. (1)
10.15	Letter Agreement, dated as of February 28, 2006, relating to Amended and Restated Energy Marketing Agreement(1)
10.16	Letter Agreement, dated as of July 11, 2006, relating to Amended and Restated Energy Marketing Agreement(1)
10.17	Master Transaction Agreement, dated as of August 1, 2006, by and among MXenergy Inc., MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale(1)
10.18	First Amendment to Master Transaction Agreement, dated as of April 6, 2007, by and among MXenergy Inc., MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale(1)
10.19

Second Amendment to Master Transaction Agreement, dated as of December 17, 2007, by and among MXenergy Inc., MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale*

10.20

Third Amended and Restated Stockholders’ Agreement, dated as of June 25, 2004, by and among MXenergy Inc., Charter Mx LLC, Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC), Jeffrey A. Mayer, Carole R. Artman-Hodge, Daniel P. Burke and certain other investors party thereto(1)

10.21

Registration Rights Agreement dated as of June 25, 2004 by and among MXenergy Inc., Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC), Charter Mx LLC, Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P., Greenhill Capital, L.P., Jeffrey A. Mayer, Carole R. Artman-Hodge and Daniel P. Burke, Sr. (1)

10.22	Transition Services Agreement, dated as of August 1, 2006, by and between MXenergy Inc. and Shell Energy Services Company L.L.C. (1)
10.23	Employment Agreement, dated as of April 1, 1999, by and between MXenergy Inc. and Jeffrey Mayer(1)
10.24	Employment Agreement, dated as of February 13, 2008, by and between MXenergy Inc. and Jeffrey Mayer*
10.25	Employment Agreement, dated as of August 4, 2006, by and between MXenergy Inc. and Steven Murray(1)
10.26	Employment Agreement, dated as of April 1, 1999, by and between MXenergy Inc. and Carole R. (“Robi”) Artman- Hodge(1)
10.27	Employment Agreement, dated as of November 11, 2002, by and between MXenergy Inc. and Chaitu Parikh(1)
10.28	Employment Agreement, dated as of February 13, 2008, by and between MXenergy Inc. and Chaitu Parikh*
10.29	Employment Agreement, dated as of October 19, 2005, by and between MXenergy Inc. and Charles Cavin(1)
10.30	Employment Agreement, dated as of May 1, 2000, by and between MXenergy Inc. and Emmett Capanna(1)
10.31	Employment Agreement, dated as of December 24, 2004, by and between MXenergy Inc. and Thomas Hartmann(1)
10.32	Employment Agreement, dated as of June 13, 2007, by and between MXenergy Inc. and Gina Goldberg (4)
10.33	Employment Agreement, dated as of August 14, 2006, by and between MXenergy Inc. and Robert Werner(4)
10.34	2001 Stock Option Plan, as amended(1)
10.35	2003 Stock Option Plan, as amended(1)
10.36	2006 Equity Incentive Compensation Plan(1)
10.37	Form of Award Agreement under 2001 Stock Option Plan(1)

10.38	Form of Award Agreement under 2003 Stock Option Plan(1)
10.39	Form of Stock Option Award Agreement under 2006 Equity Incentive Compensation Plan(1)
10.40	Financial Advisory Agreement, dated as of May 1, 2007, by and between MXenergy Inc. and Greenhill & Co., LLC(1)
10.41	Promissory Note, dated May 12, 2005, by Daniel Bergstein in favor of MXenergy Inc. (1)
10.42	Promissory Note, dated May 12, 2005, by JED Communications Associates, Inc. in favor of MXenergy Inc.(1)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*†

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

(1)   Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-138425) declared effective on April 30, 2007.

(2)   Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2007.

(3)   Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 7, 2007.

(4)   Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.