Form 10-Q
period 2008-03-31
MxEnergy Holdings Inc
filed 2008-05-16
CIK 1375814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                         Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of April 30, 2008, there were 3,603,600 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: None

MXENERGY HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

•                  our post acquisition integration of acquired businesses;

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

Item 1 – Financial Statements

MXENERGY HOLDINGS INC.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

	March 31, 2008	June 30, 2007

Assets
Current assets:
Cash and cash equivalents	$52,591	$136,942
Restricted cash	585	1,050
Accounts receivable, net of allowance for doubtful accounts of $6,358 and $5,259, respectively	161,867	48,321
Natural gas inventories	13,630	56,547
Current portion of unrealized gains from risk management activities	15,999	50
Income taxes receivable	2,184	351
Deferred income taxes	4,527	9,136
Other current assets	3,495	5,311
Total current assets	254,878	257,708
Unrealized gains from risk management activities	3,832	—
Goodwill	3,810	3,810
Customer acquisition costs, net of accumulated amortization of $55,564 and $38,752, respectively	43,203	38,954
Fixed assets, net	11,453	17,849
Deferred income taxes	14,162	9,754
Other assets, net	5,144	7,569
Total assets	$336,482	$335,644

Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$35,071	$31,528
Accrued commodity purchases	51,071	31,297
Current portion of unrealized losses from risk management activities	2,961	17,074
Deferred revenue	6,422	11,787
Deferred income taxes	6,289	—
Total current liabilities	101,814	91,686
Unrealized losses from risk management activities	4,613	3,586
Deferred income taxes	1,507	—
Long-term debt:
Floating Rate Senior Notes due 2011	162,441	174,364
Denham Credit Facility	—	11,040
Total long-term debt	162,441	185,404
Total liabilities	270,375	280,676

Redeemable convertible preferred stock ($31 million redemption value)	29,357	29,357

Commitments and contingencies (Note 16)	—	—

Stockholders’ equity:
Common stock, par value $0.01, 10,000,000 shares authorized; 3,603,600 and 3,404,277 shares issued and outstanding, respectively	36	34
Additional paid-in capital	22,989	21,367
Unearned stock compensation	—	(22)
Accumulated other comprehensive loss	(171)	(129)
Retained earnings	13,896	4,361
Total stockholders’ equity	36,750	25,611
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$336,482	$335,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2007

Sales of natural gas and electricity	$334,102	$311,057
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	278,834	238,593
Realized losses from risk management activities	3,958	7,220
Unrealized gains from risk management activities	(35,027)	(28,927)
	247,765	216,886
Gross profit	86,337	94,171

Operating expenses:
General and administrative expenses	17,563	16,380
Advertising and marketing expenses	870	899
Reserves and discounts	2,270	2,402
Depreciation and amortization	8,333	8,722
Total operating expenses	29,036	28,403

Operating profit	57,301	65,768
Interest expense, net of interest income of $574 and $702, respectively	9,803	9,823
Income before income tax expense	47,498	55,945
Income tax expense	(22,396)	(21,357)
Net income	$25,102	$34,588

	Nine Months Ended March 31,
	2008	2007

Sales of natural gas and electricity	$601,604	$592,289
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	491,906	461,420
Realized losses from risk management activities	19,127	26,253
Unrealized (gains) losses from risk management activities	(39,041)	12,989
	471,992	500,662
Gross profit	129,612	91,627

Operating expenses:
General and administrative expenses	47,881	42,519
Advertising and marketing expenses	3,930	3,403
Reserves and discounts	4,490	3,883
Depreciation and amortization	23,642	21,398
Total operating expenses	79,943	71,203

Operating income	49,669	20,424
Interest expense, net of interest income of $3,184 and $1,838, respectively	28,871	27,163
Income (loss) before income tax (expense) benefit	20,798	(6,739)
Income tax (expense) benefit	(11,263)	2,588
Net income (loss)	$9,535	$(4,151)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Nine Months Ended March 31, 2008
	Common Stock Par Value	Additional Paid-in Capital	Unearned Stock Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at June 30, 2007	$34	$21,367	$(22)	$(129)	$4,361	$25,611
Issuance of common stock	2	1,337	—	—	—	1,339
Unamortized stock compensation	—	(829)	829	—	—	—
Stock compensation expense	—	1,839	—	—	—	1,839
Tax benefit on issuance of common stock from options	—	804	—	—	—	804
Amortization of stock compensation	—	—	(807)	—	—	(807)
Purchase and cancellation of treasury shares	—	(1,529)	—	—	—	(1,529)
Comprehensive income
Net income	—	—	—	—	9,535	9,535
Foreign currency translation	—	—	—	(42)	—	(42)
Total comprehensive income						9,493
Balance at March 31, 2008	$36	$22,989	$—	$(171)	$13,896	$36,750

	Nine Months Ended March 31, 2007
	Common Stock Par Value	Additional Paid-in Capital	Unearned Stock Compensation	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity

Balance at June 30, 2006	$34	$17,355	$(115)	$(40)	$18,15959	$35,393
Unamortized stock compensation	—	3,017	(3,017)	—	—	—
Stock compensation expense	—	1,295	—	—	—	1,295
Amortization of stock compensation	—	—	3,081	—	—	3,081
Purchase and cancellation of treasury shares	—	(173)	—	—	—	(173)
Comprehensive loss:
Net loss	—	—	—	—	(4,151)	(4,151)
Foreign currency translation	—	—	—	28	—	28
Total comprehensive loss						(4,123)
Balance at March 31, 2007	$34	$21,494	$(51)	$(12)	$14,008	$35,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2008	2007

Operating activities
Net income (loss)	$9,535	$(4,151)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gains) losses from risk management activities	(39,041)	12,989
Stock compensation expense	1,032	4,376
Depreciation and amortization	23,639	21,398
Net deferred tax liability (benefit)	7,995	(14,008)
Unrealized losses on interest rate swaps and amortization of deferred financing fees	11,755	7,295
Amortization of customer contracts acquired	(382)	11,835
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash	465	102
Accounts receivable	(104,374)	(83,592)
Natural gas inventories	44,068	34,157
Income taxes receivable	(1,833)	5,535
Margin deposit on hedge facility	—	(25,000)
Option premiums	428	1,834
Other assets	1,925	1,041
Accounts payable and accrued liabilities	15,554	55,028
Deferred revenue	(5,366)	1,485
Net cash (used in) provided by operating activities	(34,600)	30,324

Investing activities
Loan to PS Energy Group, Inc.	(8,983)	—
Repayment of loan to PS Energy Group, Inc.	8,983	—
Purchase of assets of GasKey	(12,049)	—
Purchase of assets of SESCo	—	(126,044)
Deposit on SESCo asset purchase agreement and other capitalized costs	—	3,348
Customer acquisition costs	(14,825)	(4,913)
Purchases of fixed assets	(445)	(1,527)
Net cash used in investing activities	(27,319)	(129,136)

Financing activities
Debt financing costs	—	(9,345)
Proceeds from Denham Credit Facility	—	23,040
Repayment of Denham Credit Facility	(11,040)	(12,000)
Proceeds from bridge loan	—	190,000
Repayment of bridge loan	—	(190,000)
Proceeds from Senior Notes	—	185,250
Repurchases of Senior Notes	(12,006)	(11,723)
Proceeds from other loans	—	6,000
Repayment of other loans	—	(6,000)
Issuance of common stock related to exercise of warrants and options	387	—
Issuance of common stock related to other executive compensation	952	—
Purchase and cancellation of treasury shares, net of tax benefit	(725)	(173)
Net cash (used in) provided by financing activities	(22,432)	175,049
Net (decrease) increase in cash and cash equivalents	(84,351)	76,237
Cash and cash equivalents at beginning of period	136,942	6,093
Cash and cash equivalents at end of period	$52,591	$82,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1.   Organization and Basis of Presentation

MXenergy Holdings Inc. (“Holdings”) was incorporated in Delaware on January 24, 2005 as part of a corporate reorganization which was completed during the fiscal year ended June 30, 2005.  The two principal operating subsidiaries of Holdings are MXenergy Inc. and MXenergy Electric Inc. which are engaged in the marketing and supply of natural gas and electricity, respectively.  Holdings and all of its subsidiaries (collectively, the “Company”) operate in 39 market areas located in 14 states in the United States (the “U.S.”) and in the provinces of Ontario and British Columbia in Canada.  The largest market concentration is in Georgia, which represents approximately 40% of natural gas revenues as of March 31, 2008.

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

Note 2.   New Accounting Pronouncements

Accounting Pronouncements Adopted During the Nine Months Ended March 31, 2008

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

Accounting Pronouncements Not Yet Adopted as of March 31, 2008

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 establishes a single authoritative definition of fair value, establishes a framework for measuring fair value, and requires additional disclosures regarding fair value measurements.  The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is permitted only if no annual or interim financial statements have been issued for the earlier periods.  The Company is currently evaluating the impact that adoption of SFAS No. 157 will have, if any, on its financial position and results of operations.

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

The Company is currently evaluating the provisions of SFAS No. 141(R) and SFAS No. 160 to determine their likely impact on the accounting and reporting for acquisitions, if any.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 requires companies with derivative instruments to disclose information that would enable readers of financial statements to understand: 1) how and why a company uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under U.S. GAAP; and 3) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  SFAS No. 161 must be applied prospectively for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008.  The Company intends to apply the provisions of SFAS No. 161 beginning with its fiscal year beginning July 1, 2009.  The Company is currently evaluating the impact that adoption of SFAS No. 161 will have, if any, on its financial statement disclosures.

Note 3.   Acquisitions

Acquisition of the GasKey Division of PS Energy Group, Inc.

On January 22, 2008, the Company completed the acquisition of substantially all of the retail natural gas assets of PS Energy Group, Inc., including the natural gas customer contracts and rights to the brand name of their GasKey division (the “GasKey Acquisition”).  Nearly all of the customers served under such contracts are located in Georgia.  Most of the natural gas volumes are consumed by commercial customers.  Although the Company acquired approximately 60,000 residential customer equivalents (“RCEs”, each representing a natural gas customer with a standard consumption of 100 MMBtus per year or an electricity customer with a standard consumption of 10MWhrs per year), attrition is anticipated within the portfolio of accounts acquired, as is typical for this type of transaction.

Pursuant to the terms of the related Asset Purchase Agreement, the Company purchased the GasKey net assets for a base amount of approximately $4.3 million, plus working capital, plus contingent consideration payable for volumes consumed on customer contracts acquired.  The final purchase price is subject to certain adjustments in accordance with the terms and conditions of such Asset Purchase Agreement.  The Company also assumed certain liabilities related to the GasKey assets.

Regulatory approval for the GasKey Acquisition was received in January 2008.  The Company recorded the transaction as a purchase business combination as of January 1, 2008.  The total purchase price was paid from the Company’s available cash balance.  The assets acquired and related operations represent less than 10% of the Company’s consolidated assets and operations.

Pursuant to the Asset Purchase Agreement, the Company assumed the economic benefit and risk associated with the GasKey net assets effective November 1, 2007.  During the period from November 1, 2007 to December 31, 2007, the Company extended $13.6 million of credit to PS Energy Group, Inc., of which $9.0 million was loaned directly to PS Energy Group, Inc. and $4.6 million represented collateral and guarantees funded by the Company to fulfill local distribution company (“LDC”) requirements related to the GasKey business.  Also during this period, the Company recorded cash receipts from accounts receivable, cash payments for natural gas inventory purchases, certain operating expenditures, and other operating

cash activity related to the assets acquired and liabilities assumed in the GasKey Acquisition.   The $9.0 million loan to PS Energy Group, Inc. was repaid on the closing date.

The total purchase price has been adjusted to reflect the operating activity recorded in the GasKey deferred assets account from November 1, 2007 through December 31, 2007 (the “adjusted purchase price”).  The Company has allocated the adjusted purchase price to the net assets acquired at their fair values on January 1, 2008.  The initial allocation of the adjusted purchase price, as summarized in the following table, is considered to be preliminary, and still subject to final evaluation of the value assigned to the customer acquisition costs.

GasKey Acquisition - Purchase Price Allocation	Initial Allocation (January 1, 2008)
(in thousands)
Accounts receivable	$9,171
Natural gas inventories	1,151
Customer acquisition costs (1)	6,221
Customer contract assets (2)	750
Other assets	1,830
Customer contract liabilities (3)	(1,250)
Accounts payable and accrued liabilities	(5,824)
Adjusted purchase price	$12,049

(1)   Customer acquisition costs are being amortized over an estimated average customer life of three years.

(2)   Represents customer and supply contracts acquired that had contract terms above market rates at the date of acquisition.  Such amounts are amortized through cost of natural gas and electricity sold as the Company makes delivery under the contracts.

(3)   Represents customer and supply contracts acquired that had contract terms below market rates at the date of acquisition.  Such amounts are amortized through cost of natural gas and electricity sold as the Company makes delivery under the contracts.

SESCo Acquisition

In August 2006, the Company completed its acquisition of the assets of Shell Energy Services Company L.L.C. (“SESCo”).  Refer to Note 3 of the consolidated financial statements included in the Company’s 2007 Form 10-K for additional information regarding the SESCo acquisition.

The following unaudited pro forma financial information for the nine months ended March 31, 2007 assumes the SESCo acquisition occurred on July 1, 2006.  The pro forma information is not necessarily indicative of the results that would have been obtained had the SESCo acquisition occurred on such date nor is it necessarily indicative of future results.

Nine Months Ended March 31, 2007
(in thousands)
Sales of natural gas	$608,489
Net loss	$(767)

During August 2006, the Company utilized a bridge loan from two investment banks to finance the SESCo acquisition.  The bridge loan was repaid with proceeds from the sale of $190.0 million aggregate principal amount of the Company’s Floating Rate Senior Notes due 2011 (the “Senior Notes”).  Fees and interest of $0.8 million associated with the bridge loan were charged to interest expense during the nine months ended March 31, 2007.

Vantage Acquisition

On May 17, 2007, the Company acquired substantially all of the assets of Vantage Power Services, L.P. (“Vantage”) and began supplying power to approximately 12,000 former electricity RCEs of Vantage in and around Houston, Dallas/Ft. Worth and Corpus Christi, Texas.  Refer to Note 3 of the consolidated financial statements included in the Company’s 2007 Form 10-K for additional information regarding the Vantage acquisition.  The preliminary purchase price of $0.7 million was allocated based upon the estimated fair value of the net assets acquired at the date of acquisition.  The final allocation, which will be based upon internal valuations and actual results, is expected to be completed during the fourth quarter of the Company’s fiscal year ending June 30, 2008.  Vantage is also eligible to receive contingent consideration, which is addressed in Note 17 of these condensed consolidated financial statements.

Note 4.   Seasonality of Operations

Weather conditions have a significant impact on customer demand and on the price of natural gas and electricity.  Sales of natural gas represented 91% of total sales for the nine months ended March 31, 2008 and 97% of total sales for both the nine months ended March 31, 2007 and the fiscal year ended June 30, 2007.  Customer demand and the price of natural gas expose the Company to a high degree of seasonality in sales, cost of sales, billings to customers, inventory requirements and cash flows.  The Company utilizes a considerable amount of cash from operations to fund accounts receivable, inventory purchases and other working capital requirements during the months of April through October each calendar year.  The majority of natural gas deliveries occur during the months of November through March of each calendar year.  The decreases in cash and natural gas inventories and the increases in accounts receivable and certain current liabilities from June 30, 2007 to March 31, 2008 resulted primarily from normal seasonal activity.

Customers who choose to be on budget billing plans and certain LDCs who pay upon delivery of natural gas rather than at the time of consumption will result in timing differences between the billing and collection of accounts receivable and the recording of revenues.  Deferred revenue reflected as current liabilities generally increases when amounts are billed to customers for natural gas not yet consumed, which typically occurs during the months of April through October of each calendar year for customers that are on a budget billing plan or those LDCs that pay for gas upon delivery.  The deferred revenues are typically realized as sales in the consolidated statement of operations during the months of November through March when consumption generally exceeds amounts billed or delivered.  Deferred revenue balances at March 31, 2008 and June 30, 2007 reflect normal seasonal customer demand.

Note 5.   Accounts Receivable, net

The months of November through March of each fiscal year are generally a period of high customer demand for natural gas.  Billed and unbilled accounts receivable generally increase significantly during these months.  Revenues applicable to gas and electricity consumed by customers, but not yet billed to customers under the LDC’s monthly cycle billing method, are estimated and accrued as revenues and accounts receivable.  Unbilled accounts receivable were $58.6 million and $14.3 million at March 31, 2008 and June 30, 2007, respectively.

At the end of each quarterly reporting period, the Company assesses the adequacy of its recorded allowance for doubtful accounts in relation to the status of aged accounts receivable and recent collections history.  At March 31, 2008, this review resulted in an adjustment to reduce the allowance for doubtful accounts by approximately $0.8 million, which resulted in a corresponding reduction in reserves and discounts.  At March 31, 2007, this review resulted in an adjustment to reduce to the allowance for doubtful accounts and reserves and discounts by $0.3 million.

Note 6.  Natural Gas Inventories and Deferred Revenue Related to Michigan Markets

During the three months ended March 31, 2007, as a result of the Company’s expectation that the settlement of commodity consumption and related revenues with LDCs in the Michigan natural gas markets would be material, the Company recorded the impact of refining its revenue estimation methodology related to customers and LDCs within those markets.  As a result of this refinement, the Company now defers the sales revenue and records the natural gas inventory for delivered natural gas not yet consumed in these markets.  In contrast, these amounts were recorded as sales and cost of sales for the six months ended December 31, 2006.  The Company’s natural gas gross profit was approximately $6.4 million higher for the three months ended March 31, 2007 as a result of this refinement.

At March 31, 2008 and 2007, as a result of this refinement, there was $3.2 million and $5.1 million, respectively, of natural gas inventories related to the Michigan natural gas markets recorded on the Company’s consolidated balance sheet.  There was no deferred revenue related to the Michigan natural gas markets recorded at either balance sheet date, as March 31 represents the end of the annual cycle within the Michigan markets.

Note 7.   Commodity Derivatives and Hedging Activities

Commodity Hedging Activities

The Company has a risk management policy that is intended to insulate it from changes in the price of natural gas and electricity.  Under this policy, the Company hedges a minimum of 100% of anticipated natural gas commodity purchases required to meet expected customer demand for all accounts served under fixed price contracts (up to 110% in the winter months with respect to customer demand in certain gas utilities with daily balancing requirements).  For electricity, the Company hedges 100% of anticipated commodity purchases required to meet expected customer demand for those periods where prices have been fixed.  The Company has elected not to designate any of the derivative instruments as hedges under

U.S. GAAP, and accordingly, any changes in fair value are adjusted through unrealized gains or losses from risk management activities in the consolidated statements of operations.

Although the Company engages in hedging activities with various counterparties, the Company utilizes a facility with Société Générale as its primary hedge facility for natural gas (the “Hedge Facility”; refer to Note 4 of the consolidated financial statements included in the Company’s 2007 Form 10-K for additional information).  Under the Hedge Facility, the Company utilizes New York Mercantile Exchange (“NYMEX”) referenced over-the-counter swaps, basis price swaps and options to hedge the risk of variability in the cost of natural gas.  The Hedge Facility is secured by a first lien on customer contracts and by a second lien on substantially all other assets of the Company.  The Company posted an initial balance of $25.0 million in cash collateral (obtained from proceeds from the sale of the Senior Notes) for potential negative mark-to-market changes in the value of the forward hedge position.  Under the Hedge Facility, the Company has the flexibility to post either cash collateral or issue a letter of credit as margin for the Hedge Facility.  Within the defined volumetric limits of the Hedge Facility, the Company will not be required to post additional collateral beyond the initial margin requirements.  At March 31, 2008, the Company utilized a $25.0 million letter of credit as margin under the Hedge Facility.  In April 2008, the Company replaced the letter of credit with cash collateral of $25.0 million.

The agreement governing the Hedge Facility was amended effective March 1, 2008, as follows:

•      Prior to March 1, 2008, the Company was not required to post additional collateral beyond the initial margin requirements unless the amount of NYMEX referenced forward swap hedge positions exceeded 65,000,000 MMBtu. As a result of an amendment to the agreement governing the Hedge Facility, effective March 1, 2008, the Company will not be required to post additional collateral unless its NYMEX referenced forward swap hedge positions exceed 35,000,000 MMBtus.

•      Certain financial covenants were also amended.  The financial covenants, as amended, are the same as those included in the agreement governing the Revolving Credit Facility (refer to Note 12).

The Company also utilizes swaps and fixed price contracts with various counterparties to hedge the variability in the cost of electricity.

The Company’s risk management policy prohibits speculative trading activities.

Interest Rate Swaps

In August 2006, the Company entered into two interest rate swaps to hedge the floating rate interest expense on the Senior Notes:  (1) a $50.0 million swap that expires on August 1, 2008; and (2) an $80.0 million swap that expires on August 1, 2011.  During the three months ended March 31, 2008, the Company entered into a $30.0 million swap that expires on August 2, 2010.  All swaps are fixed-for-floating and settle against the six-month LIBOR rate.  None of the interest rate swaps have been designated as a hedge under SFAS No. 133 and, accordingly, changes in the market value of the interest rate swaps are charged directly to interest expense.  The additional interest expense associated with changes in the market value of these swaps was $2.5 million and $0.4 million for the three months ended March 31, 2008 and 2007, respectively, and $6.2 million and $2.4 million for the nine months ended March 31, 2008 and 2007, respectively.

Note 8.   Goodwill

The Company’s recorded goodwill relates to the SESCo acquisition (refer to Note 3).  The Company will test its goodwill for impairment on an annual basis, beginning in the fourth quarter of the fiscal year ending June 30, 2008, or when events or changes in circumstances may indicate an impairment of goodwill exists.  During the nine months ended March 31, 2008, there were no material events, transactions or changes in circumstances which warranted consideration for their impact on the recorded carrying value assigned to goodwill.

Note 9.   Income Taxes

The Company’s effective tax rate was a charge of 47.2% and 38.2% for the three months ended March 31, 2008 and 2007, respectively.  The effective tax rate was a charge of 54.2% and a benefit of 38.4% for the nine months ended March 31, 2008 and 2007, respectively.  The changes in the effective tax rate are due to the following items:

•      During the three months ended March 31, 2008, the Company identified an uncertain tax position related to deduction of interest expense for state tax purposes.  In accordance with FIN No. 48, the Company recorded a reserve adjustment against this item during the period, which increased the effective rate by 5.8% for the three and nine months ended March 31, 2008.

•      An increase in the effective rate of 1.7% and 3.9% for the three and nine months ended March 31, 2008, respectively, related to the Company’s filing of 2007 state tax returns resulting in increased tax expense of $0.8 million; and

•      An increase in the effective rate of 1.5% and 6.1% for the three and nine months ended March 31, 2008, respectively, primarily due to changes in the mix and amounts of permanent differences.

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

The Company recognizes accrued interest and penalties related to income tax liabilities as accrued liabilities in the consolidated balance sheet and interest expense in the consolidated statement of operations.  As of July 1, 2007, the Company had accrued approximately $0.2 million for potential interest and penalties for the uncertain tax position related to the settlement of derivatives described below.  Most of this amount was paid in the third quarter of 2008.

As of July 1, 2007, the Company had an uncertain tax position related to the settlement of derivatives used as commodity hedges during fiscal years ended June 30, 2005 and 2004.  During the nine months ended March 31, 2008, the Company filed an amended return for 2004.  The Company intends to file amended tax returns for 2005 prior to June 30, 2008.  The Company had previously accrued a current tax liability of $0.8 million at June 30, 2007, which was paid upon the filing of the amended 2004 tax return.

Also at July 1, 2007, the Company had an uncertain tax position for a compensation related timing issue.  At July 1, 2007, the amount of unrecognized tax benefit was $0.9 million.  There was no change to this amount during the three or nine months ended March 31, 2008.  The Company does not expect this item to be settled within the next twelve months.  There is no change in the effective tax rate as a result of this item.

During the nine months ended March 31, 2008, the Company identified an uncertain tax position related to interest expense deductions.  This position relates to certain state income tax returns filed for the fiscal year ended June 30, 2007 and to the state income tax provision recorded for the nine months ended March 31, 2008.  At March 31, 2008, the amount of the unrecognized tax benefit was $ 1.7 million.  The Company expects that the unrecognized tax benefit will be reduced within the next twelve months due to payments of state tax liability.

Note 10.  Customer Acquisition Costs, Net

The Company acquires customer contracts through bulk acquisitions and business combinations.  These costs are capitalized and generally amortized over the estimated three-year average life of a customer.  Direct sales and advertising costs, which consist primarily of door-to-door marketing and hourly-based telemarketing costs incurred through independent third parties, and which are associated with proven customer generation, are capitalized and amortized over the estimated average life of a customer.  All other advertising and marketing costs incurred by the Company are expensed as incurred and recorded in advertising and marketing expenses.

Customer acquisition costs and related accumulated amortization are summarized in the following tables.

	March 31, 2008
	Gross Book Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer contracts acquired	$73,581	$47,521	$26,060
Direct sales and advertising costs	25,186	8,043	17,143
Total customer acquisition costs	$98,767	$55,564	$43,203

	June 30, 2007
	Gross Book Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer contracts acquired	$65,497	$35,207	$30,290
Direct sales and advertising costs	12,209	3,545	8,664
Total customer acquisition costs	$77,706	$38,752	$38,954

Amortization expense relating to capitalized customer acquisition costs was $6.0 million and $6.5 million for the three months ended March 31, 2008 and 2007, respectively, and $16.8 million and $15.7 million for the nine months ended March 31, 2008 and 2007, respectively. Amortization expense on customer acquisition costs is estimated to approximate $6.3 million for the remainder of the fiscal year ending June 30, 2008, $23.9 million for the fiscal year ending June 30, 2009 and $10.1 million for the fiscal year ending June 30, 2010.

The value and recoverability of customer acquisition costs are evaluated quarterly by comparing their carrying value to their projected future cash flows on an undiscounted basis.  During the nine months ended March 31, 2008, no impairment was indicated as a result of these comparisons, and there were no material events or transactions which warranted consideration for their impact on the recorded book value assigned to customer acquisition costs.

Note 11.   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized in the following table.

	March 31, 2008	June 30, 2007
	(in thousands)
Interest payable	$5,901	$13,118
Trade accounts payable and accrued liabilities (1)	15,073	10,047
Payroll and related expenses	2,686	2,885
Sales and other taxes	3,830	1,928
Customer contracts acquired in business combinations (2)	1,143	1,673
Other	6,438	1,877
Total accounts payable and accrued liabilities	$35,071	$31,528

(1)          Includes $0.2 million and $0, respectively, due to related parties for legal services, financial advisory services and management fees.  Refer to Note 14 for additional information.

(2)          Represents customer contracts acquired that had contract terms below market rates at the respective dates of acquisition.  Such amounts are amortized through cost of natural gas and electricity sold as the Company makes delivery under the contracts.

Note 12.  Revolving Credit Facility

Under a revolving credit facility with a syndicate of banks led by Société Générale (“the Revolving Credit Facility”), MXenergy Inc. and MXenergy Electric Inc. are permitted to borrow up to the lesser of (1) $280.0 million and (2) the calculated amount of the available borrowing base, as defined in the agreement that governs the Revolving Credit Facility.  All outstanding borrowings under our Revolving Credit Facility are due on December 19, 2008.  At March 31, 2008, the calculated available borrowing base under the Revolving Credit Facility, was approximately $192.1 million, of which $151.4 million was utilized in the form of outstanding letters of credit.  There were no direct cash borrowings under the Revolving Credit Facility at March 31, 2008 or June 30, 2007.

In December 2007, the agreement governing our Revolving Credit Facility was amended as follows:

•                  To allow the Company to utilize up to $12.0 million of operating cash to acquire outstanding Floating Rate Senior Notes due 2011 (“Senior Notes”) of the Company for a price equal to or less than 100% of their face value; and;

•                  To amend a debt covenant to allow (1) a reduction of the minimum consolidated working capital requirement from $145.0 million to $138.5 million; and (2) dollar-for-dollar adjustments to minimum consolidated working capital for: (a) use of up to $12.0 million of cash to acquire Senior Notes; (b) repayment of any principal balances outstanding on the credit facility with Denham Commodity Partners Fund LP  (the “Denham Credit Facility”) using cash; and (c) cash provided from any subsequent principal draws under the Denham Credit Facility.

In May 2008, the agreement governing the Revolving Credit Facility was further amended.  The amended provisions, which were effective March 1, 2008, are summarized as follows:

•                  The Company is required to maintain an average leverage ratio (e.g., average debt for the 12 months preceding a reporting period, divided by adjusted EBITDA for the same 12 month period) that is not allowed to exceed specified amounts for various time periods that extend through the agreement termination date, as defined in the agreement.  The maximum ratios allowed under the agreement were increased for the period March 1, 2008 through the termination date of the Revolving Credit Facility as a result of the amendment.

•                  The Company is required to maintain minimum interest coverage ratios (e.g., adjusted EBITDA for the 12 months preceding a reporting period, divided by cash interest expense for that same 12 month period) for various time periods that extend through the agreement termination date, as defined in the agreement.  The minimum ratios required under the Revolving Credit Agreement were decreased for the period March 1, 2008 through August 31, 2008 as a result of the amendment.

Note 13.  Floating Rate Senior Notes due 2011

In December 2007, the Company utilized cash and cash equivalents to acquire $5.0 million aggregate principal amount of outstanding Senior Notes from an existing bondholder for an amount less than par value.  During the three months ended March 1, 2008, the Company utilized cash and cash equivalents to acquire an additional $7.8 million aggregate principal amount of outstanding Senior Notes from existing bondholders at amounts less than par value.  These transactions resulted in $0.6 million and $0.8 million of aggregated gains on the early extinguishment of debt that was recorded as a reduction of interest expense for the three and nine months ended March 31, 2008, respectively.  The Company also recorded as additional interest expense $0.3 million and $0.5 million of original issue discount and debt issuance costs for the three and nine months ended March 31. 2008, respectively, which represents a pro rata portion of such costs that were deferred at the issuance date of the Senior Notes.

The interest rate on the Senior Notes was 12.9006% at June 30, 2007.  The interest rate was reset to 12.8125% on August 1, 2007 and was reset to 10.6863% on February 1, 2008.  The Company has entered into interest rate swaps to hedge the floating rate interest expense on its Senior Notes (refer to Note 7).

Note 14.  Related Party Transactions

Credit Agreement with Denham Commodity Partners Fund LP

Denham Commodity Partners Fund LP (“Denham”) is a significant shareholder of the Company.  The Company had $11.0 million of borrowings outstanding under the Denham Credit Facility at June 30, 2007.  In December 2007, the Denham Credit Facility agreement was amended to allow the Company to draw principal until November 14, 2008.  In January 2008, the Company repaid the entire $11.0 million principal balance outstanding under the Denham Credit Facility.  The termination date for the Denham Credit Facility is May 19, 2009, at which time any outstanding principal balance becomes due.  Interest expense related to the Denham Credit Facility was less than $0.1 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively and $0.5 million and $0.3 million for the nine months ended March 31, 2008 and 2007, respectively.

Legal Services

Daniel Bergstein, a director and significant shareholder of the Company, is a senior partner of Paul, Hastings, Janofsky & Walker LLP (“Paul Hastings”), a law firm which provides legal services to the Company.  During the three months ended March 31, 2008 and 2007, Paul Hastings provided the Company with legal services totaling $0 and $0.1 million, respectively, all of which were for general legal services recorded as general and administrative expenses.  Paul Hastings provided the Company with legal services totaling $0.5 million and $0.7 million for the nine months ended March 31, 2008 and 2007, respectively, of which $0.5 million and $0.4 million, respectively, were for general legal services recorded as general and administrative expenses.  The remaining fees, which primarily related to issuance of debt and acquisitions, were deferred on the consolidated balance sheet, to be amortized over the estimated useful lives associated with the related transactions.  The Company expects that Paul Hastings will continue to provide legal services to the Company in future periods.

Financial Advisory Services

The Company is party to a financial advisory services agreement with Greenhill & Co., LLC, an affiliate of Greenhill Capital Partners, a significant shareholder of the Company, pursuant to which the Company is paying a quarterly retainer fee of $75,000, and may incur other charges based on the occurrence of a transaction, as defined in such agreement.  The Company recorded $0.1 million of expense in general and administrative expenses during the three months ended March 31, 2008 pertaining to this agreement.   The Company recorded $0.2 million and $0.1 million of expenses related to this agreement during the nine months ended March 31, 2008 and 2007, respectively.

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

Note 15.  Redeemable Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series A convertible preferred stock (the “Preferred Stock”).  Refer to Note 11 of the consolidated financial statements included in the Company’s 2007 Form 10-K for detailed information regarding the Preferred Stock.  There were no changes in the status of the Preferred Stock during the nine months ended March 31, 2008.

Holders of the Preferred Stock are entitled to participate in any dividend paid on the Company’s common stock on an “as converted” basis.  In addition, dividends on the Preferred Stock accrue at a rate of 12% per annum of the purchase price per share if the increase in fair value of the Company’s common stock does not provide the holders of the Preferred Stock an internal rate of return (“IRR”) of at least 12% per annum.  Accrued dividends, if any, are payable in additional shares of

Preferred Stock.  The Company did not pay, and was not required to accrue, any dividends on the Company’s common stock or the Preferred Stock during the nine months ended March 31, 2008 or 2007.

The Preferred Stock is redeemable at the option of the holder if the IRR over the five-year period from the date of issuance is less than 25%.  The five-year period expires on June 30, 2009.  As of March 31, 2008, the Company has calculated an actual IRR for the first three years and nine months of the five year period to be less than 25%.  As of March 31, 2008, the Company has determined that it is not probable that the Preferred Stock will become redeemable at June 30, 2009 as the IRR over the five-year period ending June 30, 2009 is expected to exceed 25%.

Note 16.  Common Stock

Stock Options and Warrants

The Company has three stock compensation plans in effect under which warrants and options have been issued to employees, non-employees and directors.  These plans are described in Note 12 of the consolidated financial statements included in the Company’s 2007 Form 10-K.  Total expense under these plans was $(0.5) million and $3.1 for the three months ended March 31, 2008 and 2007, respectively, and $1.0 million and $4.4 million for the nine months ended March 31, 2008 and 2007, respectively. The net credit to expense for the three months ended March 31, 2008 is primarily due to a change in the share price utilized to value warrants under one of the Company’s stock option plans.

In February 2008, the Company granted 7,500 options to an employee under the MXenergy Holdings Inc. 2006 Equity Incentive Compensation Plan.  These awards vest over a three-year period and expire ten years from the grant date.  The Company expects to record less than $0.1 million of total expense over the three-year vesting period for this grant.  There were no additional grants of options or warrants by the Company during the nine months ended March 31, 2008.

During the nine months ended March 31, 2008, 221,917 options and warrants were exercised, resulting in issuance of 199,323 shares of common stock, net of shares utilized to cover employee payroll taxes and other shares sold by employees back to the Company to cover their exercise.

Common Stock Issued to Senior Executives

In March 2008, the Compensation Committee of the Company’s Board of Directors approved the issuance of 19,000 aggregate fully vested shares of common stock to the Chief Executive Officer and Executive Vice President of the Company.  Total compensation expense related to issuance of these shares was approximately $1.7 million, which included the fair value of the common stock issued and additional compensation to offset the taxable nature of the shares to the employees.

Note 17.  Commitments and Contingencies

Contingent Consideration Related to the GasKey Acquisition

Pursuant to the agreement that governs the GasKey Acquisition, contingent consideration is acquired in the GasKey Acquisition payable to PS Energy Group, Inc. on a quarterly basis in arrears for volumes consumed and billed under certain customer contracts acquired in the GasKey Acquisition. The payment will be determined for activity during each three month period subsequent to the closing date of the GasKey Acquisition in January 2008, and capitalized as part of customer acquisition costs.   The contingent consideration payable to PS Energy Group, Inc. during the three months ending June 30, 2008 is not expected to be material.

Vantage Contingent Consideration

In connection with the Vantage acquisition (see Note 3), the Company made an escrow deposit of $0.9 million, which Vantage is eligible to receive as additional consideration, subject to actual customer attrition and bad debt experience (the “Vantage Contingent Consideration”).  The funds in escrow are included in restricted cash on the Company’s consolidated balance sheet.  The Vantage Contingent Consideration will be evaluated at the end of each six-month period during the 18 months following the closing.  As a result of the evaluation conducted during the six months ended December 31, 2007, approximately $0.4 million of additional consideration was paid to Vantage from restricted cash during the three months ended March 31, 2008.  A comparable amount is expected to be payable to Vantage for the evaluation to be completed during the three months ending June 30, 2008.

The Company will also pay to Vantage an established percentage of the realized net margin associated with the purchased contracts for the original contract term up to a maximum of two years after the closing.  These margin-sharing payments are not expected to be material.

Contingent Consideration Related to the Acquisition of Castle Power LLC (“Castle”)

On November 1, 2005, the Company acquired certain natural gas customer contracts of Castle.  Refer to Note 3 of the consolidated financial statements included in the Company’s 2007 Form 10-K for additional information regarding this acquisition.  Pursuant to an ongoing agreement, contingent consideration is payable to Castle on a quarterly basis in arrears for volumes consumed and paid for on certain customer contracts acquired.  The payment is determined at the end of each quarter and capitalized as part of customer acquisition costs.   The contingent consideration payable to Castle was approximately $0.1 million at March 31, 2008 and June 30, 2007.

Note 18.  Business Segments

The Company classifies its business interests into two reportable business segments: natural gas and electricity.  The Company offers various lengths of contracted service for fixed and variable price products and, in the case of natural gas, several other innovative pricing programs designed to cap prices or manage the risks of energy volatility.  The positive difference between the sales price of energy to customers and the sum of the wholesale cost of our energy supplies, hedging costs, transmission costs and ancillary services costs provides the Company with a gross profit margin.  The natural gas and electricity sold is generally metered and delivered to customers by the local utilities.  With the exception of the Georgia natural gas market, the Texas power market, and certain other commercial and residential customers, the local utilities generally provide billing and collection services on the Company’s behalf.

Prior to the fourth quarter of the fiscal year ended June 30, 2007, the Company had reported three business segments: residential and small commercial natural gas (mass market); mid-market commercial natural gas; and electricity.  Effective in the fourth quarter of the fiscal year ended June 30, 2007, the Company no longer considered the mass market and mid-market natural gas markets to be separate operating segments.  As a result of this change, business segment information for the three and nine months ended March 31, 2007 has been reclassified to conform to the current year’s presentation.

Information for the Company’s business segments is summarized in the following tables.

Three months ended March 31	Natural Gas	Electricity	Total
	(in thousands)
2008:
Sales	$313,797	$20,305	$334,102
Cost of goods sold (1)	(265,378)	(17,414)	(282,792)
Gross profit (1)	$48,419	$2,891	51,310

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			35,027
Operating expenses			(29,036)
Interest expense, net			(9,803)

Income before income tax expense			$47,498

Assets and liabilities allocated to business segments at period end:
Accounts receivable	$148,703	$13,164	$161,867
Natural gas inventories	13,630	—	13,630
Goodwill	3,810	—	3,810
Customer acquisition costs, net	36,845	6,358	43,203
Total Assets	$202,988	$19,522	$222,510

2007:
Sales	$305,748	$5,309	$311,057
Cost of goods sold (1)	(240,936)	(4,877)	(245,813)
Gross profit (1)	$64,812	$432	$65,244

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			28,927
Operating expenses			(28,403)
Interest expense, net			(9,823)

Income before income tax expense			$55,945

Assets and liabilities allocated to business segments at period end:
Accounts receivable	$129,835	$3,278	$133,113
Natural gas inventories	20,678	—	20,678
Customer acquisition costs, net	43,600	804	44,404
Total Assets	$194,113	$4,082	$198,195

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

Nine months ended March 31	Natural Gas	Electricity	Total
	(in thousands)
2008:
Sales	$549,943	$51,661	$601,604
Cost of goods sold (1)	(467,200)	(43,833)	(511,033)
Gross profit (1)	$82,743	$7,828	90,571

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			39,041
Operating expenses			(79,943)
Interest expense, net			(28,871)

Income before income tax expense			$20,798

2007:
Sales	$578,866	$13,423	$592,289
Cost of goods sold (1)	(476,870)	(10,803)	(487,673)
Gross profit (1)	$101,996	$2,620	104,616

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			(12,989)
Operating expenses			(71,203)
Interest expense, net			(27,163)

Loss before income tax benefit			$(6,739)

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

Note 19.  Condensed Consolidating Financial Information

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

The following tables present consolidating balance sheets, consolidating statements of operations and consolidating statements of cash flows for Holdings, the combined Guarantor Subsidiaries and the Non-guarantor Subsidiary.  Elimination entries necessary to consolidate the entities are also presented.  Prior to the three months ended March 31, 2008, the Company’s Senior Notes and related interest expense were reported as a liability and expense, respectively, for Holdings in the Company’s consolidating financial statements.  During the three months ended March 31, 2008, the Company revised its consolidation methodology to allocate the Senior Notes and the related interest expense to its Guarantor Subsidiaries.  Consolidating financial information reflected in the consolidating balance sheet for June 30, 2007 and the consolidating statements of operations and cash flows for the nine months ended March 31, 2007 has been conformed to the current year’s presentation.

MXENERGY HOLDINGS INC.

Consolidating Balance Sheet

March 31, 2008

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$573	$52,018	$—	$52,591
Restricted cash	—	—	585		585
Due from intercompany	162,593	—	—	(162,593)	—
Accounts receivable, net of allowance	—	153	161,714		161,867
Natural gas inventories	—	—	13,630		13,630
Current portion of unrealized gains from risk management activities	—	—	15,999		15,999
Income taxes receivable	2,184	—	—		2,184
Deferred income taxes	4,527	—	4,527	(4,527)	4,527
Other current assets	—	175	3,320		3,495
Total current assets	169,304	901	251,793	(167,120)	254,878
Unrealized gains from risk management activities	—	—	3,832		3,832
Goodwill	—	—	3,810		3,810
Customer acquisition costs, net	—	76	43,127		43,203
Fixed assets, net	—	—	11,453		11,453
Deferred income taxes	14,162	—	14,162	(14,162)	14,162
Long-term investments	61,448	—	—	(61,448)	—
Other assets, net	3,438	—	1,706		5,144
Total assets	$248,352	$977	$329,883	$(242,730)	$336,482

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$3,526	$224	$31,321	$—	$35,071
Accrued commodity purchases		404	50,667		51,071
Due to intercompany	—	1,956	168,397	(170,353)	—
Current portion of unrealized losses from risk management activities	2,879	—	82		2,961
Deferred revenue	—	—	6,422		6,422
Deferred income taxes	6,289	—	6,289	(6,289)	6,289
Total current liabilities	12,694	2,584	263,178	(176,642)	101,814
Unrealized losses from risk management activities	4,613	—	—		4,613
Deferred income taxes	1,507	—	1,507	(1,507)	1,507
Floating Rate Senior Notes due 2011	162,441	—	—		162,441
Total liabilities	181,255	2,584	264,685	(178,149)	270,375

Redeemable convertible preferred stock	29,357	—	—		29,357

Commitments and contingencies	—	—	—		—

Stockholders’ Equity (Deficit):
Common stock	36	1	—	(1)	36
Additional paid-in-capital	22,989	—	—		22,989
Contributed capital	819	—	42,401	(43,220)	—
Unearned stock compensation	—	—	—	—	—
Accumulated other comprehensive loss	—	(171)	—	—	(171)
Retained earnings (accumulated deficit)	13,896	(1,437)	22,797	(21,360)	13,896
Total stockholders’ equity (deficit)	37,740	(1,607)	65,198	(64,581)	36,750
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$248,352	$977	$329,883	$(242,730)	$336,482

MXENERGY HOLDINGS INC.

Consolidating Balance Sheet

June 30, 2007

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$138	$136,804	$—	$136,942
Restricted cash	—	—	1,050		1,050
Due from intercompany	174,655	—	—	(174,655)	—
Accounts receivable, net of allowance	—	121	48,200		48,321
Natural gas inventories	—	—	56,547		56,547
Current portion of unrealized gains from risk management activities	—	—	50		50
Income taxes receivable	351	—	—		351
Deferred income taxes	9,136	—	9,136	(9,136)	9,136
Other current assets	—	152	5,159		5,311
Total current assets	184,142	411	256,946	(183,791)	257,708
Goodwill	—	—	3,810		3,810
Customer acquisition costs, net	—	73	38,881		38,954
Fixed assets, net	—	—	17,849		17,849
Deferred income taxes	9,754	—	9,754	(9,754)	9,754
Long-term investments	43,112	—	—	(43,112)	—
Other assets, net	4,477	—	3,092		7,569
Total assets	$241,485	$484	$330,332	$(236,657)	$335,644

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$9,846	$163	$21,519	$—	$31,528
Accrued commodity purchases	—	105	31,192		31,297
Due to intercompany	—	1,581	186,703	(188,284)	—
Current portion of unrealized losses from risk management activities	544	—	16,530		17,074
Deferred revenue	—	—	11,787		11,787
Total current liabilities	10,390	1,849	267,731	(188,284)	91,686
Unrealized losses from risk management activities	775	—	2,811		3,586
Long-term debt:
Floating Rate Senior Notes due 2011	174,404	—	(40)		174,364
Denham credit facility	—	—	11,040		11,040
Total long-term debt	174,404	—	11,000	—	185,404
Total liabilities	185,569	1,849	281,542	(188,284)	280,676

Redeemable convertible preferred stock	29,357	—	—		29,357

Commitments and contingencies	—	—	—		—

Stockholders’ Equity (Deficit):
Common stock	34	1	—	(1)	34
Additional paid-in-capital	21,367	—	—		21,367
Contributed capital	819	—	42,401	(43,220)	—
Unearned stock compensation	(22)	—	—		(22)
Accumulated other comprehensive loss	—	(129)	—		(129)
Retained earnings (accumulated deficit)	4,361	(1,237)	6,389	(5,152)	4,361
Total stockholders’ equity (deficit)	26,559	(1,365)	48,790	(48,373)	25,611
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$241,485	$484	$330,332	$(236,657)	$335,644

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

For The Three Months Ended March 31, 2008 and 2007

(in thousands)

	Three Months Ended March 31, 2008
	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Sales of natural gas and electricity	$—	$445	$333,657	$—	$334,102
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	430	278,404		278,834
Realized losses from risk management activities	—	—	3,958		3,958
Unrealized (gains) losses from risk management activities	—	—	(35,027)		(35,027)
	—	430	247,335	—	247,765
Gross profit	—	15	86,322		86,337
Operating expenses:
General and administrative expenses	109	194	17,260		17,563
Advertising and marketing expenses	—	—	870		870
Reserves and discounts	—	—	2,270		2,270
Depreciation and amortization	—	9	8,324		8,333
Equity in operations of consolidated subsidiaries	(29,922)	—	—	29,922	—
Total operating expenses	(29,813)	203	28,724	29,922	29,036
Operating profit (loss)	29,813	(188)	57,598	(29,922)	57,301
Interest expense, net	2,489	—	7,314	—	9,803
Income (loss) before income tax (expense) benefit	27,324	(188)	50,284	(29,922)	47,498
Income tax (expense) benefit	(22,396)	—	(20,174)	20,174	(22,396)
Net income (loss)	$4,928	$(188)	$30,110	$(9,748)	$25,102

	Three Months Ended March 31, 2007
	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Sales of natural gas and electricity	$—	$306	$310,751	$—	$311,057
Cost of goods sold (excluding depreciation and amortization) :
Cost of natural gas and electricity sold	—	310	238,283		238,593
Realized gains from risk management activities	—	—	7,220		7,220
Unrealized (gains) losses from risk management activities	—	—	(28,927)		(28,927)
	—	310	216,576		216,886
Gross profit (loss)	—	(4)	94,175		94,171
Operating expenses:
General and administrative expenses	3,111	115	13,154		16,380
Advertising and marketing expenses	—	—	899		899
Reserves and discounts	—	—	2,402		2,402
Depreciation and amortization	—	26	8,696		8,722
Equity in operations of consolidated subsidiaries	(35,763)	—	—	35,763	—
Total operating expenses	(32,652)	141	25,151	35,763	28,403
Operating profit (loss)	32,652	(145)	69,024	(35,763)	65,768
Interest expense, net	(1,097)	—	10,920	—	9,823
Income (loss) before income tax (expense) benefit	33,749	(145)	58,104	(35,763)	55,945
Income tax (expense) benefit	(21,357)	—	(22,196)	22,196	(21,357)
Net income (loss)	$12,392	$(145)	$35,908	$(13,567)	$34,588

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

For The Nine Months Ended March 31, 2008 and 2007

(in thousands)

	Nine Months Ended March 31, 2008
	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Sales of natural gas and electricity	$—	$1,242	$600,362	$—	$601,604
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	1,048	490,858		491,906
Realized losses from risk management activities	—	—	19,127		19,127
Unrealized (gains) losses from risk management activities	—	—	(39,041)		(39,041)
	—	1,048	470,944		471,992
Gross profit (loss)	—	194	129,418		129,612
Operating expenses:
General and administrative expenses	229	368	47,284		47,881
Advertising and marketing expenses	—	—	3,930		3,930
Reserves and discounts	—	—	4,490		4,490
Depreciation and amortization	—	27	23,615		23,642
Equity in operations of consolidated subsidiaries	(16,207)	—	—	16,207	—
Total operating expenses	(15,978)	395	79,319	16,207	79,943
Operating profit (loss)	15,978	(201)	50,099	(16,207)	49,669
Interest expense, net	6,173	—	22,698	—	28,871
Income (loss) before income tax (expense) benefit	9,805	(201)	27,401	(16,207)	20,798
Income tax (expense) benefit	(11,263)	—	(10,993)	10,993	(11,263)
Net income (loss)	$(1,458)	$(201)	$16,408	$(5,214)	$9,535

	Nine Months Ended March 31, 2007
	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Sales of natural gas and electricity	$—	$966	$591,323	$—	$592,289
Cost of goods sold (excluding depreciation and amortization) :
Cost of natural gas and electricity sold	—	951	460,469		461,420
Realized gains from risk management activities	—	—	26,253		26,253
Unrealized (gains) losses from risk management activities	—	—	12,989		12,989
	—	951	499,711		500,662
Gross profit (loss)	—	15	91,612		91,627

Operating expenses:
General and administrative expenses	4,376	293	37,850		42,519
Advertising and marketing expenses	—	—	3,403		3,403
Reserves and discounts	—	—	3,883		3,883
Depreciation and amortization	—	81	21,317		21,398
Equity in operations of consolidated subsidiaries	$1,908	—	—	(1,908)	—
Total operating expenses	6,284	374	66,453	(1,908)	71,203
Operating profit (loss)	(6,284)	(359)	25,159	1,908	20,424
Interest expense, net	(444)	—	27,607	—	27,163
Income (loss) before income tax (expense) benefit	(5,840)	(359)	(2,448)	1,908	(6,739)
Income tax (expense) benefit	2,588	—	899	(899)	2,588
Net income (loss)	$(3,252)	$(359)	$(1,549)	$1,009	$(4,151)

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

For The Nine Months Ended March 31, 2008

(in thousands)

	MXenergy Holdings Inc.	Non- guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net (loss) income	$(1,458)	$(201)	$16,408	$(5,214)	$9,535
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Unrealized (gains) losses from risk management activities	—	—	(39,041)	—	(39,041)
Stock compensation expense	—	—	1,032		1,032
Depreciation and amortization	—	27	23,612		23,639
Deferred tax benefit	(4,663)	—	12,658		7,995
Unrealized losses on interest rate swaps and amortization of deferred financing fees	6,173	—	5,582		11,755
Amortization of customer contracts acquired	—	—	(382)		(382)
Equity in operations of consolidated subsidiaries	(16,207)	—	—	16,207	—
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash			465		465
Accounts receivable	—	(32)	(104,342)		(104,374)
Natural gas inventories	—	—	44,068		44,068
Income taxes receivable	(1,833)	—	—		(1,833)
Option premiums	—	—	428		428
Other assets	1,039	(53)	939		1,925
Accounts payable and accrued liabilities	(48,619)	736	(2,530)	65,967	15,554
Deferred revunal	—	—	(5,366)	—	(5,366)
Net cash provided by (used in) operating activities	(65,568)	477	(46,469)	76,960	(34,600)

Investing activities
Long-term investments	76,960	—	—	(76,960)	—
Loan to PS Energy Group, Inc.	—	—	(8,983)		(8,983)
Repayment of loan to PS Energy Group, Inc.	—	—	8,983		8,983
Purchase of assets of GasKey	—	—	(12,049)		(12,049)
Customer acquisition costs	—	(41)	(14,784)		(14,825)
Purchases of fixed assets	—	—	(445)		(445)
Net cash provided by (used in) investing activities	76,960	(41)	(27,278)	(76,960)	(27,319)

Financing activities
Repayment of Denham Credit Facility	—	—	(11,040)		(11,040)
Repurchase of Senior Notes	(12,006)	—	—		(12,006)
Issuance of common stock related to exercise of warrants and options	387	—	—		387
Issuance of common stock related to other executive compensation	952	—	—		952
Purchase and cancellation of treasury shares	(725)	—	—		(725)
Net cash used in financing activities	(11,392)	—	(11,040)	—	(22,432)
Net increase (decrease) in cash and cash equivalents	—	436	(84,787)	—	(84,351)
Cash and cash equivalents at beginning of period	—	137	136,805	—	136,942

Cash and cash equivalents at end of period	$—	$573	$52,018	$—	$52,591

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

For The Nine Months Ended March 31, 2007

(in thousands)

	MXenergy Holdings Inc.	Non- guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(3,252)	$(359)	$(1,549)	$1,009	$(4,151)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Unrealized (gains) losses from risk management activities	—	—	12,989		12,989
Stock compensation expense	4,376	—	—		4,376
Depreciation and amortization	—	81	21,317		21,398
Deferred tax benefit	(14,008)	—	(14,008)	14,008	(14,008)
Unrealized losses on interest rate swaps and amortization of deferred financing fees	4,106	—	3,189		7,295
Amortization of customer contracts acquired	—	—	11,835	—	11,835
Deferred revenue	—	—	1,485	—	1,485
Equity in operations of consolidated subsidiaries	1,908	—	—	(1,908)	—
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash	—	—	102		102
Accounts receivable	—	(53)	(83,539)		(83,592)
Inventories	—	—	34,157		34,157
Income taxes receivable	5,535	—	—		5,535
Margin deposit on hedge facility	—	—	(25,000)		(25,000)
Option premiums	—	—	1,834		1,834
Other assets	(642)	(42)	1,725		1,041
Accounts payable and accrued liabilities	(94,181)	345	116,473	32,391	55,028
Net cash (used in) provided by operating activities	(96,158)	(28)	81,010	45,500	30,324

Investing activities
Long-term investments	45,500	—	—	(45,500)	—
Purchase of assets of Shell Energy Services Company L.L.C. (SESCo)	(126,044)	—	—		(126,044)
Deposit on SESCo asset purchase agreement and other capitalized cost	3,348	—	—		3,348
Customer acquisition costs	—	—	(4,913)		(4,913)
Purchases of fixed assets	—	—	(1,527)		(1,527)
Net cash provided by (used in) investing activities	(77,196)	—	(6,440)	(45,500)	(129,136)
Financing activities
Debt financing costs	—	—	(9,345)		(9,345)
Proceeds from Denham Credit Facility	—	—	23,040		23,040
Repayment of Denham Credit Facility	—	—	(12,000)		(12,000)
Proceeds from bridge loan	190,000	—	—		190,000
Repayment of bridge loan	(190,000)	—	—		(190,000)
Repurchase of Senior Notes	(11,723)	—	—		(11,723)
Proceeds from Senior Notes	185,250	—	—		185,250
Proceeds from other loans	—	—	6,000		6,000
Repayment of other loans	—	—	(6,000)		(6,000)
Purchase of common stock for cancellation	(173)	—	—		(173)
Net cash provided by financing activities	173,354	—	1,695	—	175,049
Net (decrease) increase in cash	—	(28)	76,265	—	76,237
Cash at beginning of period	—	146	5,947	—	6,093
Cash at end of period	$—	$118	$82,212	$—	$82,330

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

References herein to “RCEs” refer to residential customer equivalents, each of which represents a natural gas customer with a standard consumption of 100 MMBtus per year or an electricity customer with a standard consumption of 10 MWhrs per year.  These quantities represent the approximate amount of natural gas or power used by a typical household in the northeastern United States.

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

References to “LDC” refer to a local distribution company that provides the distribution infrastructure to supply natural gas and electricity to our customers.

EXECUTIVE OVERVIEW

Income before income tax expense was $47.5 million for the three months ended March 31, 2008, a reduction of $8.4 million (15%) compared with the same period in 2007.  Lower gross profit from our natural gas business and higher operating expenses were partially offset by higher unrealized gains from risk management activities and higher gross profit from our electricity business.

Income before income tax expense of $20.8 million for the nine months ended March 31, 2008 represented an increase of $27.5 million from the loss of $6.7 million reported for the same period in 2007.  Higher unrealized gains from risk management activities and higher gross profit from our electricity business were partially offset by lower gross profit from our natural gas business and higher operating expenses.

Natural gas sales and gross profit were 3% higher and 25% lower, respectively, for the three months ended March 31, 2008, and were 5% lower and 19% lower, respectively, for the nine months ended March 31, 2008, as compared with the same periods in 2007.  Our natural gas gross profit per MMBtu sold decreased by 29% and 13%, respectively, for the three and nine months ended March 31, 2008.  Lower gross profit was partially offset by higher natural gas volumes sold for the three months ended March 31, 2008, largely due to our acquisition of the GasKey division of PS Energy Group, Inc. in January 2008.  For the nine months ended March 31, 2008, lower RCEs in our markets resulted in a 6% reduction in natural gas volumes sold, as compared with the same period in the prior fiscal year.

Electricity sales and gross profit increased for the three and nine months ended March 31, 2008, as compared with the same periods in the prior fiscal year.  Organic growth in all of our electricity markets during the nine months ended March 31, 2008 was the primary factor for a 169% increase in period-end electricity RCEs from March 31, 2007 to March 31, 2008, which has resulted in higher volume of MWhrs sold.  The acquisition of Vantage Power Services L.P. during the three months ended June 30, 2007 also contributed to overall growth in RCEs and MWhrs sold.

Expense growth during the nine months ended March 31, 2008 primarily resulted from our investment in an expanded operational platform to support our new electricity and gas markets.  Expansion of our internal audit function and enhancement of our overall internal controls environment, including costs associated with implementation of the provisions of the Sarbanes-Oxley Act of 2002, have also resulted in higher staffing levels, professional fees and other costs.  In addition, we have invested in information technology, including the integration of our legacy information systems onto information systems acquired from SESCo.

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

EBITDA is defined as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization.  Adjusted EBITDA is defined by management as net income (loss) before interest expense, income tax expense (benefit), depreciation, amortization, stock compensation expense and unrealized gains (losses) from risk management activities.  Management believes the items excluded from EBITDA to calculate Adjusted EBITDA are not indicative of true operating performance or liquidity of the business and generally reflect non-cash charges.  Therefore, we believe that EBITDA would not provide an accurate reflection of the economic performance of the business since it includes the unrealized gains (losses) from risk management activities without giving effect to the offsetting changes in market value of the underlying customer contracts, which are being economically hedged.  In addition, as the underlying customer contracts are not marked to market, the unrealized gains (losses) from risk management activities do not offer an accurate indication of the ultimate cash impact to the business, as the ultimate cash impact to the business is not determinable until delivery of natural gas under the customer contracts and the associated realized gain (loss) on risk management activity.

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

A reconciliation of net income for the three and nine months ended March 31, 2008 and 2007 to EBITDA and Adjusted EBITDA is provided in the following table.

		Three Months Ended March 31,		Nine Months Ended March 31,
		2008	2007	2008	2007
		(in thousands)
	Sales of natural gas and electricity	$334,102	$311,057	$601,604	$592,289
	Cost of goods sold	247,765	216,886	471,992	500,662
	Gross profit	86,337	94,171	129,612	91,627
	Operating expenses	29.036	28,403	79,943	71,203
	Operating profit	57,301	65,768	49,669	20,424
	Interest expense, net of interest income	9,803	9,823	28,871	27,163
	Income (loss) before income tax (expense) benefit	47,498	55,945	20,798	(6,739)
	Income tax (expense) benefit	(22,396)	(21,357)	(11,263)	2,588
	Net income (loss)	25,102	34,588	9,535	(4,151)

	Items to reconcile net income (loss) to EBITDA :
Add:	Interest expense, net of interest income	9,803	9,823	28,871	27,163
	Depreciation and amortization	8,333	8,722	23,642	21,398
	Income tax expense (benefit)	22,396	21,357	11,263	(2,588)
	EBITDA	65, 634	74,490	73,311	41,822

	Items to reconcile EBITDA to Adjusted EBITDA:
Add (less):	Stock compensation expense	1,121	3,111	2,686	4,376
	Unrealized (gains) losses from risk management activities	(35,027)	(28,927)	(39,041)	12,989
	Adjusted EBITDA	$31,728	$48,674	$36,956	$59,187

Significant activity affecting Adjusted EBITDA for the three and nine months ended March 31, 2008, as compared with Adjusted EBITDA for the same periods in the prior fiscal year, is summarized in the following table.

	Three Months Ended March 31	Nine Months Ended March 31
	(in thousands)
Adjusted EBITDA for 2007	$48,674	$59,187
Increases (decreases) in Adjusted EBITDA due to:
Changes in gross profit, excluding unrealized (gains) losses from risk management activities:
Natural gas	(16,394)	(19,252)
Electricity	2,459	5,208
Higher operating expenses, excluding depreciation, amortization and stock compensation expense	(3,011)	(8,187)
Adjusted EBITDA for 2008	$31,728	$36,956

The increases (decreases) in Adjusted EBITDA summarized in the table above are addressed below under the caption “Results of Operations.”

Unrealized Gains and Losses from Risk Management Activities

Unrealized gains and losses from risk management activities result from changes in forward natural gas and electricity prices during the respective periods in relation to the contracted forward prices.  These amounts should be fully or substantially offset in future periods, as physical commodity is delivered to customers during the remaining terms of their fixed rate contracts.

Selected Operating Data

Selected data for our natural gas and electricity business segments is provided in the following table.

	Three Months Ended March 31		Nine Months Ended March 31
	2008	2007	2008	2007
Natural Gas:
RCEs at period end	605,300	606,200	605,300	606,200
MMBtus sold during the period	26,667,000	25,152,000	46,151,000	49,257,000
Sales per MMBtu during the period	$11.77	$12.16	$11.92	$11.75
Gross profit per MMBtu during the period (1)	$1.82	$2.58	$1.79	$2.07

Electricity:
RCEs at period end	81,100	30,100	81,100	30,100
MWhrs sold during the period	151,100	45,900	415,000	101,300
Sales per MWhr during the period	$134.38	$115.66	$124.48	$132.51
Gross profit per MWhr during the period (1)	$19.13	$9.41	$18.86	$25.86

(1)  Includes realized losses from risk management activities, but excludes unrealized (gains) losses from risk management activities.

Effective January 1, 2008, our acquisition of the GasKey division of PS Energy Group, Inc. (the “GasKey Acquisition”) added approximately 60,000 RCEs to our natural gas customer portfolio.  Attrition is expected within this acquired portfolio, as is typical for this type of transaction.  Excluding the RCEs acquired in connection with the GasKey Acquisition, natural gas RCEs have decreased approximately 10% from March 31, 2007 to March 31, 2008, primarily due to normal customer attrition, which was partially offset by new customer growth.  Beginning in the three months ended December 31, 2007, we experienced higher levels of customer growth as a result of various marketing initiatives that began during the three months ended June 30, 2007, including expansion of our door-to-door marketing channel.

Organic growth within our electricity customer portfolios and our acquisition of Vantage Power Services L.P. during the three months ended June 30, 2007, were the primary drivers for higher electricity RCEs at March 31, 2008, as compared with December 31, 2007 and March 31, 2007.

Average annualized in-contract customer attrition was approximately 19% and 27% for the nine months ended March 31, 2008 and 2007, respectively.  From 2005 to 2007, we experienced an average annual in-contract customer attrition rate of approximately 23%, which we believe is consistent with the industry average.

At the end of each customer contract term, customer contracts in most of our markets are renewed upon notification by the marketers unless the customer indicates otherwise.  During the nine months ended March 31, 2008, excluding the impact of a large municipal aggregation of customers that did not renew its contract with us at the end of its contract term (see below), approximately 87% of our customers that received such notification ultimately renewed their contracts.  In comparison, from the fiscal year ended June 30, 2005 through the fiscal year ended June 30, 2007, approximately 90% of our customers that received such notification of contract expiration ultimately renewed their contracts.

During the three months ended September 30, 2007, a legacy municipal aggregation of natural gas customers in our Ohio market that was acquired from Shell Energy Services Company L.L.C. (“SESCo”) did not renew its contract with us, resulting in a loss of approximately 7,000 customers.  Including the loss of these customers, approximately 83% of all customers that received a notification ultimately renewed their contracts during the nine months ended March 31, 2008.  This type of municipal aggregation is not typical of our normal natural gas customer profile, and we do not view the loss of these customers to be indicative of overall renewal experience for our portfolio of customers.

Attrition data is calculated based upon actual customer level data.  For analytical purposes, we assume that one RCE represents a natural gas customer with a standard consumption of 100 MMBtus per year, or an electricity customer with a standard consumption of 10 MWhr per year.  However, each customer does not actually consume 100 MMBtu of natural gas or 10 MWhr of electricity.  For example, one of our mid-market or large commercial customers may consume the equivalent of several hundred or even thousands of RCEs.  Therefore, the net decline in RCEs reflected in the table above may not be directly correlated with, or attributable to, actual customer attrition.

Acquisition of the GasKey Division of PS Energy Group, Inc. (the “GasKey Acquisition”)

In January 2008, we completed the acquisition of substantially all of the retail natural gas assets of PS Energy Group, Inc., including the natural gas customer contracts and limited rights to the brand name of their GasKey division.  Nearly all of the customers served under such contracts are located in Georgia.  Although we acquired approximately 60,000 RCEs, attrition is anticipated within the portfolio of accounts acquired, as is typical for this type of transaction. The majority of the accounts acquired are commercial and industrial customers for which we expect to earn gross profit that is lower than that for our traditional mass-market business.

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

Regulatory approval for the GasKey Acquisition was received in January 2008.  We recorded the transaction as a purchase business combination as of January 1, 2008.  The purchase price of $12.0 million was paid from our available cash balance.  The assets acquired and related operations represent less than 10% of our consolidated assets and operations, including the acquired assets.

Pursuant to the Asset Purchase Agreement, we assumed the economic benefit and risk associated with the GasKey net assets effective November 1, 2007.  During the period from November 1, 2007 to December 31, 2007, we extended $13.6 million of credit to PS Energy Group, Inc., of which $9.0 million was loaned directly to PS Energy Group, Inc. and $4.6 million represented collateral and guarantees funded by us to fulfill LDC requirements related to the GasKey business.  Also during this period, we recorded cash receipts from accounts receivable, cash payments for natural gas inventory purchases and other operating expenditures related to the assets acquired and liabilities assumed in the GasKey Acquisition.  The $9.0 million loan to PS Energy Group, Inc. was repaid on the closing date.

The initial allocation of the purchase price for the GasKey Acquisition to various assets acquired and liabilities assumed is summarized in Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

We will continue to follow a disciplined acquisition strategy that is compatible with our business objectives and our internal systems and processes.  We intend to expand our distribution of natural gas and electricity within our existing markets and to expand into new LDC markets by leveraging our customer care and operations platform, our information technology infastructure and our established multi-channel marketing system.

Acquisition of Shell Energy Services Company L.L.C. (“SESCo”)

In August 2006, we completed our acquisition of substantially all of the assets of SESCo.  Our results for the nine months ended March 31, 2008 include nine months of natural gas sales, cost of sales and operating expenses related to the operations acquired from SESCo, while our results for the nine months ended March 31, 2007 include only eight months of this activity.

New Accounting Pronouncements

New accounting pronouncements are summarized in Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.  Such disclosure is incorporated herein by reference.

Related Party Transactions

Transactions with related parties are summarized in Note 14 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.  Such disclosure is incorporated herein by reference.

BALANCE SHEET REVIEW

Seasonality of Operations

Weather conditions have a significant impact on customer demand and on the price of natural gas and electricity.  Sales of natural gas represented 91% of total sales for the nine months ended March 31, 2008 and 97% of total sales for each of the nine months ended March 31, 2007 and the fiscal year ended June 30, 2007.  Customer demand and the price of natural gas expose us to a high degree of seasonality in sales, cost of sales, billings to customers, inventory requirements and cash flows.  We utilize a considerable amount of cash from operations and may use borrowings under our revolving credit facility to fund inventory purchases and other working capital requirements during the months of April through October of each calendar year.  The majority of natural gas deliveries occur during the months of November through March of each calendar year.  The decreases in cash and natural gas inventories and the increases in accounts receivable and certain current liabilities from June 30, 2007 to March 31, 2008 resulted primarily from normal seasonal activity.

Customers who choose to be on budget billing plans and certain LDCs who pay upon delivery of natural gas rather than at the time of consumption, will result in timing differences between the billing of accounts receivable and the recording of revenues.  Deferred revenue reflected as current liabilities in our consolidated balance sheets generally increases when amounts are billed to customers for natural gas not yet consumed, which typically occurs during the months of April through October of each calendar year for customers that are on a budget billing plan or those LDCs that pay for gas upon delivery.  Deferred revenue is typically realized as sales in our consolidated statement of operations during the months of November through March when consumption generally exceeds amounts billed or delivered.  Deferred revenue balances at March 31, 2008 and June 30, 2007 reflect normal seasonal customer demand.

Long-Term Debt

As of March 31, 2008, we had $162.4 million principal amount of Floating Rate Senior Notes due 2011 (the “Senior Notes”) outstanding, net of discount of $2.8 million.  In December 2007, we acquired $5.0 million of our outstanding Senior Notes from an existing bondholder, resulting in a reduction of the Senior Notes on our consolidated balance sheet.  During the three months ended March 31, 2008, we acquired an additional $7.8 million of our outstanding Senior Notes from existing bondholders, resulting in a reduction of the Senior Notes on our consolidated balance sheet.

At December 31, 2007, we had $11.0 million of principal outstanding on our credit facility with Denham Commodity Partners Fund LP (the “Denham Credit Facility”).  In January 2008, the entire outstanding principal balance of the Denham Credit Facility was repaid.

There was no long-term or revolving debt issued or drawn during the nine months ended March 31, 2008.

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

Three months ended March 31	Natural Gas	Electricity	Total
	(in thousands)
2008:
Sales	$313,797	$20,305	$334,102
Cost of goods sold(1)	(265,378)	(17,414)	(282,792)
Gross profit(1)	$48,419	$2,891	51,310

Items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains (losses) from risk management activities			35,027
Operating expenses			(29,036)
Interest expense, net			(9,803)

Income before income tax expense			$47,498

2007:
Sales	$305,748	$5,309	$311,057
Cost of goods sold(1)	(240,936)	(4,877)	(245,813)
Gross profit(1)	$64,812	$432	65,244

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			28,927
Operating expenses			(28,403)
Interest expense, net			(9,823)

Income before income tax expense			$55,945

Nine months ended March 31	Natural Gas	Electricity	Total
	(in thousands)
2008:
Sales	$549,943	$51,661	$601,604
Cost of goods sold(1)	(467,200)	(43,833)	(511,033)
Gross profit(1)	$82,743	$7,828	90,571

Items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains (losses) from risk management activities			39,041
Operating expenses			(79,943)
Interest expense, net			(28,871)

Income before income tax expense			$20,798

2007:
Sales	$578,866	$13,423	$592,289
Cost of goods sold(1)	(476,870)	(10,803)	(487,673)
Gross profit(1)	$101,996	$2,620	104,616

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			(12,989)
Operating expenses			(71,203)
Interest expense, net			(27,163)

Loss before income tax benefit			$(6,739)

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

Gross Profit by Business Segment

Natural Gas Gross Profit

Natural gas gross profit decreased $16.4 million (25%) in the three months ended March 31, 2008, and decreased $19.3 million (19%) in the nine months ended March 31, 2008, as compared with the same periods in the prior fiscal year.  Our natural gas gross profit per MMBtu sold decreased 30% for the three months ended March 31, 2008 and decreased 14% for the nine months ended March 31, 2008, as compared with the same periods in the prior fiscal year.  Several factors contributed to these overall fluctuations.

Refinement of Revenue Estimation Methodology for Our Michigan Natural Gas Markets

During the three months ended March 31, 2007, we recorded the impact of refinement of our revenue estimation methodology related to customers and LDCs within our Michigan natural gas markets.  As a result of this refinement, we now defer the sales revenue and capitalize the natural gas inventories associated with delivered natural gas not yet consumed in these markets.  In contrast, these amounts were recorded as sales and cost of sales for the six months ended December 31, 2006.  Our natural gas gross profit was approximately $6.4 million higher for the three months ended March 31, 2007, as compared with the same period in the current fiscal year, as a result of this refinement.  There was no impact of this refinement on results for the nine months ended March 31, 2008 in comparison with the same period in the prior fiscal year.

Volume Impact

The volume of natural gas MMBtus sold was 6% higher and 6% lower, respectively, for the three and nine months ended March 31, 2008, as compared with the same periods in the prior fiscal year.  Excluding the volume of natural gas sold to customers acquired in connection with the GasKey Acquisition and the volume impact of the refinement of revenue estimation methodology for our Michigan markets noted above, the volume of natural gas MMBtus sold was 4% lower and 12% lower, respectively, for the three and nine months ended March 31, 2008.

Lower RCEs during the three and nine months ended March 31, 2008, as compared with the same periods in the prior fiscal year, was the primary driver of lower volumes sold.  The reduction in gross profit associated with lower volumes of natural gas sold was approximately $3.5 million and $10.9 million for the three and nine months ended March 31, 2008, respectively, as compared with the same period in the prior fiscal year.

Variable Rate Plan Pricing Impact on Gross Profit

During the three months ended March 31, 2007, we were able to acquire natural gas at market prices that were generally lower than the weighted average cost of gas of competing utilities within various natural gas markets where: (1) we have variable priced customers; (2) the local utility is a competitor; and (3) we do not own natural gas storage inventory.  In these markets, we were able to set variable rate prices at the higher end of the competitive range and still price below those offered by most local utilities, thus allowing us to realize higher gross profit on variable rate products than those realized for the three months ended March 31, 2008.  In contrast, natural gas prices increased significantly during the three months ended March 31, 2008, which prevented us from realizing comparable gross margins for variable rate products offered in these same markets.

Impact of SESCo Acquisition

Our results for the nine months ended March 31, 2008 include nine months of natural gas gross profit related to former SESCo operations, while our results for the nine months ended March 31, 2007 include only eight months of this activity.  As a result, the acquisition of SESCo resulted in additional gross profit of approximately $0.9 million for the nine months ended March 31, 2008, as compared with the same period in the prior fiscal year.

During the three months ended March 31, 2007, we realized an overall increase in the gross profit per MMBtu sold related to customer contracts acquired in connection with the SESCo acquisition.

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

The impacts described above on the weighted average cost of gas are more pronounced in periods where we inject storage gas and have an increase in storage volume from the beginning to the end of the period.  March 31 represents the end of the annual storage inventory cycle.  As such, any weighted average cost of gas impact reflected through December 31 of each fiscal year is assumed to be realized through operations during the quarter ended March 31, as our storage inventory reaches its low point for the year and we prepare to begin the next injection cycle in April.

The effect on the weighted average cost of gas reflected through December 31, 2007 that benefited our results of operations for the three months ended March 31, 2008 exceeded the benefit for the comparable period in the prior year by approximately $1.5 million.  The effect on the weighted average cost of gas reflected through June 30, 2007 that benefited on results for the nine months ended March 31, 2008 exceeded the benefit for the comparable period in the prior year by approximately $1.0 million.

Realized Losses from Risk Management Activities Related to Natural Gas Inventories Not Yet Sold

As we do not perform hedge accounting, realized gains (losses) from risk management activities includes net losses related to the settlement of risk management activities associated with natural gas inventories.  Offsetting net increases in gross profit should be realized in future periods as these inventories are sold.

During the three months ended March 31, 2008, we recorded approximately $4.3 million of realized gains related to settlement of risk management activities associated with natural gas inventories, as compared to realized gains of $1.8 million for the same period in 2007, resulting in a net $2.5 million positive comparative impact on gross profit.

During the nine months ended March 31, 2008 and 2007, we recorded approximately $1.8 million and $0.7 million, respectively, of net realized gains related to settlement of risk management activities associated with natural gas inventories, resulting in a net $1.1 million positive comparative impact on gross profit.

Fee Income

Our gross profit includes fee income charged to customers primarily in Georgia and Texas for monthly service, late payment and shut-off/reconnect service.  Fee income was $0.4 million higher and $2.0 million higher for the three and nine months ended March 31, 2008, respectively, as compared with the same periods in the prior fiscal year.  Higher fees resulting from the acquisition of Vantage Power Services L.P. in May 2007, the GasKey Acquisition in January 2008 and the inclusion of an additional month of SESCo operations were partially offset by lower customer counts during the three and nine months ended March 31, 2008, as compared with the same periods in the prior fiscal year.

Electricity Gross Profit

Electricity gross profit increased $2.5 million (569%) in the three months ended March 31, 2008 and increased $5.2 million (199%) in the nine months ended March 31, 2008, as compared with the same periods in the prior fiscal year.

Higher electricity sales and gross profit for the three and nine months ended March 31, 2008, were primarily driven by higher electricity RCEs, which increased approximately 169% from March 31, 2007 to March 31, 2008, resulting in significantly higher volume of MWhrs sold.  The main driver for higher RCEs was significant organic customer growth, which was largely due to targeted direct sales marketing activities and a wider range of products offered to customers, particularly in our Massachusetts, Connecticut and New York market areas.  Our acquisition of Vantage Power Services L.P. during the three months ended June 30, 2007 added approximately 12,000 electricity RCEs and established a presence for us in Texas.  RCEs in Texas grew organically throughout the nine months ended March 31, 2008, primarily due to the recent success of expanded direct marketing activities.

Electricity gross profit per MWhr sold decreased 27% for the nine months ended March 31, 2008, as compared with the same period in the prior fiscal year.  As noted above, we have experienced significant growth in our Texas markets, where our average gross profit is generally lower due to the fact that our customers in this market are predominantly commercial and industrial accounts. Introductory rates offered to new customers in our Northeastern U.S. markets, where we also experienced growth, also contributed to lower overall gross profit per MWhr sold.

Operating Expenses

Operating expenses are summarized in the following table.

			2008 versus 2007 Increase (Decrease)
Three months ended March 31	2008	2007	Amount	%
	($ in thousands)
General and administrative expenses	$17,563	$16,380	$1, 183	7%
Advertising and marketing expenses	870	899	(29)	(3)%
Reserves and discounts	2,270	2,402	(132)	(5)%
Depreciation and amortization	8,333	8,722	(389)	(4)%
Total operating expenses	$29,036	$28,403	$633	2%

			2008 versus 2007 Increase (Decrease)
Nine months ended March 31	2008	2007	Amount	%
	($ in thousands)
General and administrative expenses	$47,881	$42,519	$5,362	13%
Advertising and marketing expenses	3,930	3,403	527	15%
Reserves and discounts	4,490	3,883	607	16%
Depreciation and amortization	23,642	21,398	2,244	10%
Total operating expenses	$79,943	$71,203	$8,740	12%

General and Administrative Expenses

As a result of our acquisition of the SESCo assets, we implemented a restructuring plan to move certain of our operations to Houston, Texas, beginning in the three months ended September 30, 2006.  During the three and nine months ended March 31, 2007, we incurred $0.3 million and $1.3 million, respectively, of charges (primarily severance, retention bonuses and reimbursement of relocation costs) related to this plan.  Also during the three months ended September 30, 2006, we paid $0.6 million of bonuses to senior executives in recognition of their work in the acquisition of SESCo.

In March 2008, the Compensation Committee of the Company’s Board of Directors approved the issuance of 19,000 total shares of common stock to two of our senior executives.  Total compensation expense related to issuance of these shares was approximately $1.7 million, which included the fair value of the common stock issued and additional compensation to offset the taxable nature of the shares to the employees.

Excluding the impact of the restructuring charges, bonuses and compensation expense from issuance of shares described above, general and administrative expenses decreased $0.2 million (1%) and increased $5.6 million (14%) for the three and nine months ended March 31, 2008, respectively, as compared with the same periods in the prior fiscal year.

Throughout the nine months ended March 31, 2008, we continued various initiatives to enhance our corporate finance, billing, accounting operations, customer service, information technology, marketing and supply functions in support of business growth experienced during the fiscal year ended June 30, 2007.  In addition, we have increased our staff headcount and incurred other costs to enhance our overall internal control environment, including our information technology and financial reporting controls.  The impacts of these initiatives include:

•                  Higher staffing levels, salaries, benefits, recruiting fees, professional fees and other general expenses related to expanding our customer billing, collections and customer services functions;

•                  Higher staffing levels, salaries, employee benefits and recruiting fees related to enhancing our overall internal controls environment for various corporate accounting and reporting functions;

•                  Higher professional fees related to supporting our development of a formalized internal audit function and our ongoing development of an internal controls environment that complies with the Sarbanes-Oxley Act of 2002; and

•                  Higher information technology expenses related to business growth and process improvement initiatives.  The principal objectives of these initiatives include the integration of legacy operations of the Company onto the customer relationship management system that served SESCo and the implementation of internal controls as described above.

In addition, we incurred an additional month of expenses during the nine months ended March 31, 2008, as compared to the same period in 2007, related to the SESCo operations, which were acquired effective August 1, 2006.

Advertising and Marketing Expenses

During the three months ended September 30, 2007, we incurred significant expenses related to a multi-media campaign designed to support our direct sales activities in the Georgia market subsequent to our acquisition of the SESCo assets.  Multi-media marketing expenditures slowed significantly during the six months subsequent to September 30, 2007, as the Georgia campaign was completed.

Marketing expenses were lower for the three months ended December 31, 2007 and March 31, 2008 as a result of higher deferrals of customer acquisition costs during these periods, as compared with the same periods in the prior fiscal year.  During the nine months ended March 31, 2008, we shifted our marketing focus and resources towards direct sales and marketing activities.  Much of the cost associated with these marketing channels are deferred as customer acquisition costs on our consolidated balance sheet and amortized over a three-year estimated benefit period, which resulted in lower marketing expenses and partially offset higher multi-media advertising expenses during the first three months of the current fiscal year.

Reserves and Discounts

Reserves and discounts include the provision for doubtful accounts ($2.9 million and $2.4 million for the nine months ended March 31, 2008 and 2007, respectively) and contractual revenue-based discounts to certain LDCs ($1.6 million and $1.5 million for the nine months ended March 31, 2008 and 2007, respectively).

At the end of each quarterly reporting period, we assess the adequacy of our recorded allowance for doubtful accounts in relation to the status of our aged accounts receivable and our recent collections history.  At March 31, 2008 this review resulted in an adjustment to reduce our allowance for doubtful accounts by approximately $0.8 million, which resulted in a corresponding reduction in reserves and discounts.  At March 31, 2007, this review resulted in an adjustment to reduce our allowance for doubtful accounts and reserves and discounts by $0.3 million.

Higher provision for doubtful accounts for the nine months ended March 31, 2008 was partially due to higher total sales recorded for the period, and partially due to a higher concentration of revenues and receivables in the Georgia natural gas markets and Texas electricity markets for which we perform the billing function.  In relation to sales revenue, our provision and allowance for doubtful accounts are higher in these markets due to generally higher bad debt experience.

We have not experienced a material change in the collectibility of accounts receivable as a result of weak economic conditions in any of the markets that we serve.

Depreciation and Amortization

Depreciation and amortization expense includes depreciation of fixed assets and amortization of customer acquisition costs.  Expenses for the nine months ended March 31, 2008 include an additional month of depreciation and amortization expense associated with fixed assets and customer acquisition costs from the SESCo acquisition, which was completed on August 1, 2006.  Higher balances of customer acquisition costs have also resulted in higher amortization expense.

Interest Expense, net

Interest expense, net was unchanged for the three months ended March 31, 2008, and increased 1.7 million (6%) for the nine months ended March 31, 2008, as compared with the same periods in 2007.

        Senior Notes

We utilize interest rate swap agreements to manage exposure to interest rate fluctuations on the Senior Notes.  Mark-to-market adjustments related to these swap arrangements are recorded as an adjustment to interest expense.  Changes in the market value of these swaps resulted in higher interest expense of $2.1 million and $3.8 million, respectively, for the three and nine month periods ended March 31, 2008, as compared with the same periods in the prior fiscal year.

From December 2007 through March 2008, we purchased $12.8 million aggregate principal amount of Senior Notes from existing bondholders.  These transactions resulted in the following adjustments to interest expense:

•                  gains on early extinguishment of debt of $0.8 million were recorded as a reduction of interest expense, of which $0.5 million was recorded during the three months ended March 31, 2008; and

•                  original debt issue discount and deferred issue costs of $0.5 million, which represents the pro rata portion of such costs that were deferred at the issuance date of the Senior Notes, were recorded as additional interest expense, of which $0.3 million was recorded during the three months ended March 31, 2008.

The Senior Notes were issued in connection with the SESCo acquisition, which was completed in August 2006.  We accrued only eight months of interest expense related to the Senior Notes during the nine months ended March 31, 2007, versus a full nine months of interest expense during the nine months ended March 31, 2008.

Excluding the impacts noted above of the mark-to-market adjustments on the interest rate swaps, the gains and costs associated with purchases of Senior Notes, and the additional month of interest during the nine months ended March 31, 2008, interest expense related to outstanding Senior Notes decreased approximately $0.9 million and $1.4 million during the three and nine months ended March 31, 2008, respectively, as compared with the same periods in the prior fiscal year.   Lower average interest rates and lower average debt balances resulting from our purchases of Senior Notes resulted in generally lower interest expense on the Senior Notes for the three and nine months ended March 31, 2008.

Denham Credit Facility

The outstanding balance of the Denham Credit Facility was repaid in early January 2008.  A full three months of interest related to this facility was accrued and expensed during the three months ended March 31, 2007, versus less than one month for the same period in 2008, resulting in a reduction of interest expense of $0.2 million.

Income Tax (Expense) Benefit

Our effective tax rate was a charge of 47.2% and 38.2% for the three months ended March 31, 2008 and 2007, respectively.  The effective tax rate was a charge of 54.2% and a benefit of 38.4% for the nine months ended March 31, 2008 and 2007, respectively.  The changes in the effective tax rate are due to the following items:

•      During the three months ended March 31, 2008, we identified an uncertain tax position related to deduction of interest expense for state tax purposes.  In accordance with FIN No. 48, we recorded a reserve adjustment against this item during the period, which increased the effective rate by 5.8% for the three and nine months ended March 31, 2008.

•      An increase in the effective rate of 1.7% and 3.9% for the three and nine months ended March 31, 2008, respectively, related to our filing of 2007 state tax returns resulting in increased tax expense of $0.8 million; and

•      An increase in the effective rate of 1.5% and 6.1% for the three and nine months ended March 31, 2008, respectively, primarily due to changes in the mix and amounts of permanent differences.

Liquidity and Capital Resources

Our principal sources of liquidity for funding our ongoing operations are cash from operations and our revolving credit facility with a syndicate of banks led by Société Générale (the “Revolving Credit Facility”; see below).  Our primary liquidity requirements arise from obligations incurred in connection with customer acquisition costs, the funding of our overall seasonal working capital needs and ongoing debt service activity.  Because we sell natural gas and electricity, we are subject to material variations in short-term indebtedness under our Revolving Credit Facility on a seasonal basis, due to the timing of commodity purchases to meet customer demands.

During the nine months ended March 31, 2008, our cash and cash equivalents decreased $84.4 million to a balance of $52.3 million at the end of the period.  Approximately $34.6 million of cash was used for operating activities during the nine months ended March 31, 2008, which reflects a $65.6 million change from the $30.3 million provided by operations for the same period ended March 31, 2007.  Significant components of the change include:

•                  Lower operating profit, excluding unrealized gains or losses from risk management activities and non-cash expenses such as depreciation, amortization and stock compensation expense; and

•                  Various net changes in asset and liability balances that are consistent with our normal seasonal business cycle.

We also used cash for the following investing and financing activities:

•                  $12.0 million was paid to PS Energy Group, Inc. related to the GasKey Acquisition;

•                  $14.8 million was used for investment in customer acquisition costs;

•                  $12.0 million was used to acquire outstanding Senior Notes from existing bondholders; and

•                  $11.0 million was used to repay the entire outstanding Denham Credit Facility balance.

During the nine months ended March 31, 2008, there was no new debt issued, and there were no material capital transactions.

Agency Credit Ratings

The table below summarizes our credit ratings as of March 31, 2008.  There were no changes in our credit ratings during the nine months ended March 31, 2008.

	Standard & Poor’s	Moody’s Investors Service
Corporate Rating	B	B3
Senior Notes	CCC+	Caa1
Ratings outlook	Stable	Stable

Our credit ratings are subject to revision or withdrawal at any time by any assigning rating agency if, in its judgment, circumstances so warrant.  If the rating agencies downgrade or withdraw our ratings, our access to capital markets could be significantly limited and our costs of borrowing, including the interest rate for future financings, may increase.

Revolving Credit Facility

Under the Revolving Credit Facility, MXenergy Inc. and MXenergy Electric Inc. are permitted to borrow up to the lesser of (1) $280.0 million and (2) the calculated amount of the available borrowing base, as defined in the agreement that governs the Revolving Credit Facility.  All outstanding borrowings under our Revolving Credit Facility are due on December 19, 2008.  At March 31, 2008, the calculated available borrowing base under our Revolving Credit Facility, was approximately $192.1 million, of which $151.4 million was utilized in the form of outstanding letters of credit.

Borrowings under our Revolving Credit Facility generally bear interest at a fluctuating rate based upon a base rate or a Eurodollar rate plus an applicable margin.  As of March 31, 2008, the applicable margin for base rate loans was 1.00% per annum and the applicable margin for Eurodollar loans was 2.00% per annum.  As of March 31, 2008, the fee associated with issuing letters of credit was 1.75% per annum.

We did not draw any borrowings under our Revolving Credit Facility during the nine months ended March 31, 2008.  We do not anticipate having to draw cash borrowings under our Revolving Credit Facility to meet our seasonal working capital requirements during our fiscal year ended June 30, 2008.  We will continue to utilize the Revolving Credit Facility to post letters of credit required to effectively operate within the markets that we serve.

In December 2007, the agreement governing our Revolving Credit Facility was amended as follows:

•                  To allow us to utilize up to $12.0 million of operating cash to acquire outstanding Senior Notes for a price equal to or less than 100% of their face value (see the caption “Senior Notes” below for additional information); and

•                  To amend a debt covenant to allow (1) a reduction of the minimum consolidated working capital requirement from $145.0 million to $138.5 million; and (2) dollar-for-dollar adjustments to minimum consolidated working capital for: (a) use of up to $12.0 million of cash to acquire Senior Notes; (b) repayment of any principal balances outstanding on our Denham Credit Facility using cash; and (c) cash provided from any subsequent principal draws under the Denham Credit Facility.

In May 2008, the agreement governing the Revolving Credit Facility was further amended.  The amended provisions, which were effective March 1, 2008, are summarized as follows:

•                  We are required to maintain an average leverage ratio (e.g., average debt for the 12 months preceding a reporting period, divided by adjusted EBITDA for the same 12 month period) that is not allowed to exceed specified amounts for various time periods that extend through the agreement termination date, as defined in the agreement.  The maximum ratios allowed under the agreement were increased for the period March 1, 2008 through the termination date of the Revolving Credit Facility as a result of the amendment.

•                  We are required to maintain minimum interest coverage ratios (e.g., adjusted EBITDA for the 12 months preceding a reporting period, divided by cash interest expense for that same 12 month period) for various time periods that extend through the agreement termination date, as defined in the agreement.  The minimum ratios required under the Revolving Credit Agreement were decreased for the period March 1, 2008 through August 31, 2008 as a result of the amendment.

We were in compliance with these provisions and with all other covenants associated with our debt agreements as of March 31, 2008.

The expiration date of our Revolving Credit Facility is December 19, 2008, at which time any outstanding principal amounts will become due.  We are currently considering options for negotiating renewal of our Revolving Credit Facility, for extending the current agreement or for negotiating a facility with new lenders.  Although we expect that we will be able to renew, extend or replace the existing facility, no assurances can be made that we can do so on terms that will be favorable to us in comparison with our Revolving Credit Facility or at all.

Hedge Facility

There was no change in the status of our hedge facility with Société Générale (the “Hedge Facility”) during the nine months ended March 31, 2008.  Under the Hedge Facility, we have the flexibility to either post cash collateral or issue a letter of credit as margin for the Hedge Facility.  Prior to March 1, 2008, we were not required to post additional collateral beyond the initial margin requirements unless our New York Mercantile Exchange (“NYMEX”) referenced forward swap hedge positions exceeded 65,000,000 MMBtu. As a result of an amendment to the agreement governing the Hedge Facility (see below), effective March 1, 2008, we will not be required to post additional collateral unless our NYMEX referenced forward swap hedge position exceed 35,000,000 MMBtu. At March 31, 2008, our NYMEX referenced forward swap hedge positions and the unrealized losses related to those positions totaled approximately 13,028,000 MMBtu and $16.1 million, respectively.

The agreement governing the Hedge Facility was amended effective March 1, 2008. In addition to the collateral amendment noted above, certain financial covenants were also amended. The financial covenants, as amended, are the same as those included in the agreement governing the Revolving Credit Facility.

The expiration date of our Hedge Facility is August 1, 2008.  We are currently considering options for negotiating renewal of the current Hedge Facility, for extending the current agreement or for negotiating a facility with new hedge facilitators.  Although we expect that we will be able to renew, extend or replace the existing facility, no assurances can be made that we will be able to do so on terms that will be favorable to us relative to the terms of our Hedge Facility or at all.

Senior Notes

On August 4, 2006, we issued $190.0 million aggregate principal amount of Senior Notes, which mature on August 1, 2011 and bear interest at a rate equal to LIBOR plus 7.5% per annum.  In December 2006, we acquired $12.0 million aggregate principal amount of the outstanding Senior Notes.  In December 2007, we acquired $5.0 million aggregate principal amount of outstanding Senior Notes from an existing bondholder for an amount less than par value of the Senior Notes acquired.

During the three months ended March 31, 2008, we acquired an additional $7.8 million aggregate principal amount of outstanding Senior Notes from existing bondholders for amounts less than par value of the Senior Notes acquired.

The interest rate on the Senior Notes was 12.9006% at June 30, 2007.  The interest rate was reset to 12.8125% on August 1, 2007 and was reset to 10.6863% on February 1, 2008.

On or before August 1, 2009, upon an equity offering, we may redeem up to 35% of the aggregate principal amount of the Senior Notes at a price equal to 100% of the principal amount, plus a premium equal to the rate per annum on the Senior Notes outstanding on the date notice is given to redeem the Senior Notes plus accrued and unpaid interest to the redemption date.  As of March 31, 2008, we have not given notice of any intention to redeem any of the Senior Notes.

If a change of control, as defined in the indenture governing the Senior Notes, were to occur, we would be obligated to make an offer to purchase the Senior Notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the date of purchase.  If a change of control were to occur, we may not have the financial resources to repay all of our obligations under the Senior Notes.  During the nine months ended March 31, 2008, there was no change in control, as defined in the indenture, which would obligate us to purchase the Senior Notes.

In August 2006, we entered into two interest rate swaps to hedge the floating rate interest expense associated with the Senior Notes:  (1) a $50.0 million interest rate swap that expires on August 1, 2008; and (2) an $80.0 million interest rate swap that expires on August 1, 2011.  In February 2008, we entered into an additional $30.0 million swap that expires on August 2, 2010.

Denham Credit Facility

In December 2007, the agreement governing the Denham Credit Facility was amended to allow us to make principal draws until November 14, 2008.  In January 2008, we repaid the entire $11.0 million outstanding principal balance of the Denham Credit Facility, plus accrued interest.  The termination date for the Denham Credit Facility is May 19, 2009, at which time any outstanding principal balance will become due.

Redeemable Convertible Preferred Stock

We are authorized to issue 5,000,000 shares of Series A convertible preferred stock (the “Preferred Stock”).  In 2004, we issued 1,451,310 shares of Preferred Stock at $21.36 per share.  There were no changes in the status of our Preferred Stock during the nine months ended March 31, 2008.

Holders of the Preferred Stock (the “Preferred Shareholders”) are entitled to participate in any dividend paid on our common stock on an “as converted” basis.  In addition, dividends on the Preferred Stock accrue at a rate of 12% per annum of the purchase price per share if the increase in fair value of our common stock does not provide the holders of the Preferred Stock an internal rate of return (“IRR”) of at least 12% per annum.  Accrued dividends, if any, are payable in additional shares of Preferred Stock.  We did not pay, and we were not required to accrue, any dividends on our common stock or the Preferred Stock during the nine months ended March 31, 2008 or 2007.

The Preferred Stock is redeemable at the option of the holder if the IRR over the five-year period from the date of issuance is less than 25%.  The five-year period expires on June 30, 2009.  In the event we determine that it is probable that the Preferred Stock will become redeemable, we may be obligated, at the discretion of the Preferred Shareholders, to pay the following amounts on or after June 30, 2009:

•         The aggregate total purchase price originally paid to us by the Preferred Shareholders of $31.0 million; and

•         An IRR, as calculated in accordance with the provisions of the Preferred Stock purchase agreement, which is guaranteed to be a minimum of 12% per annum over the five-year period preceding June 30, 2009.

If the Preferred Stock becomes redeemable, we may not have adequate cash or other funding resources for the total redemption amount required to be paid to the Preferred Shareholders.  The use of operating cash, draws on our Revolving Credit Facility or the issuance of new debt to make such a payment to the Preferred Shareholders may strain our overall liquidity position, may impact our ability to fund current operations, and may limit our ability to meet certain debt covenants.

As of March 31, 2008, we calculated an actual IRR for the first three years and nine months of the five-year period to be less than 25%.  We have determined that it is not probable that the Preferred Stock will become redeemable at June 30, 2009 as the IRR over the five-year period ending June 30, 2009 is expected to exceed 25%.

Commitments and Contractual Obligations

During the nine months ended March 31, 2008, we did not enter into any new contractual arrangements or other commitments that would result in a material use of cash from operations for the remainder of the fiscal year ending June 30, 2008 or subsequent years.  The GasKey Acquisition did not result in any additional contractual obligations or other commitments that would require a material use of cash from operations during the remainder of the fiscal year ending June 30, 2008 or subsequent years.  Repayment of the Denham Credit Facility in January 2008 reduces contractual obligations previously reported for the fiscal year ended June 30, 2009 by $11.0 million.  The purchase of Senior Notes from December 2007 through March 2008 reduces contractual obligations previously reported for the fiscal year ended June 30, 2011 by $12.8 million.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements at March 31, 2008 or June 30, 2007.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

Commodity price risk is the risk of exposure to fluctuations in the price of natural gas and electricity.  There were no significant changes in our approach toward managing price risk during the nine months ended March 31, 2008.

Our current risk policy requires that any underlying NYMEX position exposure in excess of $1.0 million for more than one day be properly mitigated.  During the nine months ending March 31, 2008, there were no exposures greater than $1.0 million that were not properly mitigated.

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

Using our VAR model, the estimated maximum potential loss in our fixed price natural gas portfolio using our actual net open position was approximately $254,005 as of the end of each month during the three and nine months ended March 31, 2008.  The estimated maximum potential loss in our fixed price natural gas portfolio using an assumed 10,000 RCE anticipatory hedge was approximately $79,000 as of the end of each month during the three months ended March 31, 2008 and approximately $95,000 as of the end of each month during the nine months ended March 31, 2008.

Credit Risk

Credit risk is the risk that obligations of a hedging counterparty, receivables from an LDC, or receivables billed directly to a customer will not be paid to us when due.  There were no significant changes in our approach toward managing credit risk during the nine months ended March 31, 2008.  In addition, during the nine months ended March 31, 2008, there were no trends, events or transactions that had a material impact on our allowance or provision for doubtful accounts.

Interest Rate Risk

Interest rate risk is the risk of fluctuations in interest rates associated with our Senior Notes.  We enter into interest rate swap agreements to manage our exposure to interest rate fluctuations on the Senior Notes.  Other than the addition of a $30 million interest rate swap during the three months ended March 31, 2008, there were no significant changes in our approach toward managing interest rate risk during the nine months ended March 31, 2008.

Based on the average outstanding amount of our variable rate indebtedness during the nine months ended March 31, 2008, a one percentage point change in the interest rate, net of the effects of the interest rate swaps, would have resulted in a corresponding $0.3 million change in recorded interest expense.

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

Date:	May 16, 2008	MXENERGY HOLDINGS INC.
(Registrant)

/s/ Jeffrey A. Mayer
Jeffrey A. Mayer
President and Chief Executive Officer
(Principal executive officer)

Date:	May 16, 2008	/s/ Chaitu Parikh
Chaitu Parikh
Chief Financial Officer
(Principal financial officer and principal accounting officer)

Exhibit Number	Title
2.1	Asset Purchase Agreement, dated as of May 12, 2006, by and between MXenergy Inc. and Shell Energy Services Company L.L.C. (1)
2.2	First Amendment to Asset Purchase Agreement and Acknowledgement, dated as of July 28, 2006, by and between MXenergy Inc. and Shell Energy Services Company L.L.C. (1)
2.3	Asset Purchase Agreement, dated November 9, 2007 by and between PS Energy Group, Inc. and MXenergy Inc. (2)
2.4	First Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of December 31, 2007, by and between PS Energy Group, Inc. and MXenergy Inc. (5)
2.5	Second Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of January 10, 2008, by and between PS Energy Group, Inc. and MXenergy Inc. (5)
2.6	Third Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of December 31, 2007, by and between PS Energy Group, Inc. and MXenergy Inc. (5)
2.7	Fourth Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of January 14, 2008, by and between PS Energy Group, Inc. and MXenergy Inc. (5)
2.8	Fifth Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of January 15, 2008, by and between PS Energy Group, Inc. and MXenergy Inc. (5)
2.9	Sixth Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of January 22, 2008, by and between PS Energy Group, Inc. and MXenergy Inc. (5)
3.1	Amended and Restated Certificate of Incorporation of MXenergy Holdings Inc. (1)
3.2	Second Amended and Restated Bylaws of MXenergy Holdings Inc. (5)
4.1

Indenture dated as of August 4, 2006 by and among MXenergy Holdings Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, related to MXenergy Floating Rate Senior Notes due 2011(1)

4.2

Supplemental Indenture, dated as of August 1, 2007, by and among MXenergy Holdings Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, related to MXenergy’s Floating Rate Senior Notes due 2011(3)

4.3	Form of Senior Floating Rate Note due 2011 (included in Exhibit 4.1) (1)
4.4

Registration Rights Agreement, dated as of August 4, 2006, by and among MXenergy Holdings Inc., the guarantors named therein and Deutsche Bank Securities Inc. and Morgan Stanley & Co. Incorporated, as initial purchasers(1)

10.1

First Amended and Restated Credit Agreement, dated as of August 1, 2006, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, lenders party thereto and Société Générale, as administrative agent, syndication agent, lead arranger and sole bookrunner(1)

10.2

First Amendment to First Amended and Restated Credit Agreement, dated as of April 6, 2007, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto(1)

10.3

Second Amendment to First Amended and Restated Credit Agreement, dated as of December 17, 2007, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto (5)

10.4

Third Amendment to First Amended and Restated Credit Agreement, dated as of May 12, 2008 but effective as of March 1, 2008, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto*

10.5

First Amended and Restated Pledge Agreement, dated as of August 1, 2006, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale(1)

10.6

First Amended and Restated Security Agreement, dated as of August 1, 2006, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale(1)

10.7

Amended and Restated Loan Agreement, dated as of November 14, 2003, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.8

Amended and Restated Security Agreement, dated as of November 14, 2003, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.9

Amendment No. 1 to Amended and Restated Loan Agreement, dated as of March 22, 2004, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.10

Amendment No. 2 to Amended and Restated Loan Agreement and Amendment No. 1 to Amended and Restated Security Agreement, dated as of December 19, 2005, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.11

Amendment No. 3 to Amended and Restated Loan Agreement and Amendment No. 2 to Amended and Restated Security Agreement, dated as of August 1, 2006, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.12	Amendment No. 4 to Amended and Restated Loan Agreement, dated as of January 9, 2008, by and between Denham Commodity Partners Fund LP and MXenergy Inc. (5)
10.13

Subordination and Intercreditor Agreement, dated as of December 19, 2005, by and among Société Générale and certain counterparties, Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP), MXenergy Holdings Inc., MXenergy Inc., MXenergy Electric Inc. and certain of their respective subsidiaries and Virginia Power Energy Marketing, Inc. (1)

10.14

Amendment No. 1 to Subordination and Intercreditor Agreement, dated as of August 1, 2006, by and among Société Générale and certain counterparties, Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP), MXenergy Holdings Inc., MXenergy Inc. and certain of their respective subsidiaries(1)

10.15	Amended and Restated Energy Marketing Agreement, dated as of December 15, 2005, by and between Virginia Power and Energy Marketing, Inc. and MXenergy Inc. (1)
10.16	Letter Agreement, dated as of February 28, 2006, relating to Amended and Restated Energy Marketing Agreement(1)
10.17	Letter Agreement, dated as of July 11, 2006, relating to Amended and Restated Energy Marketing Agreement (1)
10.18	Master Transaction Agreement, dated as of August 1, 2006, by and among MXenergy Inc., MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale (1)
10.19	First Amendment to Master Transaction Agreement, dated as of April 6, 2007, by and among MXenergy Inc., MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale (1)
10.20

Second Amendment to Master Transaction Agreement, dated as of December 17, 2007, by and among MXenergy Inc., MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale (5)

10.21	Third Amendment to Master Transaction Agreement, dated as of May 12, 2008, by and among MXenergy, Inc. MXenergy Holdings, Inc, and certain subsidiaries thereof, as guarantors, and Société Générale*
10.22

Third Amended and Restated Stockholders’ Agreement, dated as of June 25, 2004, by and among MXenergy Inc., Charter Mx LLC, Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC), Jeffrey A. Mayer, Carole R. Artman-Hodge, Daniel P. Burke and certain other investors party thereto (1)

10.23

Registration Rights Agreement dated as of June 25, 2004 by and among MXenergy Inc., Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC), Charter Mx LLC, Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P., Greenhill Capital, L.P., Jeffrey A. Mayer, Carole R. Artman-Hodge and Daniel P. Burke, Sr. (1)

10.24	Transition Services Agreement, dated as of August 1, 2006, by and between MXenergy Inc. and Shell Energy Services Company L.L.C. (1)
10.25	Employment Agreement, dated as of April 1, 1999, by and between MXenergy Inc. and Jeffrey Mayer (1)
10.26	Employment Agreement, dated as of February 13, 2008, by and between MXenergy Inc. and Jeffrey Mayer (5)
10.27	Employment Agreement, dated as of August 4, 2006, by and between MXenergy Inc. and Steven Murray (1)
10.28	Employment Agreement, dated as of April 1, 1999, by and between MXenergy Inc. and Carole R. (“Robi”) Artman- Hodge (1)
10.29	Employment Agreement, dated as of November 11, 2002, by and between MXenergy Inc. and Chaitu Parikh (1)
10.30	Employment Agreement, dated as of February 13, 2008, by and between MXenergy Inc. and Chaitu Parikh (5)
10.31	Employment Agreement, dated as of October 19, 2005, by and between MXenergy Inc. and Charles Cavin (1)
10.32	Employment Agreement, dated as of May 1, 2000, by and between MXenergy Inc. and Emmett Capanna (1)
10.33	Employment Agreement, dated as of December 24, 2004, by and between MXenergy Inc. and Thomas Hartmann (1)
10.34	Employment Agreement, dated as of June 13, 2007, by and between MXenergy Inc. and Gina Goldberg (4)
10.35	Employment Agreement, dated as of August 14, 2006, by and between MXenergy Inc. and Robert Werner (4)
10.36	2001 Stock Option Plan, as amended (1)
10.37	2003 Stock Option Plan, as amended (1)
10.38	2006 Equity Incentive Compensation Plan (1)
10.39	Form of Award Agreement under 2001 Stock Option Plan (1)
10.40	Form of Award Agreement under 2003 Stock Option Plan (1)
10.41	Form of Stock Option Award Agreement under 2006 Equity Incentive Compensation Plan (1)
10.42	Financial Advisory Agreement, dated as of May 1, 2007, by and between MXenergy Inc. and Greenhill & Co., LLC(1)
10.43	Promissory Note, dated May 12, 2005, by Daniel Bergstein in favor of MXenergy Inc. (1)
10.44	Promissory Note, dated May 12, 2005, by JED Communications Associates, Inc. in favor of MXenergy Inc.(1)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*†

*	Filed herewith.

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

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-138425) declared effective on April 30, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2007.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 7, 2007.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007.