Form 10-Q
period 2008-09-30
MxEnergy Holdings Inc
filed 2008-11-19
CIK 1375814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of October 31, 2008, there were 4,659,770 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: None

MXENERGY HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I – FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

Some statements in this Quarterly Report on Form 10-Q are known as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may relate to, among other things:

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

These forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in this Quarterly Report that are not historical facts.  When used in this Quarterly Report, the words “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions are generally intended to identify forward-looking statements.  Because these forward-looking statements involve known and unknown risks and uncertainties, there are important factors that could cause actual results, events or developments to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and elsewhere in this Quarterly Report.  You should not place undue reliance on such forward-looking statements, which are based on the information currently available to us and speak only as of the date on which this Quarterly Report was filed with the Securities and Exchange Commission (“SEC”).  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

MXENERGY HOLDINGS INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

Item 1 – Financial Statements

	September 30, 2008	June 30, 2008

Assets
Current assets:
Cash and cash equivalents	$21,314	$71,958
Restricted cash	590	587
Accounts receivable, net (Note 6)	72,294	87,673
Natural gas inventories	95,169	65,006
Current portion of unrealized gains from risk management activities	821	35,864
Income taxes receivable	13,703	7,524
Deferred income taxes	15,124	—
Other current assets	4,579	3,361
Total current assets	223,594	271,973
Unrealized gains from risk management activities	139	13,221
Goodwill	3,810	3,810
Customer acquisition costs, net (Note 12)	41,546	41,693
Fixed assets, net of accumulated depreciation of $23,662 and $21,663, respectively	8,997	10,525
Deferred income taxes	19,491	10,503
Other assets	5,314	4,027
Total assets	$302,891	$355,752

Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$33,324	$36,602
Accrued commodity purchases	23,934	51,461
Current portion of unrealized losses from risk management activities	25,705	2,978
Deferred revenue	17,383	7,435
Deferred income taxes	—	9,800
Total current liabilities	100,346	108,276
Unrealized losses from risk management activities	10,019	2,839
Long-term debt:
Floating Rate Senior Notes due 2011	162,855	162,648
Denham credit facility	12,000	—
Total long-term debt	174,855	162,648
Total liabilities	285,220	273,763

Commitments and contingencies (Note 18)	—	—

Redeemable convertible preferred stock (Note 15)	50,242	48,779

Stockholders’ equity:
Common stock, par value $0.01, 10,000,000 shares authorized; 4,659,770 and 3,604,788 shares issued and outstanding, respectively	47	36
Additional paid-in capital	22,330	23,635
Unearned stock compensation	—	(4)
Accumulated other comprehensive loss	(149)	(189)
(Accumulated deficit) retained earnings	(54,799)	9,732
Total stockholders’ equity	(32,571)	33,210
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$302,891	$355,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended September 30,
	2008	2007

Sales of natural gas and electricity	$122,569	$75,951
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	116,888	61,492
Realized losses from risk management activities	1,024	6,992
Unrealized losses from risk management activities	78,662	4,175
	196,574	72,659
Gross (loss) profit	(74,005)	3,292

Operating expenses:
General and administrative expenses	12,592	14,758
Advertising and marketing expenses	821	2,171
Reserves and discounts	1,725	573
Depreciation and amortization	8,682	7,725
Total operating expenses	23,820	25,227

Operating loss	(97,825)	(21,935)
Interest expense, net of interest income of $386 and $1,599, respectively	6,741	9,211
Loss before income tax benefit	(104,566)	(31,146)
Income tax benefit	40,035	12,907
Net loss	$(64,531)	$(18,239)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Three Months Ended September 30, 2008
	Common Stock Par Value	Additional Paid-in Capital	Unearned Stock Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

Balance at June 30, 2008	$36	$23,635	$(4)	$(189)	$9,732	$33,210
Issuance of common stock	11	(11)	—	—	—	—
Unamortized stock compensation	—	(194)	194	—	—	—
Stock compensation expense	—	363	—	—	—	363
Amortization of stock compensation	—	—	(190)	—	—	(190)
Revaluation of redeemable convertible preferred stock	—	(1,463)	—	—	—	(1,463)
Comprehensive loss:
Net loss	—	—	—	—	(64,531)	(64,531)
Foreign currency translation	—	—	—	40	—	40
Total comprehensive loss						(64,491)
Balance at September 30, 2008	$47	$22,330	$—	$(149)	$(54,799)	$(32,571)

	Three Months Ended September 30, 2007
	Common Stock Par Value	Additional Paid-in Capital	Unearned Stock Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

Balance at June 30, 2007	$34	$21,367	$(22)	$(129)	$4,361	$25,611
Issuance of common stock	1	283	—	—	—	284
Unamortized stock compensation	—	(14)	14	—	—	—
Stock compensation expense	—	861	—	—	—	861
Amortization of stock compensation	—	—	(5)	—	—	(5)
Comprehensive loss:
Net loss	—	—	—	—	(18,239)	(18,239)
Foreign currency translation	—	—	—	(91)	—	(91)
Total comprehensive loss						(18,330)
Balance at September 30, 2007	$35	$22,497	$(13)	$(220)	$(13,878)	$8,421

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended September 30,
	2008	2007

Operating activities
Net loss	$(64,531)	$(18,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized losses from risk management activities	78,662	4,175
Stock compensation expense	173	856
Depreciation and amortization	8,682	7,725
Deferred tax benefit	(33,911)	(3,845)
Unrealized losses on interest rate swaps and amortization of deferred financing fees	955	3,650
Amortization of customer contracts acquired	(511)	(255)
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash	(3)	—
Accounts receivable	15,379	2,363
Natural gas inventories	(30,163)	(18,185)
Income taxes receivable	(6,179)	(8,538)
Option premiums	652	460
Other assets	(3,309)	(1,196)
Accounts payable and accrued liabilities	(31,481)	(23,409)
Deferred revenue	9,948	13,266
Net cash used in operating activities	(55,637)	(41,172)

Investing activities
Customer acquisition costs	(6,536)	(3,591)
Purchases of fixed assets	(471)	(221)
Net cash used in investing activities	(7,007)	(3,812)

Financing activities
Proceeds from Denham Credit Facility	12,000	—
Issuance of common stock from exercise of warrants	—	284
Net cash provided by financing activities	12,000	284
Net decrease in cash and cash equivalents	(50,644)	(44,700)
Cash and cash equivalents at beginning of period	71,958	136,942
Cash and cash equivalents at end of period	$21,314	$92,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended September 30, 2008

Note 1.  Organization and Basis of Presentation

MXenergy Holdings Inc. (“Holdings”), founded in 1999 as a retail energy marketer, was incorporated in Delaware on January 24, 2005 as part of a corporate reorganization.  The two principal operating subsidiaries of Holdings are MXenergy Inc. and MXenergy Electric Inc. which are engaged in the marketing and supply of natural gas and electricity, respectively.  Holdings and all its subsidiaries (collectively, the “Company”) operate in 39 market areas located in 14 states in the United States (the “U.S.”) and in two Canadian provinces.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “2008 Form 10-K”).  Certain reclassifications have been made to prior period amounts to conform to the current period presentations.  The accounting and reporting policies of the Company are consistent, in all material respects, with those used to prepare the 2008 Form 10-K, except for the impact of new accounting pronouncements summarized in Note 2 below.

The condensed consolidated balance sheet at June 30, 2008 has been derived from the audited consolidated financial statements included in the Company’s 2008 Form 10-K, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures.  Actual amounts could differ from those estimates.  Interim results should not be considered indicative of results for future periods.

Note 2.  New Accounting Pronouncements

Accounting Pronouncements Adopted During the Quarter Ended September 30, 2008

In September 2006, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and requires additional disclosures regarding fair value measurements.  In addition, SFAS No. 157 requires that entities consider their own credit risk when measuring the fair value of liabilities including, but not limited to, liabilities related to derivative contracts.  The Company adopted the provisions of SFAS No. 157, effective July 1, 2008.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position or results of operations.  Refer to Note 9 for fair value disclosures required under SFAS No. 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits, but does not require, entities to elect fair value measurement for both the initial and subsequent measurements of certain financial assets and liabilities that were not previously measured at fair value, generally on an instrument-by-instrument basis.  Changes in fair value subsequent to initial measurement are to be recognized in earnings during the periods when those changes occur.  SFAS No. 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the election of the fair value option for those financial instruments.  The Company did not adopt the provisions of SFAS No. 159 for any financial assets or liabilities as of the effective date of July 1, 2008.

Accounting Pronouncements Not Yet Adopted as of September 30, 2008

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. GAAP.  Any effect of applying the provisions of SFAS No. 162 shall be reported as a change of accounting principle in accordance with FASB Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 162 will become effective 60 days following SEC approval of related amendments to Public Company Accounting Oversight Board guidelines.  The adoption of SFAS No. 162 is not expected to have any impact on the Company’s financial position or results of operations.

Note 3.  Acquisitions

GasKey Division of PS Energy Group, Inc.

On January 22, 2008, the Company completed the acquisition of substantially all of the retail natural gas assets of PS Energy Group, Inc., including the natural gas customer contracts of their GasKey division (the “GasKey Acquisition”).  Nearly all of the customers served under such contracts are located in Georgia and most of the natural gas volumes under such contracts are consumed by commercial customers.  The Company acquired approximately 60,000 residential customer equivalents (“RCEs,” each representing a natural gas customer with a standard consumption of 100 MMBtus per year or an electricity customer with a standard consumption of 10 MWhrs per year).  Consistent with the Company’s experience with previous acquisitions, attrition for this portfolio is expected to be higher than that for customers acquired through organic growth.

Pursuant to the terms of the related Asset Purchase Agreement, the Company purchased the GasKey net assets for a base amount of approximately $4.3 million, plus working capital, plus contingent consideration payable for volumes consumed on customer contracts acquired for a 36-month period subsequent to the acquisition date (refer to Note 17).  The final purchase price is subject to certain adjustments in accordance with the terms and conditions of such Asset Purchase Agreement.  The Company also assumed certain liabilities related to the GasKey assets.

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

Pursuant to the Asset Purchase Agreement, the Company assumed the economic benefit and risk associated with the GasKey net assets effective November 1, 2007.  During the period from November 1, 2007 to December 31, 2007, the Company extended $13.6 million of credit to PS Energy Group, Inc., of which $9.0 million was loaned directly to PS Energy Group, Inc. and $4.6 million represented collateral and guarantees funded by the Company to fulfill local distribution company (“LDC”) requirements related to the GasKey business.  Also during this period, the Company recorded cash receipts from accounts receivable, cash payments for natural gas inventory purchases, certain operating expenditures, and other operating

cash activity related to the assets acquired and liabilities assumed in the GasKey Acquisition.   The $9.0 million loan to PS Energy Group, Inc. was repaid on January 22, 2008.

The total purchase price was adjusted to reflect the operating activity recorded during the period from November 1, 2007 through December 31, 2007 (the “adjusted purchase price”).  The Company allocated the adjusted purchase price to the net assets acquired at their fair values on January 1, 2008.  The initial allocation of the adjusted purchase price, as summarized in the following table, was considered to be preliminary, subject to final evaluation of the value assigned to the customer acquisition costs.  The adjusted allocation includes adjustments to customer acquisition costs resulting from incentive payments to PS Energy Group, Inc. in accordance with the agreement governing the GasKey Acquisition.  The allocation of customer acquisition costs acquired is subject to additional adjustment for incentive payments through January 2009.

The initial and adjusted purchase price allocations for the GasKey Acquisition are summarized in the following table.

	Initial Allocation As of January 1, 2008	Adjusted Allocation As of September 30, 2008
	(in thousands)

Accounts receivable	$9,171	$9,171
Natural gas inventories	1,151	1,151
Customer acquisition costs (1)	6,221	6,664
Customer contract assets (2)	750	750
Other assets	1,830	1,830
Customer contract liabilities (3)	(1,250)	(1,250)
Accounts payable and accrued liabilities	(5,824)	(5,824)
Total	$12,049	$12,492

(1)	Customer acquisition costs are being amortized on a straight-line basis over an estimated average customer life of three years.
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

Note 4.  Natural Gas Commodity Prices

The Company’s financial position, results of operations and overall liquidity position are impacted by significant and/or rapid increases or decreases in natural gas and electricity market prices.  Market prices for natural gas decreased sharply during the three months ended September 30, 2008 after increasing during the final quarter of fiscal year 2008.  Lower natural gas prices had the following material impacts on the Company’s financial position and results of operations during the three months ended September 30, 2008:

•                  lower market values of derivative instruments utilized as economic hedges intended to reduce the Company’s exposure to changes in natural gas prices, which resulted in significant unrealized losses from risk management activities in the consolidated balance sheets and the consolidated statements of operations (refer to Note 8);

•                  lower market prices during the three months ended September 30, 2008 in relation to the weighted average cost of inventory at June 30, 2008 resulted in increased cost of goods sold in the consolidated statements of operations (refer to Note 7); and

•                  a significant adjustment at September 30, 2008 to reduce the value of natural gas inventories as a result of calculating the lower of cost or market value for inventories, which increased cost of sales for the three months ended September 30, 2008 (refer to Note 7).

In addition, the Company’s overall liquidity position was negatively impacted as the sharp drop in natural gas market prices resulted in a significant reduction in the available borrowing base under the Company’s credit facility with a consortium of banks (the “Revolving Credit Facility”).  The reduced borrowing base strained the Company’s ability to post letters of credit as collateral with suppliers and hedge providers, caused defaults of certain financial covenants included in the agreement that governs the Revolving Credit Facility, and ultimately resulted in material amendments to the agreement that governs the Revolving Credit Facility (refer to Note 14).

Note 5.  Seasonality of Operations

For the three months ended September 30, 2008, natural gas and electricity sales accounted for approximately 65% and 35%, respectively, of the Company’s total sales.  Weather conditions have a significant impact on customer demand and on the price of natural gas and electricity.  Customer demand exposes the Company to a high degree of seasonality in sales, cost of sales, billing to and cash collections from customers, inventory requirements and cash flows.  In addition, customers who choose to be on budget billing programs and LDC payment terms can cause timing differences between the billing and collection of accounts receivable and the recording of revenues.

The Company utilizes a considerable amount of cash from operations to finance its working capital requirements during the months of November through April of each fiscal year.  In addition, the Company utilizes cash to purchase natural gas inventories during the months of April through October.  The majority of natural gas consumption occurs during the months of November through March with collections on accounts receivable peaking in the spring.  In contrast, electricity consumption peaks during the summer months of June through September with collections on accounts receivable peaking in late summer.

The impact of rapidly rising or falling commodity prices also varies greatly depending on the period of time that they occur during the Company’s fiscal year.  Although operating results for a full fiscal year may not be materially impacted by such trends due to the Company’s commodity hedging and contract pricing strategies, they can have material short-term impacts on monthly and quarterly operating results, which may be misleading when considered outside of the context of the Company’s annual operating cycle.

Note 6.  Accounts Receivable, net

Accounts receivable, net is summarized in the following table.

	September 30, 2008	June 30, 2008
	(in thousands)
Billed customer accounts receivable:
Guaranteed by LDCs	$14,368	$17,085
Non-guaranteed by LDCs	26,394	32,966
	40,762	50,051
Unbilled customer accounts receivable:
Guaranteed by LDCs	7,455	9,803
Non-guaranteed by LDCs	15,103	19,905
	22,558	29,708
Total customer accounts receivable	63,320	79,759
Less: Allowance for doubtful accounts	(5,097)	(5,154)
Customer accounts receivable, net	58,223	74,605
Cash imbalance settlements and other receivables	14,071	13,068
Accounts receivable, net	$72,294	$87,673

Collections of billed accounts receivable result in significant reductions in accounts receivable during the months of April through October (i.e., primarily during the fourth and first quarters of the Company’s fiscal year), which is a period of low customer demand for natural gas.

The Company operates in 39 market areas located in 14 U.S. states and two Canadian provinces.  The Company’s diversified geographic coverage mitigates the credit exposure which could result from concentrations in a single LDC territory or a single regulatory jurisdiction, from extreme local weather patterns or from an economic downturn in any single geographic region.

In addition, the Company has limited exposure to risk associated with high concentrations of sales volumes with individual customers.  For the fiscal year ended June 30, 2008 the Company’s largest customer accounted for approximately 2% of natural gas sales.

An analysis of the allowance for doubtful accounts is provided in the following table.

	Three Months Ended September 30,
	2008	2007
	(in thousands)

Balance at beginning of period	$5,154	$5,259
Add: Provision for doubtful accounts	1,293	424
Less: Net charge offs of customer accounts receivable	(1,350)	(1,016)
Balance at end of period	$5,097	$4,667

Reserves and discounts in the consolidated statements of operations includes the provision for doubtful accounts related to customer accounts receivable within markets where such receivables are not guaranteed by LDCs, as disclosed in the table above, as well as discounts related to customer accounts receivable that are guaranteed by LDCs.  Discounts charged by LDCs average approximately 1% of collections, which is effectively the cost to guarantee the receivables.  The Company’s credit risk is limited as certain LDCs guarantee billed and unbilled customer accounts receivable.  As of September 30, 2008, 100% of the Company’s billed and unbilled customer accounts receivable in these guaranteed markets was with LDCs that have an investment grade credit rating.

The components of reserves and discounts are summarized in the following table.

	Three Months Ended September 30,
	2008	2007
	(in thousands)

Provision for doubtful accounts	$1,293	$424
Contractual discounts for LDC guarantees of customer accounts receivable	432	149
Total	$1,725	$573

As a percent of total sales of natural gas and electricity within markets where customer accounts receivable are not guaranteed by LDCs:
Provision for doubtful accounts	1.71%	.81%
Net charge offs of customer accounts receivable	1.79	1.94

The higher provision for doubtful accounts primarily relates to the Company’s largest non-guaranteed natural gas market in Georgia and its largest non-guaranteed electricity market in Texas.  Total sales of natural gas and electricity for these two markets increased by a combined 55% during the three months ended September 30, 2008, as compared with the same period in the prior fiscal year.  In addition, during the current quarter, the Company began to experience some deterioration of the aging of billed customer accounts receivable within these markets, which resulted in an increase in the provision for doubtful accounts.  The Company will continue to closely monitor economic conditions and actual collections data within these and other markets for signs of any negative long-term trends which could result in higher allowance requirements.

Note 7.  Natural Gas Inventories

Natural gas inventories are summarized in the following table.

	September 30, 2008	June 30, 2008
	(in thousands)

Storage inventory for delivery to customers	$78,544	$52,807
Imbalance settlements in-kind (1)	16,621	12,195
Other	4	4
Total	$95,169	$65,006

(1)   Represents inventory to be transferred to the Company or its customers from LDCs as a result of an excess of natural gas deliveries over amounts used by customers in prior periods.   These inventories are expected to be transferred to the Company or its customers within the upcoming twelve-month period.

Higher natural gas inventories at September 30, 2008 were primarily due to the Company’s normal seasonal purchases of inventory in anticipation of customer demand during the coming winter months.

After reaching record highs during the three months ended June 30, 2008, natural gas market prices dropped sharply during the three months ended September 30, 2008.  The Company’s weighted average cost of natural gas decreased 13% during the period, which resulted in a reduction of approximately $3.5 million in the value of natural gas storage inventory carried on the consolidated balance sheets at September 30, 2008 and a related increase in the cost of natural gas sold for the three months ended September 30, 2008.

At each calendar quarter-end, the Company applies a lower of cost or market (“LCM”) test to its storage and imbalance inventory on hand at the balance sheet date.  The Company adjusts the recorded value of natural gas inventory for any downward LCM reductions indicated by the model.  At September 30, 2008, as a result of significant recent decreases in natural gas market prices, the Company recorded a reduction to its natural gas inventories, and a corresponding increase to cost of natural gas sold, of approximately $7.2 million as a result of the LCM test.

Note 8.   Commodity Derivatives and Hedging Activities

Commodity Price Risk Management Activities

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

The Company’s risk management policy also defines various risk management controls and limits designed to monitor the Company’s risk position and ensure that hedging performance is in line with objectives established by its Board of Directors and management.  Speculative trading activities are explicitly prohibited under the Company’s risk management policy.

Natural Gas Hedging Activities

Although the Company engages in hedging activities with various counterparties for electricity, the Company utilizes one particular hedge facility as its primary natural gas hedge facility (the “Hedge Facility”).  Under the Hedge Facility, the Company utilizes New York Mercantile Exchange (“NYMEX”) referenced over-the-counter swaps, basis price swaps and options to hedge the risk of variability in the cost of natural gas.  The Hedge Facility provides the Company with the ability to enter into NYMEX and basis swaps for a tenor of up to 39 months. Fees under the Hedge Facility include an annual management fee, a volumetric fee based on the tenor of the swap and other fees which allow the hedge provider to mitigate the potential risks arising from material declines of natural gas market prices based on the Company’s overall hedge position with the provider.  As of September 30, 2008, all of the Company’s natural gas hedge positions were with counterparties that had investment grade credit ratings.

The Hedge Facility was originally entered into on August 1, 2006 and had an initial term of two years with subsequent one-year renewal terms.  In July 2008, the agreement that governs the Hedge Facility was amended to extend the termination date of the Hedge Facility to the earlier of August 1, 2009 or 30 days prior to the maturity date of the Revolving Credit Facility.  As a result of extension of the maturity date of the Revolving Credit Facility to July 31, 2009, the Hedge Facility is currently due to expire on July 1, 2009.

The Hedge Facility is secured by a first lien on customer contracts and a second lien on substantially all other assets of the Company.  As of June 30, 2008, the Company was required to post $25.0 million in collateral for any potential negative mark-to-market changes in the value of its forward hedge position.  As a result of an amendment to the agreement that governs the Hedge Facility that was finalized in July 2008, the Company is now required to increase the collateral required to be posted as margin to $35.0 million in the event that the negative mark-to-market value of its forward hedge position exceeds $25.0 million.  The Company has the flexibility to post either cash collateral or issue a letter of credit as margin for the Hedge Facility.  As of June 30, 2008, the Company posted a $25.0 million letter of credit as margin.  In September 2008, the Company increased the letter of credit posted as margin to $35.0 million because its mark-to-market exposure under the Hedge Facility exceeded $25.0 million.

The Hedge facility is governed by a Master Transaction Agreement as amended.  On November 5, 2008, November

7, 2008 and November 17, 2008, MXenergy Inc. and MXenergy Electric Inc. entered into the Sixth Amendment to Master Transaction Agreement, the Seventh Amendment to Master Transaction Agreement, and the Eighth Amendment to Master Transaction Agreement respectively (collectively, the “Hedge Facility Amendments”), with Holdings and certain of its subsidiaries, as guarantors, and Société Générale, as the hedge provider (the “Hedge Provider”), amending certain provisions of the agreement that governs the Hedge Facility.  The Hedge Facility Amendments were executed in connection with a waiver and amendments to the agreement that governs the Revolving Credit Facility dated November 7, 2008 (refer to Note 14).

Pursuant to the terms of the Hedge Facility Amendments, the parties thereto agreed to defer certain payments due to the Hedge Provider until the earlier to occur of: (1) November 19, 2008; or (2) the date of the closing of the Bridge Financing (as defined in Note 14).  In addition, certain hedging related fees were increased.  The Hedge Facility Amendments also require that the Company pay fees to the Hedge Provider related to the termination or liquidation of certain hedge positions entered into by the Hedge Provider to offset certain of their positions with the Company.  The terms of the Hedge Facility Amendments also conformed various provisions of the agreement that governs the Hedge Facility to similar provisions contained in the agreement that governs the Revolving Credit Facility.

Unrealized gains and losses on the consolidated balance sheets reflect the current market values for commodity derivatives utilized as economic hedges to reduce the Company’s exposure to changes in the price of natural gas and electricity.  Total unrealized gains from risk management activities included in current and long-term assets on the consolidated balance sheets decreased to approximately $1.0 million at September 30, 2008 from $49.1 million at June 30, 2008.  Total unrealized losses from risk management activities included in current and long-term liabilities increased to $35.7 million at September 30, 2008 from $5.8 million at June 30, 2008.  Market prices for natural gas decreased sharply during the three months ended September 30, 2008, which resulted in lower forward commodity contract prices as compared with the average prices on related open hedge contracts for natural gas.

Electricity Hedging Activities

The Company utilizes swaps and fixed price contracts with various counterparties to hedge the variability in the cost of electricity.  As of September 30, 2008, the Company did not have an exclusive agreement with any single hedge provider for electricity.  The Company manages its exposure to risk associated with any single electricity hedge provider through a formal credit risk management process and through daily review of exposures from open positions.  As of September 30, 2008, all of the Company’s electricity hedge positions were with counterparties with investment grade credit ratings.

Interest Rate Swaps

In August 2006, the Company entered into two interest rate swaps to hedge the floating rate interest expense on its Floating Rate Senior Notes due 2011 (the “Senior Notes”): (1) a $50.0 million swap that expired on August 1, 2008; and (2) an $80.0 million swap that expires on August 1, 2011.  In March 2008, the Company entered into a $30.0 million swap that expires on August 2, 2010.  All swaps are fixed-for-floating and settle against the six-month LIBOR rate.  None of these interest rate swaps have been designated as a hedge and, accordingly, changes in the market value of the interest rate swaps are charged directly to interest expense.  The impact on interest expense associated with changes in the market value of the interest rate swaps was a reduction of $0.6 million for the three months ended September 30, 2008 and an increase of $1.8 million for the three months ended September 30, 2007.

Note 9.   Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value for financial assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures regarding fair value measurements.  In addition, SFAS No. 157 requires that entities consider their own credit risk when measuring the fair value of liabilities including, but not limited to, liabilities related to derivative contracts.   The Company’s implementation of SFAS No. 157 effective July 1, 2008 did not have a material impact on its financial position or results of operations.

SFAS No. 157 established a fair value hierarchy that prioritizes the assumptions, or “inputs,” used in applying valuation techniques.  The three levels of inputs within fair value hierarchy include:

•                  Level 1 – Observable inputs that reflect unadjusted quoted prices for identical assets and liabilities in active markets as of the reporting date.

•                  Level 2 – Inputs other than quoted prices included in Level 1 that represent observable market-based inputs, such as quoted market prices for similar assets or liabilities in active markets or quoted market prices for identical assets or

liabilities in markets that are not considered to be active.   Level 2 also includes unobservable inputs that are corroborated by market data.

•                  Level 3 – Inputs that are not observable from objective sources and therefore cannot be corroborated by market data.

The Company generally utilizes a market approach, as defined in SFAS No. 157, for its recurring fair value measurements.  In forming its fair value estimates, the Company utilizes the most observable inputs available for the respective valuation technique.  If a fair value measurement reflects inputs from different levels within the fair value hierarchy, the measurement is classified based on the lowest level of input that is significant to the fair value measurement.

The fair value of the Company’s financial assets and liabilities that are measured at fair value for each reporting period, by level within the fair value hierarchy, is summarized in the following table.

	Balance at September 30, 2008
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Commodity derivatives	$—	$663	$—	$663
Interest rate derivatives	—	297	—	297
Total	$—	$960	$—	$960

Liabilities:
Commodity derivatives	$—	$31,448	$—	$31,448
Interest rate derivatives	—	4,276	—	4,276
Total	$—	$35,724	$—	$35,724

Note 10. Goodwill

Goodwill relates to the Company’s acquisition of substantially all of the assets of Shell Energy Services Company L.L.C., which was completed in August 2006.  The Company tests its goodwill for impairment annually at June 30, or if events or changes in circumstances may indicate an impairment of goodwill exists.  During the three months ended September 30, 2008, there were no material events, transactions or changes in circumstances which warranted consideration for their impact on the recorded carrying value assigned to goodwill.

Note 11. Income Taxes

The Company’s effective tax rate benefit was 38.29% and 41.44% for the three months ended September 30, 2008 and 2007, respectively.  The lower rate for the three months ended September 30, 2008 is due to the mix of permanent differences impacting each period and lower state rates due to the mix of income among states.

Major taxing jurisdictions for the Company and tax years for each that remain subject to examination are as follows:

Taxing Jurisdiction	Open Years

U.S. Federal	2004 and later
U.S. States and cities	2004 and later
Canada	2004 and later

Effective July 1, 2007, the Company recognizes accrued interest and penalties related to income tax liabilities in accrued liabilities in the consolidated balance sheet and interest expense in the consolidated statement of operations.  As of September 30, 2008, the Company had accrued approximately $0.1 million for potential interest and penalties for the compensation timing issue described below.  There was no material change in this amount during the three months ended September 30, 2008.

At September 30, 2008, the Company had an uncertain tax position of $0.9 million for a compensation related timing issue.  There was no change to this amount during the three months ended September 30, 2008.  The Company does not expect this item to be settled within the next twelve months.  There is no change in the effective tax rate as a result of this item.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company expects to fully recognize its deferred tax assets recorded at September 30, 2008.

Note 12.  Customer Acquisition Costs, Net

Customer acquisition costs and related accumulated amortization are summarized in the following tables.

	Gross Book Value	Accumulated Amortization	Net Book Value
	(in thousands)
Balance at September 30, 2008:
Customer contracts acquired	$47,607	$30,353	$17,254
Direct sales and advertising costs	38,721	14,429	24,292
Total customer acquisition costs	$86,328	$44,782	$41,546

Balance at June 30, 2008:
Customer contracts acquired	$47,515	$26,395	$21,120
Direct sales and advertising costs	32,287	11,714	20,573
Total customer acquisition costs	$79,802	$38,109	$41,693

At September 30, 2008, the weighted average remaining amortization period associated with all customer acquisition costs was approximately 1.7 years.

Amortization expense relating to capitalized customer acquisition costs was $6.7 million and $5.4 million for the three months ended September 30, 2008 and 2007, respectively. The amortization expense on customer acquisition costs is expected to be approximately $21.7 million for the remainder of the fiscal year ending June 30, 2009, $13.4 million for the fiscal year ending June 30, 2010 and $6.2 million for the fiscal year ending June 30, 2011.

The value and recoverability of customer acquisition costs are evaluated quarterly by comparing their carrying value to their projected future cash flows on an undiscounted basis.  During the three months ended September 30, 2008, no impairment was indicated as a result of these comparisons, and there were no material events or transactions which warranted consideration for their impact on the recorded book value assigned to customer acquisition costs.

Note 13.   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized in the following table.

	September 30, 2008	June 30, 2008
	(in thousands)

Interest payable	$6,777	$11,662
Trade accounts payable and accrued liabilities (1)	15,530	14,427
Payroll and related expenses	2,776	3,824
Sales and other taxes	1,955	1,291
Other	6,286	5,398
Total accounts payable and accrued liabilities	$33,324	$36,602

(1) Includes $0.3 million at September 30, 2008 and June 30, 2008 due to related parties for legal services, financial advisory services and management fees.  Refer to Note 17 for additional information regarding related party transactions.

Interest payable on the Senior Notes decreased $4.4 million from June 30, 2008 to September 30, 2008 as a result of a semi-annual interest payment in August 2008.

Note 14.  Revolving Credit Facility

MXenergy Inc. and MXenergy Electric Inc. are borrowers under the Revolving Credit Facility.  As of June 30, 2008, the maximum amount that could be borrowed under the Revolving Credit Facility was the lesser of: (1) $280.0 million; and (2) the amount of the then applicable borrowing base, which represents the aggregate of specific advance rates against cash, customer accounts receivable, natural gas inventory and imbalance receivables. The expiration date of the Revolving Credit Facility was December 19, 2008, at which time any outstanding principal amounts would have become due.  Borrowings under the Revolving Credit Facility bore interest at a fluctuating rate based upon a base rate or a Eurodollar rate plus an applicable margin.  As of June 30, 2008, the applicable margin for base rate loans was 1.00% per annum and the applicable margin for Eurodollar loans was 2.00% per annum.  As of June 30, 2008, the fees associated with issuing letters of credit under the Revolving Credit Facility were 1.75% per annum.

On September 30, 2008, the agreement that governs the Revolving Credit Facility was amended and restated.  The amended and restated agreement includes the following amendments to the previous agreement:

•                  The maturity date of the Revolving Credit Facility was extended to July 31, 2009.

•                  The maximum amount that the Company was permitted to borrow was reduced to $255.0 million.  The amendment allowed for new lenders to be added to the Revolving Credit Facility subsequent to closing, which could increase the maximum amount available for the Company to borrow to $280.0 million.

•                  The Company paid an upfront amendment closing fee of 0.75% of the aggregate commitment under the Revolving Credit Facility, which will be amortized to interest expense from October 2008 through July 2009.

•                  The margin added to base rate loans was increased by one percentage point.

•                  The fee associated with issuing letters of credit was increased to 2.75% per annum.  Various other fees under the facility were also increased.

•                  The Company was required to borrow any available balance under its credit facility with Denham Commodity Partners Fund LP (the “Denham Credit Facility”) by November 7, 2008.  The Company borrowed the entire available balance under the Denham Credit Facility in September 2008.  Refer to Note 17 for additional information regarding the Denham Credit Facility.

•                  The Company may not acquire customer portfolios or operations of other companies without explicit approval by lenders holding a majority of the commitments under the Revolving Credit Facility.

•                  The financial covenant pertaining to the maximum average leverage ratio for the period from February 1, 2009 through the maturity date was lowered to 3.75 from 4.00.

At September 30, 2008, the total availability under the Revolving Credit Facility was $145.6 million, of which $129.5 million was utilized in the form of outstanding letters of credit.  At June 30, 2008, the total availability under the Revolving Credit Facility was $193.9 million, of which $147.9 million was utilized in the form of outstanding letters of credit.  The Company did not draw any borrowings under the Revolving Credit Facility during the three months ended September 30, 2008, and there were no cash borrowings outstanding under the Revolving Credit Facility at September 30, 2008 or June 30, 2008.

On November 7, 2008, MXenergy Inc. and MXenergy Electric Inc. entered into a waiver and amendment (the “Revolving Credit Agreement Waiver”) to the Revolving Credit Facility with Holdings and certain of its subsidiaries, as guarantors, the lenders party thereto and Société Générale, as administrative agent.  The Revolving Credit Agreement Waiver had an effective date of November 7, 2008.

Pursuant to the Revolving Credit Agreement Waiver, the lenders agreed to waive certain provisions relating to the borrowing base availability under the Revolving Credit Facility.  Such waiver permitted the issuance of letters of credit in an aggregate face amount not to exceed $25,360,000, without the requirement that such letters of credit be deducted from borrowing base availability.  In connection with and as a condition to the effectiveness of the Revolving Credit Agreement Waiver, the Company obtained commitment letters from Denham Commodity Partners Fund LP (“Denham”) and Charter Mx LLC, both significant stockholders of the Company, to provide an additional $10 million of additional debt financing on terms acceptable to the administrative agent and majority lenders (the “Bridge Financing”).  If the transactions contemplated by such commitment letters had not been consummated on or before November 17, 2008, it would have constituted an event of default under the agreement governing the Revolving Credit Agreement Waiver.  In addition, the applicable margin for revolving advances and the letter of credit fees was increased by 100 basis points.  The lenders were paid a fee of 0.75% of their commitments for their execution of the Revolving Credit Agreement Amendment.

On November 17, 2008, MXenergy Inc. and MXenergy Electric Inc. entered into the Third Amended and Restated Credit Agreement dated as of November 17, 2008 with Holdings and certain of its subsidiaries, as guarantors, the lenders party thereto and Société Générale, as administrative agent (the “Amended Revolving Credit Agreement”).  The Amended Revolving Credit Agreement reflects the following material amendments to the Revolving Credit Facility:

•                  The maximum amount that could be borrowed under the Revolving Credit Facility was reduced on the closing date to $245.0 million, and will be further reduced according to the following schedule:  (1) $225.0 million effective March 31, 2008; (2) $200.0 million effective April 30, 2008; (3) $175.0 million effective May 31, 2008; and (4) $125.0 million effective June 30, 2009 through the maturity date of the Revolving Credit Facility on July 31, 2009.

•                  The applicable borrowing base was increased by various amounts from the effective date of the Amended Revolving Credit Agreement through and including March 6, 2009, as follows: (1) $35.0 million from the closing date through and including December 12, 2008; (2) $25.0 million from December 13, 2008 through and including December 26, 2008; (3) $20.0 million from December 27, 2008 through and including January 9, 2009; (4) $15.0 million from January 10, 2009 through and including February 6, 2009; (5) $10.0 million from February 7, 2009 through and including February 27, 2009; (6) $5.0 million from February 28, 2009 through and including March 6, 2009; and (7) $0 thereafter.

•                  The margin added to base rate loans was increased by one percentage point while the additions to the applicable borrowing base noted above are effective.

•                  The aggregate outstanding principal amount of cash advances was limited to $20.0 million.

•                  The financial covenant pertaining to the minimum required consolidated tangible net worth was reduced by $5.0 million for the months of October, November and December 2008 and January, June and July 2009.

•                  The financial covenant pertaining to the minimum required consolidated working capital was increased by $ 12.0 million.

•                  The financial covenant pertaining to the interest coverage ratio was revised to require that the ratio of consolidated earnings before income taxes, depreciation and amortization expenses, adjusted as defined in the Amended Revolving Credit Agreement, to consolidated interest expense shall be at least: (1) 1.60 to 1.00 from September 30, 2008 through November 30, 2008; (2) 1.50 to 1.00 from December 1, 2008 through December 31, 2008; and (3) 1.35 to 1.00 from January 1, 2009 through the maturity date of the Revolving Credit Facility.

•                  The financial covenant pertaining to the maximum allowed negative consolidated earnings before income taxes, depreciation and amortization expenses, adjusted as defined in the Amended Revolving Credit Agreement was increased from negative $2.0 million to: (1) negative $5.0 million for the three month period ended September 2008; and (2) negative $3.0 million for the three month period ending October 2008.

•                  The Company is required to have at least $10.0 million in available borrowing base on and after April 30, 2009.

•                  The Company is required to have at least $40.0 million in cash and cash equivalents at all times on and after April 30, 2009, excluding any such cash and cash equivalents acquired from the proceeds of advances under the Revolving Credit Facility.

•                  The Company must actively seek a liquidity event, to be consummated no later than May 31, 2009, which may include one or more of the following: (1) the repayment in full of all of the obligations under the Revolving Credit Facility and the termination of the revolving commitments there under; or (2) an equity contribution to the Company in an amount no less than $75.0 million, which shall be made on terms and conditions satisfactory to Société Générale and the majority lenders at their sole discretion (a “Liquidity Event”).

•                  Certain milestone events and dates were established which required the Company to: (1) retain an investment bank by December 15, 2008 to facilitate the Liquidity Event noted above; (2) deliver a plan for a proposed Liquidity Event by December 31, 2008; (3) deliver an executed, non-binding letter of intent for a Liquidity Event by February 15, 2009, which shall not contemplate any form of financing from any of the lenders under the Revolving Credit Facility; (4) deliver an executed contract for a Liquidity Event by March 31, 2009; and (5) consummate a Liquidity Event by May 31, 2009.

The Amended Revolving Credit Agreement contains customary covenants that restrict certain of the Company’s activities including, among others, limitation on capital expenditures, disposal of property and equipment, additional indebtedness, issuance of capital stock and dividend payments.  The Amended Revolving Credit Agreement also contains customary events of default.  The Company was in compliance with the covenants under the Amended Revolving Credit Agreement as of September 30, 2008.

Note 15.  Redeemable Convertible Preferred Stock

Series A Redeemable Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series A redeemable convertible preferred stock (the “Preferred Stock”).   On June 30, 2004, The Company entered into a purchase agreement (the “Preferred Stock Purchase Agreement”) with affiliates of Charterhouse Group Inc. and Greenhill Capital Partners LLC (collectively, the “Preferred Investors”) to issue 1,451,310 shares of Preferred Stock at a purchase price of $21.36 per share.

The Preferred Stock is redeemable at the option of the Preferred Investors as a result of the redemption provisions included in the Preferred Stock Purchase Agreement.  Therefore, the Preferred Stock is recorded outside of stockholders’ equity on the consolidated balance sheets.  As of June 30, 2008, the Company determined that it is probable that the Preferred Stock will become redeemable at June 30, 2009, which is the earliest possible date that the Preferred Investors may cause the Company to make the redemption election described under “Redemption Rights” below.  Therefore, the carrying value of the Preferred Stock at June 30, 2008 was adjusted to reflect the estimated redemption value, assuming the Preferred Stock was redeemed on June 30, 2008.

As of September 30, 2008, the Company continues to conclude that it is probable that the Preferred Stock will become redeemable at June 30, 2009.  Therefore, during the three months ended September 30, 2008, the carrying value of Preferred Stock was adjusted to its estimated $50.2 million redemption value at September 30, 2008, which represents the amount that provides the Preferred Investors with a minimum annual rate of return, as guaranteed to the Preferred Investors under the dividend provisions of the Preferred Stock Purchase Agreement (see “Dividend Rights” below) with a corresponding charge of $1.5 million recorded to additional paid in capital during the period.

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

Holdings’ ability to pay any cash dividends is limited by debt covenants and other provisions of the agreements that govern the Hedge Facility, the Revolving Credit Facility and the Senior Notes.  Therefore, Holdings did not declare or accrue any dividends during the three months ended September 30, 2008 or 2007.

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

On or after the fifth anniversary of the issuance of the Preferred Stock, if the fair market value of Holdings’ common stock is at a level that would not provide the Preferred Investors with an annual rate of return of at least 25%, compounded annually, for the five-year period ending June 30, 2009, the Preferred Investors may require that the Company make a redemption election.  If the Company elects to redeem the Preferred Stock, the redemption amount is payable in cash equal to the greater of: (1) the fair market value of the shares of common stock into which the Preferred Stock may be converted on the date of the redemption election notice; or (2) the original issue price of $21.36 per share, plus any accrual of dividends described above under “Dividend Rights”.  If the Company elects not to redeem the Preferred Stock, it is required to grant the Preferred Investors effective control over Holding’s Board of Directors.  As of September 30, 2008, the Company does not expect to elect to redeem the Preferred Stock if requested to make a redemption election by the Preferred Investors due to limitations included in the agreements that govern the Revolving Credit Facility, the Hedge Facility and the Senior Notes.  However, since the Preferred Investors would effectively control the Company’s Board of Directors in the event that the Company does not elect to redeem the Preferred Stock, the Company has determined that the Preferred Stock is redeemable at the option of the Preferred Investors and, accordingly, has classified the Preferred Stock outside of stockholders’ equity on the consolidated balance sheets.

Series B Convertible Preferred Stock

On November 17, 2008, the Company’s board of directors authorized the issuance of 1,500,000 shares of Series B convertible preferred stock with a par value of $.01 per share (the “Series B Preferred Stock”).  Such shares will be available on or after April 15, 2009 should the Bridge Financing lenders party to the Amended Revolving Credit Agreement elect to convert their loans to Series B Preferred Stock (refer to Notes 14 and 17).  The Certificate of Designation that governs the Series B Preferred Stock contains provisions for dividend rights, conversion rights, redemption rights and the liquidation preference for holders of the Series B convertible preferred stock and for conversion rights and redemption rights for the Company.

Note 16.   Stock Options and Warrants

The Company has three stock-compensation plans in effect under which warrants and options have been issued to employees, non-employees and directors.  These plans are described in the notes to the consolidated financial statements included in the Company’s 2008 Form 10-K.  Total expense under these plans was $0.2 million and $0.9 million for the three months ended September 30, 2008 and 2007, respectively.

Prior to June 30, 2006, the Company issued warrants to certain employees and non-employees.  These awards, which were not granted from any of the Company’s approved stock-compensation plans, permit the warrant holder the option to: (1) exercise such warrant for cash; or (2) exercise by withholding that number of common shares having a total fair value equal to the warrant exercise amount from the total number of common shares that would otherwise have been issued upon exercise of the warrant (a “cashless exercise”).  Compensation cost is accrued as a charge to expense over the vesting period of such warrants using the accelerated expense attribution method under FASB Interpretation No. 28 “Accounting for Stock

Appreciation Rights and Other Variable Stock Option or Award Plans.”  For these awards, it is presumed that the employee will elect the cashless exercise and compensation expense is adjusted periodically to reflect the amount by which the estimated current fair value of the Company’s common shares exceeds the exercise price of the warrant (known as “variable plan accounting”).  Increases or decreases in the estimated fair value of the Company’s common stock between the grant date and the exercise date result in corresponding increases or decreases, respectively, in compensation expense in the period in which the change in estimated fair value of common stock occurs.  Accrued compensation for an award that is subsequently forfeited or cancelled is adjusted by decreasing compensation expense in the period of forfeiture or cancellation.  The reduction of compensation expense for these awards was $0.2 million and less than $0.1 million for the three months ended September 30, 2008 and 2007, respectively.

No awards were granted under these plans during the three months ended September 30, 2008 or 2007.  Excluding the warrants exercised by Denham in September 2008, as described in Note 17 below, there were no options or warrants exercised during the three months ended September 30, 2008.  During the three months ended September 30, 2007, 132,450 warrants were exercised in exchange for a comparable number of shares of common stock, at a weighted average exercise price of $2.16.

Note 17.  Related Party Transactions

Credit Agreement with Denham Commodity Partners Fund LP

Denham Commodity Partners Fund LP is a significant stockholder of the Company.  Denham has extended a $12.0 million line of credit to the Company, which bears interest at 9% per annum.  The termination date for the Denham Credit Facility is May 19, 2010, at which time any outstanding principal balance becomes due.   In December 2007, the Denham Credit Facility agreement was amended to allow the Company to draw principal until November 14, 2008.

In January 2008, the Company repaid the entire $11.0 million principal balance then outstanding under the Denham Credit Facility.  Interest expense related to the Denham Credit Facility was less than $0.1 million and $0.3 million for the three months ended September 30, 2008 and 2007, respectively.

In accordance with the September 30, 2008 amendment and restatement of the agreement that governs the Revolving Credit Facility (refer to Note 14), the Company was required to borrow any available balance under the Denham Credit Facility prior to November 7, 2008, and to maintain such balance outstanding until the Revolving Credit Facility expires on July 31, 2009.  In September 2008, the Company borrowed the entire $12.0 million available line under the Denham Credit Facility.

Legal Services

A director and significant stockholder of the Company, Daniel Bergstein, is a senior partner of Paul, Hastings, Janofsky & Walker LLP (“Paul Hastings”), a law firm that provides legal services to the Company.  During the three months ended September 30, 2008 and 2007, Paul Hastings provided the Company with legal services totaling $0.2 million and $0.4 million, respectively, of which $0.1 million and $0.3 million, respectively, were for general legal services recorded as general and administrative expenses.  The remaining $0.1 million of fees for the three months ended September 30, 2008 and 2007 related to amendments to debt agreements and acquisitions and were deferred on the consolidated balance sheets to be amortized over the estimated useful lives associated with the related transactions.  The Company expects that Paul Hastings will continue to provide legal services to the Company in future periods.

Financial Advisory Services

In May 2007, the Company entered into a financial advisory services agreement with Greenhill & Co., LLC, an affiliate of Greenhill Capital Partners, a significant stockholder of the Company, pursuant to which the Company pays Greenhill & Co., LLC quarterly fees that total $0.3 million annually, and may incur other charges based on the occurrence of a transaction, as defined in such agreement.  The Company recorded $0.1 million and $0 of general and administrative expenses during each of the three months ended September 30, 2008 and 2007, respectively, related to this agreement.

Management Fees

In July 2007, the Company agreed to pay Denham, Daniel Bergstein and Charter Mx LLC, another significant stockholder of the Company, an aggregate annual fee of $0.9 million, payable in equal quarterly amounts, for management consulting services provided to the Company.  These fees are recorded as general and administrative expenses on the Company’s consolidated statements of operations.  Management fees of approximately $0.2 million related to these arrangements were recorded in general and operating expenses during each of the three months ended September 30, 2008 and 2007.

Warrants Exercised by Related Parties

As of June 30, 2008, the Company had 1,544,736 fully-vested warrants to purchase common stock outstanding, held by Denham, with a weighted average exercise price of $9.79 per share.  These warrants were not subject to variable plan accounting because there is no future requirement to provide any services to the Company in order for Denham to exercise the warrants.  Therefore, the Company did not record any expense related to these warrants during the three months ended September 30, 2008 or 2007.  In September 2008, Denham exercised these warrants in a cashless transaction, resulting in the issuance of 1,054,982 shares of the Company’s common stock.  Denham forfeited the right to acquire 489,754 shares of Holdings’ common stock under the warrants as consideration for the cashless exercise.

Bridge Financing Related to the Amended Revolving Credit Agreement

Pursuant to the Amended Revolving Credit Agreement (refer to Note 14), on November 17, 2008, Charter Mx LLC, Denham and four members of the Company’s senior management team agreed to provide Bridge Financing in an aggregate amount of $10.4 million by becoming lenders in a new bridge loan tranche under the Amended Revolving Credit Agreement. Bridge loan amounts were as follows: (1) $5.0 million each from Charter Mx LLC and Denham; and (2) $0.1 million each from Jeffrey A. Mayer, Chief Executive Officer; Steven Murray, Chief Operating Officer; Carol R. Artman Hodge, Vice President; and Chaitu Parikh, Chief Financial Officer.  An up front fee of 2% of the respective loan amount was paid to each bridge lender upon closing.

Interest accrues to each bridge lender as follows: (1) 16% from the closing date through April 6, 2009; (2) 18% from April 7, 2009 through July 6, 2009; (3) 20% from July 7, 2009 through October 6, 2009; and (4) 22% thereafter until the Bridge Financing is repaid.  Charter Mx LLC is guaranteed a minimum of $1.25 million of interest over the life of its outstanding loan.  The remaining lenders are guaranteed an aggregate minimum of $1.62 million of interest, shared ratably in proportion to their outstanding loan balances over the lives of their outstanding loans.

On or after April 15, 2009, any Bridge Financing lender may elect to convert their outstanding loan balance, plus accrued interest, into shares of the Company’s Series B preferred stock.  Refer to Note 15 for additional information regarding the Company’s preferred stock.

The repayment dates for Charter Mx LLC’s and the remaining bridge lenders, loans are April 6, 2009 and July 31, 2009, respectively.

Note 18.  Commitments and Contingencies

Contingent Consideration Related to the GasKey Acquisition

Pursuant to the agreement that governs the GasKey Acquisition (refer to Note 3), contingent consideration is payable to PS Energy Group, Inc. on a quarterly basis in arrears for volumes consumed and billed under certain customer contracts for a 36-month period subsequent to the acquisition date.  The payment is determined for activity during each three-month period subsequent to the January 2008 closing of the GasKey Acquisition, and capitalized as part of customer acquisition costs.   During the three months ended September 30, 2008, approximately $0.2 million of consideration was paid to PS Energy Group, Inc. for activity during the three months ended June 30, 2008.

Contingent Consideration Related to the Vantage Acquisition

On May 17, 2007, the Company acquired substantially all of the assets of Vantage Power Services, L.P. (“Vantage”) and began supplying power to approximately 12,000 former electricity RCEs of Vantage in and around Houston, Dallas/Ft. Worth and Corpus Christi, Texas (the “Vantage Acquisition”).  In connection with the Vantage Acquisition, the Company made an escrow deposit of $0.9 million, which Vantage is eligible to receive as additional consideration, subject to actual customer attrition and bad debt experience associated with customer accounts acquired from Vantage (the “Vantage Contingent Consideration”).  The funds in escrow are included in restricted cash on the Company’s consolidated balance sheet.  The Vantage Contingent Consideration is evaluated at the end of each six-month period during the 18–month period following the May 17, 2007 closing date for the Vantage Acquisition.  Contingent consideration payable to Vantage at September 30, 2008 for activity during the three months ended September 30, 2008 was less than $0.1 million.

The Company will also pay to Vantage an established percentage of the realized net margin associated with the purchased contracts for the original contract term up to a maximum of two years after the closing of the Vantage Acquisition.  These margin-sharing payments are not expected to be material.

Note 19.  Business Segments

The Company’s core business is the retail sale of natural gas and electricity to end-use customers in deregulated markets.  Accordingly, the Company’s business is classified into two business segments: natural gas and electricity.  Through these business units, natural gas and electricity are sold at fixed and variable contracted prices based on the demand or usage of customers.

Financial information for the Company’s business segments is summarized in the following table.

	Natural Gas	Electricity	Total
	(in thousands)

Three months ended September 30, 2008:
Sales	$80,163	$42,406	$122,569
Cost of goods sold (1)	(79,618)	(38,294)	(117,912)
Gross profit before unrealized losses from risk management activities (1)	$545	$4,112	4,657

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized losses from risk management activities			(78,662)
Operating expenses			(23,820)
Interest expense, net			(6,741)

Loss before income tax benefit			$(104,566)

Net assets allocated to business segments at period end:
Accounts receivable, net	$51,419	$20,875	$72,294
Natural gas inventories	95,169	—	95,169
Goodwill	3,810	—	3,810
Customer acquisition costs, net	33,651	7,895	41,546
Total	$184,049	$28,770	$212,819

Three months ended September 30, 2007:
Sales	$60,486	$15,465	$75,951
Cost of goods sold (1)	(55,245)	(13,239)	(68,484)
Gross profit before unrealized losses from risk management activities (1)	$5,241	$2,226	7,467

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized losses from risk management activities			(4,175)
Operating expenses			(25,227)
Interest expense, net			(9,211)

Loss before income tax benefit			$(31,146)

Net assets allocated to business segments at period end:
Accounts receivable, net	$37,931	$8,027	$45,958
Natural gas inventories	74,732	—	74,732
Goodwill	3,810	—	3,810
Customer acquisition costs, net	33,810	3,264	37,074
Total	$150,283	$11,291	$161,574

(1)

Includes realized losses from risk management activities, but excludes unrealized gains (losses) from risk management activities. As the underlying customer contracts are not marked to market, the unrealized gains (losses) from risk management activities do not offer an accurate indication of the ultimate cash impact to the business. The ultimate cash impact to the business is not determinable until delivery of natural gas under the customer contracts and the associated gain (loss) on risk management activity is realized.

Note 20.  Condensed Consolidating Financial Information

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

The following tables present consolidating balance sheets as of September 30, 2008 and June 30, 2008, related consolidating statements of operations for the three months ended September 30, 2008 and 2007, and consolidating statements of cash flows for the three months ended September 30, 2008 and 2007 for Holdings, the Guarantor Subsidiaries and the Non-guarantor Subsidiary.  Elimination entries necessary to consolidate the entities are also presented.

MXENERGY HOLDINGS INC.

Consolidating Balance Sheet

September 30, 2008

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$898	$20,416	$—	$21,314
Restricted cash	—	—	590	—	590
Intercompany receivable	211,345	—	—	(211,345)	—
Accounts receivable, net	—	68	72,226	—	72,294
Natural gas inventories	—	—	95,169	—	95,169
Current portion of unrealized gains from risk management activities	158	—	663	—	821
Income taxes receivable	13,703	—	13,703	(13,703)	13,703
Deferred income taxes	15,124	—	—	—	15,124
Other current assets	—	295	4,284	—	4,579
Total current assets	240,330	1,261	207,051	(225,048)	223,594
Unrealized gains from risk management activities	139	—	—	—	139
Goodwill	—	—	3,810	—	3,810
Customer acquisition costs, net	—	57	41,489	—	41,546
Fixed assets, net	—	—	8,997	—	8,997
Deferred income taxes	19,491	—	19,491	(19,491)	19,491
Other assets	2,830	—	2,484	—	5,314
Total assets	$262,790	$1,318	$283,322	$(244,539)	$302,891

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued liabilities	$3,354	$301	$29,669	$—	$33,324
Accrued commodity purchases	—	793	23,141	—	23,934
Intercompany payable	—	1,912	180,227	(182,139)	—
Current portion of unrealized losses from risk management activities	1,622	—	24,083	—	25,705
Deferred revenue	—	—	17,383	—	17,383
Total current liabilities	4,976	3,006	274,503	(182,139)	100,346
Long-term investments	19,179	—	—	(19,179)	—
Unrealized losses from risk management activities	2,653	—	7,366	—	10,019
Long-term debt:
Floating Rate Senior Notes due 2011	162,855	—	—	—	162,855
Denham credit facility	12,000	—	—	—	12,000
Total long-term debt	174,855	—	—	—	174,855
Total liabilities	201,663	3,006	281,869	(201,318)	285,220

Commitments and contingencies	—	—	—	—	—

Redeemable convertible preferred stock	50,242	—	—	—	50,242

Stockholders’ Equity (deficit):
Common stock	47	1	—	(1)	47
Additional paid-in-capital	22,330	—	—	—	22,330
Contributed capital	819	—	42,401	(43,220)	—
Unearned stock compensation	—	—	—	—	—
Accumulated other comprehensive loss	—	(149)	—	—	(149)
(Accumulated deficit) retained earnings	(12,311)	(1,540)	(40,948)	—	(54,799)
Total stockholders’ equity (deficit)	10,885	(1,688)	1,453	(43,221)	(32,571)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$262,790	$1,318	$283,322	$(244,539)	$302,891

MXENERGY HOLDINGS INC.

Consolidating Balance Sheet

June 30, 2008

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$970	$70,988	$—	$71,958
Restricted cash	—	—	587	—	587
Intercompany receivable	184,200	—	—	(184,200)	—
Accounts receivable, net	—	28	87,645	—	87,673
Natural gas inventories	—	—	65,006	—	65,006
Current portion of unrealized gains from risk management activities	183	—	35,681	—	35,864
Income taxes receivable	7,524	—	—	—	7,524
Other current assets	—	302	3,059	—	3,361
Total current assets	191,907	1,300	262,966	(184,200)	271,973
Unrealized gains from risk management activities	234	—	12,987	—	13,221
Goodwill	—	—	3,810	—	3,810
Customer acquisition costs, net	—	68	41,625	—	41,693
Fixed assets, net	—	—	10,525	—	10,525
Deferred income taxes	10,503	—	10,503	(10,503)	10,503
Long-term investments	45,820	—	—	(45,820)	—
Other assets	3,134	—	893		4,027
Total assets	$251,598	$1,368	$343,309	$(240,523)	$355,752

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$8,816	$306	$27,480	$—	$36,602
Accrued commodity purchases	—	612	50,849	—	51,461
Intercompany payable	—	1,912	185,590	(187,502)	—
Current portion of unrealized losses from risk management activities	2,187	—	791	—	2,978
Deferred revenue	—	—	7,435	—	7,435
Deferred income taxes	9,800	—	9,800	(9,800)	9,800
Total current liabilities	20,803	2,830	281,945	(197,302)	108,276
Unrealized losses from risk management activities	2,839	—	—	—	2,839
Long-term debt:
Floating Rate Senior Note due 2011	162,648	—	—	—	162,648
Total long term debt	162,648	—	—	—	162,648
Total liabilities	186,290	2,830	281,945	(197,302)	273,763

Commitments and contingencies	—	—	—	—	—

Redeemable convertible preferred stock	48,779	—	—	—	48.779

Stockholders’ equity (deficit):
Common stock	36	1	—	(1)	36
Additional paid-in-capital	23,635	—	—	—	23,635
Contributed capital	819	—	42,401	(43,220)	—
Unearned stock compensation	(4)	—	—	—	(4)
Accumulated other comprehensive loss	—	(189)	—	—	(189)
(Accumulative deficit) retained earnings	(7,957)	(1,274)	18,963	—	9,732
Total stockholders’ equity (deficit):	16,529	(1,462)	61,364	(43,221)	33,210
Total liabilities and stockholders’ equity	$251,598	$1,368	$343,309	$(240,523)	$355,752

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

For The Three Months Ended September 30, 2008 and 2007

(in thousands)

	Three Months Ended September 30, 2008
	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Sales of natural gas and electricity	$—	$2	$122,567	$—	$122,569
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	71	116,817	—	116,888
Realized losses from risk management activities	—	—	1,024	—	1,024
Unrealized losses from risk management activities	—	—	78,662	—	78,662
	—	71	196,503	—	196,574
Gross loss	—	(69)	(73,936)	—	(74,005)
Operating expenses:
General and administrative expenses	32	193	12,367	—	12,592
Advertising and marketing expenses	—	—	821	—	821
Reserves and discounts	—	—	1,725	—	1,725
Depreciation and amortization	—	9	8,673	—	8,682
Equity in operations of consolidated subsidiaries	64,999	—	—	(64,999)	—
Total operating expenses	65,031	202	23,586	(64,999)	23,820
Operating (loss) profit	(65,031)	(271)	(97,522)	64,999	(97,825)
Interest expense, net	(631)	(5)	7,377	—	6,741
(Loss) income before income tax benefit (expense)	(64,400)	(266)	(104,899)	64,999	(104,566)
Income tax benefit (expense)	40,035	—	40,166	(40,166)	40,035
Net (loss) income	$(24,365)	$(266)	$(64,733)	$24,833	$(64,531)

	Three Months Ended September 30, 2007
	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Sales of natural gas and electricity	$—	$363	$75,588	$—	$75,951
Cost of goods sold (excluding depreciation and amortization) :
Cost of natural gas and electricity sold	—	264	61,228	—	61,492
Realized gains from risk management activities	—	—	6,992	—	6,992
Unrealized losses from risk management activities	—	—	4,175	—	4,175
	—	264	72,395		72,659
Gross profit	—	99	3,193		3,292
Operating expenses:
General and administrative expenses	17	35	14,706	—	14,758
Advertising and marketing expenses	—	—	2,171	—	2,171
Reserves and discounts	—	—	573	—	573
Depreciation and amortization	—	9	7,716	—	7,725
Equity in operations of consolidated subsidiaries	13,462	—	—	(13,462)	—
Total operating expenses	13,479	44	25,166	(13,462)	25,227
Operating (loss) profit	(13,479)	55	(21,973)	13,462	(21,935)
Interest expense, net	8,611	—	600	—	9,211

(Loss) income before income tax benefit (expense)	(22,090)	55	(22,573)	13,462	(31,146)
Income tax benefit (expense)	12,907	—	9,056	(9,056)	12,907
Net (loss) income	$(9,183)	$55	$(13,517)	$4,406	$(18,239)

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

For The Three Months Ended September 30, 2008

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net (loss) income	$(24,365)	$(266)	$(64,733)	$24,833	$(64,531)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Unrealized losses from risk management activities	—	—	78,662	—	78,662
Stock compensation expense	—	—	173	—	173
Depreciation and amortization	—	9	8,673	—	8,682
Deferred tax benefit	(33,911)	—	(33,911)	33,911	(33,911)
Unrealized losses on interest rate swaps and amortization of deferred financing fees	(631)	—	1,586	—	955
Amortization of customer contracts acquired	—	—	(511)	—	(511)
Equity in operations of consolidated subsidiaries	64,999	—	—	(64,999)	—
Changes in assets and liabilities, net of effects of acquisitions:
Restricted cash	—	—	(3)	—	(3)
Accounts receivable	(19,387)	(40)	15,420	19,386	15,379
Natural gas inventories	—	—	(30,163)	—	(30,163)
Income taxes receivable	(6,179)	—	(6,179)	6,179	(6,179)
Option Premiums	—	—	652	—	652
Other assets	304	36	(3,649)	—	(3,309)
Accounts payable and accrued liabilities	(4,873)	177	(19,518)	(7,267)	(31,481)
Deferred revenue	—	—	9,948	—	9,948
Net cash (used in) provided by operating activities	(24,043)	(84)	(43,553)	12,043	(55,637)

Investing activities
Long-term investments	12,043	—	—	(12,043)	—
Customer acquisition costs	—	12	(6,548)	—	(6,536)
Purchases of fixed assets	—	—	(471)	—	(471)
Net cash provided by (used in) investing activities	12,043	12	(7,019)	(12,043)	(7,007)

Financing activities
Proceeds from Denham Credit Facility	12,000	—	—	—	12,000
Issuance of common stock related to exercise of warrants	—	—	—	—	—
Net cash provided by financing activities	12,000	—	—	—	12,000
Net decrease in cash and cash equivalents	—	(72)	(50,572)	—	(50,644)
Cash and cash equivalents at beginning of period	—	970	70,988	—	71,958

Cash and cash equivalents at end of period	$—	$898	$20,416	$—	$21,314

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

For The Three Months Ended September 30, 2007

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net (loss) income	$(9,183)	$55	$(13,517)	$4,406	$(18,239)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Unrealized losses from risk management activities	—	—	4,175	—	4,175
Stock compensation expense	—	—	856	—	856
Depreciation and amortization	—	9	7,716	—	7,725
Deferred tax benefit	(3,623)	—	(222)	—	(3,845)
Unrealized losses on interest rate swaps and amortization of deferred financing fees	1,819	—	1,831	—	3,650
Amortization of customer contracts acquired	—	—	(255)	—	(255)
Equity in operations of consolidated subsidiaries	13,462	—	—	(13,462)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	—	(1)	2,364	—	2,363
Natural gas inventories	—	—	(18,185)	—	(18,185)
Income taxes receivable	(8,538)	—	—	—	(8,538)
Option Premiums	—	—	460	—	460
Other assets	162	(87)	(1,271)	—	(1,196)
Accounts payable and accrued liabilities	(5,856)	123	(38,205)	20,529	(23,409)
Deferred revenue	—	—	13,266	—	13,266
Net cash (used in) provided by operating activities	(11,757)	99	(40,987)	11,473	(41,172)

Investing activities
Long-term investments	11,473	—	—	(11,473)	—
Customer acquisition costs	—	(56)	(3,535)	—	(3,591)
Purchases of fixed assets	—	—	(221)	—	(221)
Net cash provided by (used in) investing activities	11,473	(56)	(3,756)	(11,473)	(3,812)

Financing activities
Issuance of common stock related to exercise of warrants	284	—	—	—	284
Net cash provided by financing activities	284	—	—	—	284
Net increase (decrease) in cash and cash equivalents	—	43	(44,743)	—	(44,700)
Cash and cash equivalents at beginning of period	—	137	136,805	—	136,942

Cash and cash equivalents at end of period	$—	$180	$92,062	$—	$92,242

Note 21.  Subsequent Events

In October 2008, the Company received regulatory and bankruptcy court approval and entered into an agreement to purchase liquefied natural gas inventory from an insolvent Georgia-based retail natural gas company.  In connection therewith, the related portfolio of natural gas customers was transferred to the Company at no cost.  The total purchase price for the inventory was approximately $1.5 million.  The purchase agreement also requires the Company to pay transition fees of approximately $0.5 million, which will be expensed as incurred.  This acquisition is not expected to have a material impact on the Company’s financial position or results of operations for the fiscal year ending June 30, 2009.

In November 2008, the Company amended its Hedge Facility (refer to Note 8) and its Revolving Credit Facility (refer to Note 14).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Definitions

References in this Quarterly Report to “Holdings” refer to MXenergy Holdings Inc., a Delaware corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to Holdings together with its consolidated subsidiaries.

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

EXECUTIVE OVERVIEW

The loss before income tax benefit increased $73.4 million (236%) to $104.6 million for the three months ended September 30, 2008, as compared with the same period in fiscal year 2008, primarily due to higher unrealized losses from risk management activities and lower natural gas gross profit before unrealized losses from risk management activities, which were partially offset by higher electricity gross profit before unrealized losses from risk management activities and lower operating expenses.  Natural gas gross profit, electricity gross profit and operating expenses are addressed below under “Results of Operations.”

Market prices for natural gas decreased sharply during the three months ended September 30, 2008 after increasing significantly during the final quarter of fiscal year 2008.  Lower natural gas prices had the following significant impacts during the three months ended September 30, 2008:

•                  decreases in the market values of derivative instruments utilized by us as economic hedges intended to reduce our exposure to changes in natural gas prices, which resulted in significant unrealized losses from risk management activities during the current quarter;

•                  significantly lower market prices during the three months ended September 30, 2008 in relation to the weighted average cost of inventory at June 30, 2008 resulted in increased cost of natural gas inventory sold during the quarter;

•                  a significant adjustment at September 30, 2008 to reduce the value of our natural gas inventories as a result of our valuation model for calculating the lower of cost or market value for inventories; and

•                  a significant reduction in the available borrowing base under our credit facility with a consortium of banks (the “Revolving Credit Facility”), which strained our ability to post letters of credit as collateral with suppliers and hedge providers, and which ultimately resulted in material amendments to our Revolving Credit Facility.

Adjusted EBITDA

Management believes that Adjusted EBITDA, which is not a financial measure recognized under accounting principles generally accepted in the United States (“U.S. GAAP”), is a measure commonly used by financial analysts in evaluating operating performance and liquidity of companies, including energy companies.  Management also believes that this measure allows a standardized comparison between companies in the energy industry, while minimizing the differences from depreciation policies, financial leverage, hedging strategies and tax strategies.  Accordingly, management believes that Adjusted EBITDA is the most relevant financial measure in assessing our operating performance and liquidity.  Adjusted EBITDA, as used herein, is not necessarily comparable to similarly titled measures of other companies.

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

Management uses Adjusted EBITDA for a variety of purposes, including assessing our performance and liquidity, allocating our resources for operational initiatives (e.g., establishing margins on sales initiatives), allocating our resources for business growth strategies (e.g., considering acquisition opportunities), determining new marketing initiatives, determining market entry and rationalizing our internal resources.  In addition, Adjusted EBITDA is a key variable for estimating our equity value, including various equity instruments (such as common stock, preferred stock, stock options and warrants), and assessing compensation incentives for our employees.  Management also provides financial performance measures to our senior executive team and significant shareholders with an emphasis on Adjusted EBITDA, on a consolidated basis, as the appropriate basis with which to measure the performance and liquidity of our business.  Furthermore, certain financial covenants in the agreements governing our revolving credit facility with a syndicate of banks (the “Revolving Credit Facility”) and our primary natural gas hedge facility (the “Hedge Facility”) contain ratios based on EBITDA and the items defined above that are excluded to calculate Adjusted EBITDA, as well as other items.  Accordingly, management and our significant shareholders utilize Adjusted EBITDA as a primary measure when assessing our operating performance and liquidity of our business.

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

The financial data included in the following table was derived from our consolidated financial statements, which are included elsewhere in this Quarterly Report.  The table includes a reconciliation from net income (loss) calculated on a U.S. GAAP basis to EBITDA and Adjusted EBITDA.  The financial information in the table should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto and commentary included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report.”

Selected consolidated financial operating data and a reconciliation of net loss for the three months ended September 30, 2008 and 2007 to EBITDA and Adjusted EBITDA are summarized in the following table.

		Three Months Ended September 30,
		2008	2007
		(in thousands)
Sales of natural gas and electricity		$122,569	$75,951
Cost of goods sold		196,574	72,659
Gross profit (loss)		(74,005)	3,292
Operating expenses		23,820	25,227
Operating loss		(97,825)	(21,935)
Interest expense, net of interest income		6,741	9,211
Loss before income tax benefit		(104,566)	(31,146)
Income tax benefit		40,035	12,907
Net loss		(64,531)	(18,239)

Items to reconcile net loss to EBITDA :
Add:	Interest expense, net of interest income	6,741	9,211
	Depreciation and amortization	8,682	7,725
Less:	Income tax benefit	(40,035)	(12,907)
EBITDA		(89,143)	(14,210)

Items to reconcile EBITDA to Adjusted EBITDA:
Add:	Stock compensation expense	173	856
	Unrealized losses from risk management activities	78,662	4,175
Adjusted EBITDA		$(10,308)	$(9,179)

Significant activity affecting Adjusted EBITDA for the three months ended September 30, 2008, as compared with the three months ended September 30, 2007, is summarized in the following table.  The increases (decreases) in the table above are addressed below under “Results of Operations.”

(in thousands)

Adjusted EBITDA for the three months ended September 30, 2007	$(9,179)
Increases (decreases) in Adjusted EBITDA due to:
(Lower) higher gross profit, excluding unrealized losses from risk management activities:
Natural gas	(4,695)
Electricity	1,886
Lower operating expenses, excluding depreciation, amortization and stock compensation expense	1,680
Adjusted EBITDA for the three months ended September 30, 2008	$(10,308)

Selected Operating Data

Selected data for our natural gas and electricity business segments is provided in the following table.

	Three Months Ended September 30,
	2008	2007
Natural gas:
RCEs at period end	576,000	556,000
Average RCEs during the period	586,000	579,000
MMBtus sold during the period	5,128,000	4,433,000
Sales per MMBtu sold during the period	$15.63	$13.64
Gross profit per MMBtu sold during the period	$.11	$1.18

Electricity:
RCEs at period end	99,000	55,000
Average RCEs during the period	98,000	47,000
MWhrs sold during the period	258,000	130,000
Sales per MWhr sold during the period	$164.36	$118.96
Gross profit per MWhr sold during the period	$15.94	$17.12

(1)

Gross profit per MMBtu sold during the three months ended September 30, 2008 was negatively impacted by unusual and significant decreases in natural gas market prices during the period. Refer to “Results of Operations – Natural Gas Gross Profit” below.

Customer Attrition and Renewals

Average annualized in-contract customer attrition was approximately 30% for the three months ended September 30, 2008. For the three-year period from July 1, 2005 through June 30, 2008, we experienced an average annual in-contract customer attrition rate of approximately 22%.  Higher in-contract customer attrition during the three months ended September 30, 2008 was primarily due to a steep drop in competitive market prices in certain of our markets, most notably in Texas, which resulted in an unusually high rate of fixed rate customers who decided to terminate their contracts with us in favor of lower rates offered by certain of our competitors in the market.  However, we also added a significant number of new customers in Texas who decided to migrate to us from certain competitors whose prices were higher than ours during the same three-month period, which we believe will offset the expected long-term impact of higher attrition during the current quarter.

At the end of each customer contract term, customer contracts in most of our markets are renewed upon notification by the marketers unless the customer indicates otherwise.  During the three months ended September 30, 2008, approximately 86% of all customers that received a notification ultimately continued their relationship with us.  In comparison, during the three year period from July 1, 2005 through June 30, 2008, approximately 87% of our customers that received such notification of contract expiration ultimately continued their relationship with us.

Attrition data is calculated based upon actual customer level data.  For analytical purposes, we assume that one RCE represents a natural gas customer with a standard consumption of 100 MMBtus per year, or an electricity customer with a standard consumption of 10 MWhr per year.  However, each customer does not actually consume 100 MMBtu of natural gas or 10 MWhr of electricity.  For example, one of our mid-market or large commercial customers may consume the equivalent of several hundred or even thousands of RCEs.  Therefore, any reduction in RCEs in any of our markets may not be directly correlated with, or attributable to, customer attrition.

Seasonality of Operations

For the three months ended September 30, 2008, natural gas and electricity sales accounted for approximately 65% and 35%, respectively, of our total sales.  Weather conditions have a significant impact on customer demand and on the price of natural gas and electricity.  Customer demand exposes us to a high degree of seasonality in sales, cost of sales, billing to and cash collections from customers, inventory requirements and cash flows.  In addition, customers who choose to be on budget billing programs and LDC payment terms can cause timing differences between the billing and collection of accounts receivable and the recording of revenues.

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

The impact of rapidly rising or falling commodity prices also varies greatly depending on the period of time in which they occur within our fiscal year.  Although operating results for a full fiscal year may not be materially impacted by such trends due to our commodity hedging and contract pricing strategies, they can have material short-term impacts on monthly and quarterly operating results, which may be misleading when considered outside of the context of our annual operating cycle.

New Accounting Pronouncements

New accounting pronouncements are summarized in Note 2 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.  Such disclosure is incorporated herein by reference.

Related Party Transactions

Transactions with related parties are summarized in Note 17 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.  Such disclosure is incorporated herein by reference.

BALANCE SHEET REVIEW

Unrealized Gains and Losses from Risk Management Activities

Total unrealized gains from risk management activities included in current and long-term assets on the consolidated balance sheets decreased to approximately $1.0 million at September 30, 2008 from $49.1 million at June 30, 2008.  Total unrealized losses from risk management activities included in current and long-term liabilities increased to $35.7 million at September 30, 2008 from $5.8 million at June 30, 2008.  Market prices for natural gas decreased significantly during the three months ended September 30, 2008, which resulted in lower forward commodity contract prices as compared with the average price on related open hedge contracts for natural gas.

Redeemable Convertible Preferred Stock

The Company is authorized to issue 5,000,000 shares of Series A redeemable convertible preferred stock (the “Preferred Stock”).  On June 30, 2004, the Company Inc. entered into a purchase agreement (the “Preferred Stock Purchase Agreement”) with affiliates of Charterhouse Group Inc. and Greenhill Capital Partners LLC (collectively, the “Preferred Investors”) to issue 1,451,310 shares of Preferred Stock at a purchase price of $21.36 per share.

On or after the fifth anniversary of the issuance of the Preferred Stock, if the fair market value of our common stock is at a level that would not provide the Preferred Investors with an annual rate of return of at least 25%, compounded annually, for the five-year period ending June 30, 2009, the Preferred Investors may require that we make a redemption election.  If the holders of the Preferred Stock require us to make a redemption election, and if we elect to redeem the Preferred Stock, the redemption amount is payable in cash equal to the greater of: (1) the fair market value of the shares of common stock into which the Preferred Stock may be converted on the date of the redemption election notice; or (2) the original issue price of $21.36 per share, plus any accrual of dividends.  If we elect not to redeem the Preferred Stock, we are required to grant the Preferred Investors effective control over Holding’s Board of Directors.  As of September 30, 2008, if the Preferred Investors were to request that we make a redemption election, we do not have the intent or the ability to redeem the Preferred Stock due to limitations included in the agreements that govern the Revolving Credit Facility, the Hedge Facility and the Senior Notes.  However, since the Preferred Investors would effectively control our Board of Directors in the event that we do not elect to redeem the Preferred Stock, we have determined that, in accordance with U.S. GAAP, the Preferred Stock is redeemable at the option of the Preferred Investors and that it is probable that the Preferred Stock will become redeemable at June 30, 2009.  Therefore the carrying value of the Preferred Stock is recorded outside of stockholders’ equity on the consolidated balance sheets and has been adjusted to its estimated redemption value of $50.2 million as of September 30, 2008, which represents the amount that provides the Preferred Investors with a minimum annual rate of return of 12%, compounded annually through September 30, 2008.  During the three months ended September 30, 2008, a $1.5 million charge was recorded to additional paid in capital to adjust the Preferred Stock to its current redemption value.

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

	Natural Gas	Electricity	Total
	(in thousands)

Three months ended September 30, 2008:
Sales	$80,163	$42,406	$122,569
Cost of goods sold(1)	(79,618)	(38,294)	(117,912)
Gross profit before unrealized losses from risk management activities	$545	$4,112	4,657

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized losses from risk management activities			(78,662)
Operating expenses			(23,820)
Interest expense, net			(6,741)

Loss before income tax benefit			$(104,566)

Three months ended September 30, 2007:
Sales	$60,486	$15,465	$75,951
Cost of goods sold(1)	(55,245)	(13,239)	(68,484)
Gross profit before unrealized losses from risk management activities	$5,241	$2,226	7,467

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized losses from risk management activities			(4,175)
Operating expenses			(25,227)
Interest expense, net			(9,211)

Loss before income tax benefit			$(31,146)

(1)          Includes realized losses from risk management activities, but excludes unrealized gains (losses) from risk management activities.  As the underlying customer contracts are not marked to market, the unrealized gains (losses) from risk management activities do not offer an accurate indication of the ultimate cash impact to the business.  The ultimate cash impact to the business is not determinable until delivery of natural gas under the customer contracts and the associated gain (loss) on risk management activity is realized.

Gross Profit by Business Segment

Natural Gas Gross Profit

Natural gas gross profit before unrealized losses from risk management activities decreased $4.7 million (90%) during the three months ended September 30, 2008, as compared with the same period in the previous fiscal year.

At each calendar quarter-end, we apply a lower of cost or market (“LCM”) test to our natural gas inventories on hand at the balance sheet date.  Any downward adjustment to the carrying value indicated by the LCM model is recorded as a reduction to natural gas inventories, with an offsetting increase to cost of natural gas sold.  For quarterly reporting periods prior to September 30, 2008, any LCM reductions indicated by the model generally had an immaterial impact on cost of natural gas sold and gross profit for the natural gas business segment.  However, market prices for natural gas decreased significantly during the three months ended September 30, 2008, which resulted in a $7.2 million LCM reduction of natural gas inventories at September 30, 2008, with an offsetting increase to cost of natural gas sold.  The LCM adjustment effectively reduced our natural gas gross profit from approximately $7.7 million ($1.52 per MMBtu sold) to $0.5 million ($0.11 per MMBtu sold) during the period.  If forward prices remain constant, this impact should be fully or partially offset in future periods by higher gross profit, as physical gas is delivered to customers during the remain terms of their contracts.  Because of the unusual price environment that led to the LCM adjustment, and because we believe that this LCM adjustment will be recovered during the second and third quarters of fiscal year 2009 in the form of higher gross profit resulting from lower cost of natural gas sold, the analysis that follows excludes the LCM adjustment for the purpose of comparing natural gas gross profit for the three months ended September 30, 2008 to the same period in the previous fiscal year.

Excluding the September 2008 LCM adjustment, natural gas gross profit before unrealized losses from risk management activities increased $2.5 million (49%) for the three months ended September 30, 2008, as compared with the same period in the previous fiscal year.  Also excluding the LCM adjustment, natural gas gross profit per MMBtu sold increased $0.34 (29%) for the three months ended September 30, 2008, as compared with the same period in the previous fiscal year.  These increases in natural gas gross profit and gross profit per MMBtu sold resulted from the net impact of the following significant factors.

Realized Losses from Risk Management Activities Related to Natural Gas Inventories Not Yet Sold

As we do not perform hedge accounting, realized gains (losses) from risk management activities includes net gains (losses) related to the settlement of risk management activities associated with natural gas inventories.  Offsetting net increases (decreases) in gross profit should be realized in future periods as these inventories are sold.

During the three months ended September 30, 2008, we recorded approximately $2.6 million of realized gains related to settlement of risk management activities associated with natural gas inventories, as compared to similar realized losses of approximately $3.0 million for the same period in fiscal year 2008, resulting in a net $5.6 million ($1.19 per MMBtu of natural gas sold) positive comparative impact on gross profit.  These impacts are expected to be fully or partially offset in future periods by lower or higher gross profit as natural gas is delivered to customers during the remaining terms of their contracts.

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

Significantly lower market prices for natural gas during the three months ended September 30, 2008 compared to the weighted average cost of gas reflected at June 30, 2008 reduced the carrying value of opening natural gas inventories that are economically hedged by customer contracts and/or derivative instruments and lowered our gross profit by approximately $3.5 million in the current quarter, while lower market prices for natural gas during the three months ended September 30, 2007 compared to the weighted average cost of gas reflected at June 30, 2007 lowered our gross profit by approximately $1.8 million during the three months ended September 30, 2007.  The comparative net impact was a reduction in natural gas gross profit of $1.7 million ($0.28 per natural gas MMBtu sold) for the three months ended September 30, 2008.  If forward prices remain constant, this impact should be fully or partially offset in future periods by higher gross profit, as physical gas is delivered to customers during the remain terms of their contracts and/or derivative instruments are settled for the related natural gas.

Electricity Gross Profit

Higher electricity sales and gross profit for the three months ended September 30, 2008 were primarily driven by higher average electricity RCEs, which increased 108% from September 30, 2007 to September 30, 2008, resulting in significantly higher volume of MWhrs sold.  The main driver for higher average RCEs was significant organic customer growth in our Texas, Massachusetts, Connecticut and New York market areas, which was largely due to targeted direct sales marketing activities and a wider range of products offered to customers.

Unrealized Losses from Risk Management Activities

Unrealized losses from risk management activities of $78.7 million for the three months ended September 30, 2008, as compared to losses of $4.2 million for the same period in 2007.  Market prices for natural gas decreased significantly during the three months ended September 30, 2008, which resulted in lower forward commodity contract prices as compared with the average price on related open hedge contracts for natural gas.  This impact should be fully or partially offset in future periods by gross profit realized when natural gas is purchased and delivered to customers.

Operating Expenses

Operating expenses are summarized in the following table.

	Three Months Ended September 30,		2008 versus 2007 Increase (Decrease)
	2008	2007	Amount	%
	($ in thousands)

General and administrative expenses	$12,592	$14,758	$(2,166)	(15)
Advertising and marketing expenses	821	2,171	(1,350)	(62)
Reserves and discounts	1,725	573	1,152	201
Depreciation and amortization	8,682	7,725	957	12
Total operating expenses	$23,820	$25,227	$(1,407)	(6)

General and Administrative Expenses

General and administrative expenses are summarized in the following table.

	Three Months Ended September 30,		2008 versus 2007 Increase (Decrease)
	2008	2007	Amount	%
	($ in thousands)

Salaries and employee benefits	$7,886	$9,124	$(1,238)	(14)
Professional fees	793	1,863	(1,070)	(57)
Other general and administrative expenses	3,913	3,771	142	4
Total general and administrative expenses	$12,592	$14,758	$(2,166)	(15)

Throughout fiscal year 2008, we incurred significant incremental general and administrative expenses related to initiatives to enhance our corporate finance, billing, accounting operations, customer service, information technology, marketing and supply functions in support of business growth and development of a formal internal audit function.  In addition, we increased our staff count and incurred other incremental costs to enhance our overall internal control environment, including our information technology and financial reporting controls.  A portion of these incremental costs were contractual expenses which were not expected to recur during fiscal year 2009.   Lower general and administrative expenses during the three months ended September 30, 2008 resulted directly from these non-recurring expenses incurred during the same period in the prior fiscal year.

Advertising and Marketing Expenses

During the three months ended September 30, 2007, we incurred significant expenses related to a multi-media campaign designed to support our direct sales activities in our Georgia market.  Subsequent to September 30, 2007, multi-media marketing expenditures slowed significantly after the Georgia campaign was completed, as we shifted our marketing focus and resources towards direct sales and marketing activities.  Much of the cost associated with these direct marketing channels are deferred as customer acquisition costs on our consolidated balance sheet and amortized over a three-year estimated benefit period.  Lower marketing costs for the three months ended September 30, 2008 resulted from higher deferrals of such direct marketing costs.

Reserves and Discounts

Reserves and discounts are summarized in the following table.

	Three Months Ended September 30,		2008 versus 2007 Increase (Decrease)
	2008	2007	Amount	%
	($ in thousands)

Provision for doubtful accounts	$1,293	$424	$869	205
Contractual discounts for LDC guarantees of customer accounts receivable (1)	432	149	283	190
Total reserves and discounts	$1,725	$573	$1,152	201

(1)          By agreement, certain LDCs guarantee the collection of customer accounts receivable.  Contractual discounts charged by various LDCs average approximately 1% of collections, which is effectively the cost to guarantee the customer accounts receivable.

Higher provision for doubtful accounts primarily relates to our largest non-guaranteed natural gas market in Georgia and our largest non-guaranteed electricity market in Texas.  Total sales of natural gas and electricity for these two markets increased by a combined 55% during the three months ended September 30, 2008, as compared with the same period in the prior fiscal year.  In addition, during the current quarter, we began to experience some deterioration of the aging of billed customer accounts receivable within these markets, which resulted in an increase in our provision for doubtful accounts.  We continue to closely monitor economic conditions and actual collections data within these and other markets for signs of any negative long-term trends which could resulting in higher allowance requirements.

Higher contractual discounts for LDC guarantees of customer accounts receivable are primarily due to higher sales of natural gas and electricity within our LDC guaranteed markets.  Total revenues within these markets increased approximately 100% during the three months ended September 30, 2008, as compared to the same period in the prior fiscal year, primarily due to overall organic growth within these markets.  The average contractual discount rate charged by LDCs also increased by nearly 50%, primarily due to increases in the discount rates required by LDCs in certain markets, particularly in Connecticut.

Depreciation and Amortization

Depreciation and amortization is summarized in the following table.

	Three Months Ended September 30,		2008 versus 2007 Increase (Decrease)
	2008	2007	Amount	%
	($ in thousands)

Depreciation of fixed assets	$1,997	$2,276	$(279)	(12)
Amortization of customer acquisition costs	6,683	5,447	1,236	23
Other amortization expense	2	2	—	—
Total depreciation and amortization	$8,682	$7,725	$957	12

As noted above under “Advertising and Marketing Expenses,” during fiscal year 2008, we shifted our marketing focus and resources towards direct sales and marketing activities.  Much of the cost associated with these direct marketing channels are deferred as customer acquisition costs on our consolidated balance sheet and amortized over a three-year estimated benefit period.  Higher amortization expense for the three months ended September 30, 2008 was a direct result of higher deferrals of such direct marketing costs during fiscal year 2008 and the first three months of fiscal year 2009.

Interest Expense, net

Significant components of interest expense, net are summarized in the following table.

	Three Months Ended September 30,		2008 versus 2007 Increase (Decrease)
	2008	2007	Amount	%
	($ in thousands)

Interest accrued on Floating Rate Senior Notes due 2011	$4,495	$5,838	$(1,343)	(23)
Interest rate swaps activity:
Change in fair market value (1)	(631)	1,819	(2,450)	(135)
Interest accrued	620	124	496	400
Interest and fees related to Revolving Credit Facility (2)	833	689	144	21
Interest and fees accrued on Hedge Facility (3)	327	698	(371)	(53)
Interest accrued on Denham Credit Facility	6	250	(244)	(98)
Other, primarily amortization of deferred financing costs	1,477	1,392	85	6
Total interest expense	7,127	10,810	(3,683)	(34)
Less: interest income	(386)	(1,599)	1,213	(76)
Interest expense, net	$6,741	$9,211	$(2,470)	(27)

(1)          We utilize interest rate swap agreements to manage exposure to interest rate fluctuations on the Floating Rate Senior Notes due 2011.  Mark-to-market adjustments and interest expense associated with these swap arrangements are recorded as adjustments to interest expense, net.

(2)          We utilize the Revolving Credit Facility primarily to post letters of credit related to activity under our Hedge Facility, commodity supplier agreements, transportation and storage agreements.  Fees and interest expense associated with letters of credit are recorded as interest expense.

(3)          Represents fees charged by the hedge provider related to forward-hedged commodity volumes under the Hedge Facility.

Lower interest accrued on the Floating Rate Senior Notes due 2011 (the “Senior Notes”) was primarily due to a lower average interest rate, which decreased to 10.65% for the three months ended September 30, 2008 from 12.84% for the same period in fiscal year 2008.  The average aggregate balance of Senior Notes outstanding also decreased to approximately $165.2 million for the three months ended September 30, 2008, as compared to $178.0 million for the same period in fiscal year 2008, due to our purchases of Senior Notes during fiscal year 2008.

During the three months ended September 30, 2007, we had an outstanding balance of $11.0 million under our credit facility with Denham Commodity Partners Fund LP (the “Denham Credit Facility”).  This balance was repaid in January 2008, and there were no additional amounts drawn under the Denham Credit Facility until late September 2008, at which time we drew down the entire available balance of $12.0 million.  We expect the outstanding balance of the Denham Credit Facility to remain at $12.0 million for the remainder of fiscal year 2009.

Lower interest income was a direct result of lower cash and cash equivalents and restricted cash balances during the three months ended September 30, 2008, as compared to the same period in fiscal year 2008.

Income Tax Benefit

Higher income tax benefit for the three months ended September 30, 2008 primarily resulted from a higher loss before income tax benefit.  Our effective tax rate was reduced to 38.29% for the three months ended September 30, 2008 from 41.44% for the same period in fiscal year 2008, primarily due to the mix of permanent differences impacting each period and lower state rates due to allocation of income among states.

Liquidity and Capital Resources

Our principal sources of liquidity for funding our ongoing operations are cash collected from sales of natural gas and electricity to customers and borrowings under our Revolving Credit Facility.  Our primary liquidity requirements arise from obligations incurred in connection with customer acquisition costs and the funding of our overall seasonal working capital needs (including purchases of natural gas inventories, collateral requirements and ongoing debt service obligations).  Because we sell natural gas and electricity, we are subject to material variations in short-term indebtedness under our Revolving Credit Facility on a seasonal basis, due to the timing and price of commodity purchases to meet customer demands.

A sharp drop in natural gas market prices during the three months ended September 30, 2008 resulted in a significant reduction in the natural gas inventory component of the available borrowing base under our Revolving Credit Facility.  The reduced borrowing base strained our ability to post letters of credit as collateral with suppliers and hedge providers, caused defaults of certain financial covenants included in the agreement that governs the Revolving Credit Facility, prompted a downgrade in our credit rating from Standard & Poor’s and ultimately resulted in material waivers of debt covenants and amendments to the agreement that governs the Revolving Credit Facility.

Cash Flow

During the three months ended September 30, 2008, our cash and cash equivalents decreased $50.6 million to a balance of $21.3 million at the end of the period.  Approximately $55.6 million of cash was used in operating activities during the period, which reflects a $14.4 million change from the $41.2 million used in operations for the three months ended September 30, 2007.  Of this overall decrease in cash used in operating activities, $10.0 million was used to fund higher working capital needs, primarily.  The remaining $4.4 million increase in cash used in operating activities was primarily due to lower operating profit, excluding unrealized gains or losses from risk management activities and non-cash expenses such as depreciation, amortization and stock compensation expense.

Cash was also used in or provided by the following material investing and financing activities during three months ended September 30, 2008:

•                  $6.5 million was used for investment in customer acquisition costs; and

•                  $12.0 million was provided by borrowings under the Denham Credit Facility.

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

At September 30, 2008, the total available borrowing base under our Revolving Credit Facility was $145.6 million, of which $129.5 was utilized in the form of outstanding letters of credit.  At June 30, 2008, the total availability under the Revolving Credit Facility was $193.9 million, of which $147.9 million was utilized in the form of outstanding letters of credit.  We did not draw any cash borrowings under the Revolving Credit Facility during the three months ended September 30, 2008, and there were no cash borrowings outstanding at September 30, 2008.

On September 30, 2008, the agreement that governs our Revolving Credit Facility was amended and restated.  The amended and restated agreement includes the following amendments to the previous agreement:

•                  The maturity date of the Revolving Credit Facility was extended through July 31, 2009.

•                  The maximum amount that we were permitted to borrow was reduced to $255.0 million.  The amendment allowed for new lenders to be added to the Revolving Credit Facility subsequent to closing, which could increase the maximum amount available for us to borrow to $280.0 million.

•                  We paid an upfront amendment closing fee of 0.75% of the aggregate commitment under the Revolving Credit Facility, which will be amortized to interest expense from October 2008 through July 2009.

•                  The margin added to base rate loans was increased by one percentage point.

•                  The fee associated with issuing letters of credit was increased to 2.75% per annum.  Various other fees under the facility were also increased.

•                  We were required to borrow any available balance under the Denham Credit Facility by November 7, 2008.  We borrowed the entire available balance under the Denham Credit Facility in September 2008.

•                  We may not acquire customer portfolios or operations of other companies without explicit approval by lenders holding a majority of the commitments under the Revolving Credit Facility.

•                  The financial covenant pertaining to the maximum average leverage ratio for the period from February 1, 2009 through the maturity date was lowered to 3.75 from 4.00.

On November 7, 2008, MXenergy Inc. and MXenergy Electric Inc. entered into a waiver and amendment (the “Revolving Credit Agreement Waiver”) to the agreement that governs Revolving Credit Facility with MXenergy Holdings Inc. and certain of its subsidiaries, as guarantors, the lenders party thereto and Société Générale, as administrative agent.  The Revolving Credit Agreement Waiver had an effective date of November 7, 2008.

Pursuant to the Revolving Credit Agreement Waiver, the lenders agreed to waive certain provisions relating to the borrowing base availability under the Revolving Credit Facility.  Such waiver permitted the issuance of letters of credit in an aggregate face amount not to exceed $25,360,000, without the requirement that such letters of credit be deducted from borrowing base availability.  In connection with and as a condition to the effectiveness of the Revolving Credit Agreement Waiver, we obtained commitment letters from Denham Commodity Partners Fund LP (“Denham”) and Charter Mx LLC, both significant stockholders of the Company, to provide an additional $10 million of additional debt financing on terms acceptable to the administrative agent and majority lenders (the “Bridge Financing”).  If the transactions contemplated by such commitment letters had not been consummated on or before November 17, 2008, it would have constituted an event of default under the agreement governing the Revolving Credit Agreement Waiver.  In addition, the applicable margin for revolving advances and the letter of credit fees was increased by 100 basis points.  The lenders were paid a fee of 0.75% of their commitments for their execution of the Revolving Credit Agreement Amendment.

On November 17, 2008, MXenergy Inc. and MXenergy Electric Inc. entered into the Third Amended and Restated Credit Agreement dated as of November 17, 2008 with Holdings and certain of its subsidiaries, as guarantors, the lenders party thereto and Société Générale, as administrative agent (the “Amended Revolving Credit Agreement”).  The Amended Revolving Credit Agreement reflects the following material amendments to the Revolving Credit Facility:

•                  The maximum amount that may be borrowed under the Revolving Credit Facility was reduced on the closing date to $245.0 million, and will be further reduced according to the following schedule:  (1) $225.0 million effective March 31, 2008; (2) $200.0 million effective April 30, 2008; (3) $175.0 million effective May 31, 2008; and (4) $125.0 million effective June 30, 2009 through the maturity date of the Revolving Credit Facility on July 31, 2009.

•                  The applicable borrowing base was increased by various amounts from the effective date of the Amended Revolving Credit Agreement through and including February 28, 2009, as follows: (1) $35.0 million from the closing date through and including December 12, 2008; (2) $25.0 million from December 13, 2008 through and including December 26, 2008; (3) $20.0 million from December 27, 2008 through and including January 9, 2009; (4) $15.0 million from January 10, 2009 through and including February 6, 2009; (5) $10.0 million from February 7, 2009 through and including February 27, 2009; (6) $5.0 million from February 28, 2009 through and including March 6, 2009; and (7) $0 thereafter.

•                  The margin added to base rate loans was increased by one percentage point while the additions to the applicable borrowing base noted above are effective.

•                  The aggregate outstanding principal amount of cash advances under the Revolving Credit Facility was limited to $20.0 million.

•                  The financial covenant pertaining to the minimum required consolidated tangible net worth was reduced by $5.0 million for the months of October, November and December 2008 and January, June and July 2009.

•                  The financial covenant pertaining to the minimum required consolidated working capital was increased by $ 12.0 million.

•                  The financial covenant pertaining to the interest coverage ratio was revised to require that the ratio of consolidated earnings before income taxes, depreciation and amortization expenses, adjusted as defined in the Amended Revolving Credit Agreement, to consolidated interest expense shall be at least: (1) 1.60 to 1.00 from September 30, 2008 through November 30, 2008; (2) 1.50 to 1.00 from December 1, 2008 through December 31, 2008; and (3) 1.35 to 1.00 from January 1, 2009 through the maturity date of the Revolving Credit Facility.

•                  The financial covenant pertaining to the maximum allowed negative consolidated earnings before income taxes, depreciation and amortization expenses, adjusted as defined in the Amended Revolving Credit Agreement was increased from negative $2.0 million to: (1) negative $5.0 for the three month period ended September 2008; and (2) negative $3.0 million for the three month period ending October 2008.

•                  We are required to have at least $10.0 million in available borrowing base on and after April 30, 2009.

•                  We are required to have at least $40.0 million in cash and cash equivalents at all times on and after April 30, 2009, excluding any such cash and cash equivalents acquired from the proceeds of advances under the Amended Revolving Credit Facility.

•                  We must actively seek a liquidity event, to be consummated no later than May 31, 2009, which may include one or more of the following: (1) the repayment in full of all of the obligations under the Revolving Credit Facility and the termination of the revolving commitments thereunder; or (2) an equity contribution to us in an amount no less than $75.0 million, which shall be made on terms and conditions satisfactory to Société Générale and the majority lenders at their sole discretion.

•                  Certain milestone events and dates were established which required us to: (1) retain an investment bank by December 15, 2008 to facilitate the liquidity event noted above; (2) deliver a plan for a proposed liquidity event by December 31, 2008; (3) deliver an executed, non-binding letter of intent for a liquidity event by February 15, 2009, which shall not contemplate any form of financing from any of the lenders under the Revolving Credit Facility; (4) deliver an executed contract for a liquidity event by March 31, 2009; and (5) consummate a liquidity event by May 31, 2009.

The Amended Revolving Credit Agreement contains customary covenants that restrict certain of our activities including, among others, making capital expenditures, disposal of property and equipment, incurrence of additional indebtedness, issuance of capital stock and payment of dividends.  Financial covenants under the Amended Revolving Credit Agreement include, among others, minimum tangible net worth, minimum working capital and interest coverage, each as defined in the agreement that governs the Amended Revolving Credit Agreement.  The Amended Revolving Credit Agreement also contains customary events of default.  We were in compliance with all covenants associated with our debt agreements, as amended, as of September 30, 2008.

In connection with the Amended Revolving Credit Agreement, we incurred approximately $3.0 million in up-front fees that will be expensed during fiscal year 2009. In addition, we expect to incur incremental fees and interest costs ranging between $5.5 million and $6.0 million associated with activity under the Amended Revolving Credit Agreement during the remainder of fiscal year 2008.

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

Hedge Facility

Although we engage in hedging activities with various counterparties for electricity, we utilize the Hedge Facility as our primary natural gas hedge facility.  Under the Hedge Facility, we utilize New York Mercantile Exchange (“NYMEX”) referenced over-the-counter swaps, basis price swaps and options to hedge the risk of variability in the cost of natural gas.  The Hedge Facility provides us with the ability to enter into NYMEX and basis swaps for a tenor of up to 39 months. Fees under the Hedge Facility include an annual management fee, a volumetric fee based on the tenor of the swap and other fees which allow the hedge provider to mitigate the potential risks arising from material declines of natural gas market prices based on our overall hedge position with the provider.  As of September 30, 2008, all of our natural gas hedge positions were with counterparties that had investment grade credit ratings.

The Hedge Facility was originally entered into on August 1, 2006 and had an initial term of two years with subsequent one-year renewal terms.  In July 2008, the agreement that governs the Hedge Facility was amended to extend the termination date of the Hedge Facility to the earlier of August 1, 2009 or 30 days prior to the maturity date of the Revolving Credit Facility.  As a result of extension of the maturity date of the Revolving Credit Facility to July 31, 2009, the Hedge Facility is currently due to terminate on July 1, 2009.

The Hedge Facility is secured by a first lien on customer contracts and a second lien on substantially all other assets.  As of June 30, 2008, we were required to post $25.0 million in collateral for any potential negative mark-to-market changes in the value of its forward hedge position.  As a result of an amendment to the agreement that governs the Hedge Facility that was finalized in July 2008, we are now required to increase the collateral required to be posted as margin to $35.0 million in the event that the negative mark-to-market value of its forward hedge position exceeds $25.0 million.  We have the flexibility to post either cash collateral or issue a letter of credit as margin for the Hedge Facility.  As of June 30, 2008, we posted a $25.0 million letter of credit as margin.  In September 2008, we increased the letter of credit posted as margin to $35.0 million because its mark-to-market exposure under the Hedge Facility exceeded $25.0 million.

The Hedge Facility is governed by a master Transaction Agreement, as amended.  On November 5, 2008 and November 7, 2008, MXenergy Inc. and MXenergy Electric Inc. entered into the Sixth Amendment to Master Transaction Agreement and the Seventh Amendment to Master Transaction Agreement, respectively (collectively, the “Hedge Facility Amendments”), with Holdings and certain of its subsidiaries, as guarantors, and Société Générale, as the hedge provider (the “Hedge Provider”), amending certain provisions of the agreement that governs the Hedge Facility.  The Hedge Facility Amendments were executed in connection with a waiver and amendment to the agreement that governs the Revolving Credit Facility dated November 7, 2008.

Pursuant to the terms of the Hedge Facility Amendments, the parties thereto agreed to defer certain payments due to the Hedge Provider until the earlier to occur of: (1) November 19, 2008; or (2) the date of the closing of the Bridge Financing.  In addition, the applicable hedging transaction spread was increased on the terms set forth therein.  The Hedge Facility Amendments also require that we pay fees to the Hedge Provider related to the termination or liquidation of certain hedge positions entered into by the Hedge Provider to offset certain of their positions with us.  The terms of the Hedge Facility Amendments also conformed various provisions of the agreement that governs the Hedge Facility to similar provisions contained in the agreement that governs the Revolving Credit Facility.

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

Senior Notes

On August 4, 2006, we issued $190.0 million aggregate principal amount of Senior Notes, which mature on August 1, 2011 and bear interest at a rate equal to LIBOR plus 7.5% per annum.  The interest rate on the Senior Notes was 10.6863% at June 30, 2008 and was reset to 10.6250% on August 1, 2008.  The weighted-average interest rate was 10.65% and 12.84% for the three months ended September 30, 2008 and 2007, respectively.  We have entered into interest rate swap agreements to hedge the floating rate interest expense on the Senior Notes.  Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for additional information regarding the interest rate swaps.

On or before August 1, 2009, upon an equity offering, we may redeem up to 35% of the aggregate principal amount of the Senior Notes at a price equal to 100% of the principal amount, plus a premium equal to the rate per annum on the Senior Notes outstanding on the date notice is given to redeem the Senior Notes plus accrued and unpaid interest to the redemption date.  As of September 30, 2008, we have not given notice of any intention to redeem any of the Senior Notes.

If a change of control, as defined in the indenture governing the Senior Notes, were to occur, we would be obligated to make an offer to purchase the Senior Notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the date of purchase.  If a change of control were to occur, we may not have the financial resources to repay all of our obligations under the Senior Notes.  During the three months ended September 30, 2008, there was no change in control, as defined in the indenture, which would obligate us to purchase the Senior Notes.

Denham Credit Facility

The Denham Credit Facility is a $12.0 million line of credit that bears interest at 9% per annum.  In December 2007, the agreement governing the Denham Credit Facility was amended to allow us to make principal draws until November 14, 2008.  The termination date for the Denham Credit Facility is May 19, 2010, at which time any outstanding principal balance will become due.  As of June 30, 2008, no amounts were outstanding under the Denham Credit Facility.

In accordance with the amended and restated agreement that governs our Revolving Credit Facility entered into on September 30, 2008, we were required to borrow any available balance under the Denham Credit Facility prior to November 7, 2008, and to maintain such balance outstanding until the Revolving Credit Facility expires on July 31, 2009.  In September 2008, we borrowed the entire $12.0 million balance available under the Denham Credit Facility.  We expect the outstanding balance of the Denham Credit Facility, to remain at $12.0 million for the remainder of fiscal year 2009.

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

Our credit ratings as of September 30, 2008 are summarized in the following table.

	Standard & Poor’s	Moody’s Investors Service

Corporate Rating	B	B3
Senior Notes	CCC+	Caa1
Ratings outlook	Negative	Stable

In November 2008, Standard & Poor’s and Moody’s lowered our corporate credit rating to CCC+ and Caa3, respectively, and our Senior Notes rating to CCC- and Ca, respectively.  In addition, standard & Poor’s placed our ratings on CreditWatch with negative implications and Moody’s placed our ratings on review status.  These actions were due to the expectation that our liquidity position will deteriorate due to a decline in the available borrowing base under our Revolving Credit Facility.

Our credit ratings are subject to further review, revision or withdrawal at any time by any rating agency if, in its judgment, circumstances so warrant.  If the rating agencies downgrade or withdraw our ratings, our access to capital markets could be significantly limited and our costs of borrowing, including the interest rate for future financings, may increase.

Commitments

During the three months ended September 30, 2008, we did not enter into any new contractual arrangements or other commitments that would result in a material use of cash from operations for the remainder of the fiscal year ending June 30, 2009 or subsequent years.

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not have any off-balance sheet arrangements.

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

We utilize the following instruments to offset price risk associated with volume commitments under fixed and variable price contracts where the price to the customer must be established ahead of the index settlement:  (1) For natural gas: NYMEX-referenced gas swaps, basis swaps, physical commodity hedges and physical basis hedges; and (2) For electricity: independent system operator (“ISO”) zone specific swaps, basis swaps, physical hedges and physical basis hedges.

Economic hedges are also utilized to cover inventory injection and withdrawal as well as to cover utility over/under delivery obligations.  In case of fixed price customers, both inventory and imbalances caused by utility over/under delivery obligations are hedged using derivatives or physical hedges.  In case of variable price customers, inventory is generally hedged using derivative instruments or physical commodity hedges and utility imbalances are hedged either through the utilization of derivatives, physical hedges, or through a monthly price adjustment as published and billed to the customer each month.  The fair values associated with these hedges, which are recorded in unrealized gains (losses) from risk management activities on the consolidated balance sheet, will settle during each specific month to mirror our planned injections and withdrawals, as well as over/under delivery obligations.

The natural gas swap instruments are generally settled against the closing price for the last trading day of each month for natural gas listed on the NYMEX Henry Hub futures contract.  In case of electricity swap instruments, settlement is based on ISO settlement prices during the month.  The financial basis swaps are typically settled against the first of the month published index prices at various trading points that relate to locations where we have customer obligations.  Basis swaps are priced based on the NYMEX price on the last day of the month plus or minus an agreed-upon premium or discount.   All of the natural gas swaps have been executed “over-the-counter” on a bilateral basis under the Hedge Facility or with other credit-worthy counterparties.  We also enter into financial swaps with other counterparties in order to meet electricity requirements. These are settled based on the index price for the appropriate ISO.  We only execute financial swaps with entities with investment grade credit ratings.   As of September 30, 2008, our hedge positions extend through December 2011.

We have adopted a risk management policy to measure and limit market risk and credit risk associated with our customer portfolio.  The risk policy requires that we maintain a balanced position at all times and does not permit speculative trading.  None of our employees are compensated on the basis of his or her trading gains.  In marketing fixed price products to residential and small commercial customers, we hedge in advance up to four weeks of anticipated contract sales (adjusted to reflect attrition).  When marketing to larger commercial accounts, the hedge is executed at the time of the contract sale.  Our current risk policy requires that the following exposures be promptly mitigated: (1) any financial exposure in excess of $1.0 million for more than one day related to the volumetric difference between commitments to deliver natural gas to customers and the related hedge positions must be brought back in compliance within one business day; and (2) any similar electricity position exposure greater than $250,000 behind any ISO for more than one day be brought back in compliance within one business day.

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

We utilize an internally developed modified variance/co-variance “value-at-risk,” or VAR, model to estimate a maximum potential loss in the fair value of our natural gas portfolio.  For our VAR model, we utilize the higher of 10-day and 30-day NYMEX volatility on a 2 standard deviation basis (95.45% confidence level).  Using this VAR model, the potential losses in the fixed price natural gas portfolio using our actual net open position at the end of each month during the three months ended September 30, 2008 and 2007 are summarized in the following table.

	Three Months Ended September 30,
Potential loss during the period	2008	2007
	(in thousands)
Average	$296	$56
Maximum	624	70
Minimum	119	33

Credit Risk

We are exposed to credit risk in our risk management activities.  Credit risk is the risk of loss resulting from the nonperformance by a counterparty of its contractual obligations.  Our fixed price positions are executed under agreements that include master netting arrangements, which mitigate outstanding credit exposure.  Under our Hedge Facility, our risk management activities are with a financial institution that has an investment grade credit rating.  To the extent we purchase financial hedges or physical commodity from other counterparties, our risk policy provides for ongoing financial reviews, established credit limits as well as monitoring, managing and mitigating credit exposure.

We also are exposed to credit risk in our sales activities.  For the three months ended September 30, 2008, approximately 62% of our total sales of natural gas and electricity were within markets where LDCs do not guarantee customer accounts receivable while 38% of our total sales were within markets where LDCs guarantee customer accounts receivable at a weighted average discount rate of approximately 1%.  Such discount is the cost of service to guarantee the customer accounts receivable.  In cases where customer accounts receivable are guaranteed by the LDC, we are exposed only to the credit risk of the LDC, rather than that of our actual customers.  As of September 30, 2008, all of our accounts receivable in guaranteed markets were with LDCs with investment grade credit ratings.  We record a provision for doubtful accounts for the estimated total revenue that is not expected to be collected from customers in non-guaranteed markets.  For the three months ended September 30, 2008 and 2007, the provision for doubtful accounts represented approximately 1% of total sales of natural gas and electricity.

We periodically review payment history, credit ratings and financial information for LDCs to ensure that we identify and respond to any deteriorating trends.

Interest Rate Risk

We are exposed to fluctuations in interest rates under our Revolving Credit Facility and our Senior Notes.  As of September 30, 2008, $162.9 million aggregate principal of amount of the Senior Notes was outstanding, net of original issue discount.  We utilize interest rate swap agreements to manage our exposure to interest rate fluctuations on the Senior Notes.  These agreements effectively convert interest rate exposure from a variable rate to a fixed rate of interest.  As of September 30, 2008, the following interest rate swaps were outstanding:

•                  a $30.0 million swap that expires on August 2, 2010; and

•                  an $80.0 million swap that expires on August 1, 2011.

On August 1, 2008, a $50.0 million swap that was originally entered into in August 2006 expired and was not replaced.

All swaps are fixed-for-floating and settle against the six-month LIBOR rate.  None of these interest rate swaps have been designated as a hedge and, accordingly, changes in the market value of the interest rate swaps are charged directly to interest expense.

Based on the average outstanding amount of our variable rate indebtedness under the Senior Notes, net of interest rate swaps, a one percentage point change in the interest rates would have impacted our interest expense by approximately $0.1 million and for both of the three month periods ended September 30, 2008 and 2007, respectively.  Based on the average outstanding amount of variable rate indebtedness expected for the fiscal year ending June 30, 2009, a one percentage point change in the interest rates would impact fiscal year 2009 interest expense by approximately $0.5 million, net of the effects of the interest rate swaps.

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

An evaluation was conducted, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report so as to alert them in a timely fashion to material information required to be disclosed in reports filed under the Exchange Act.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2008.

Part II.  Other Information

None.

[Add brirf summary of new exhibits]

Item 1.  Legal Proceedings

From time to time, we are a party to claims and legal proceedings that arise in the ordinary course of business, including investigation of our product pricing and billing practices by various governmental or other regulatory agencies.  We do not believe that any such proceedings to which we are currently a party will have a material impact on our results of operations and financial position.

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In September 2008, Holdings issued 1,054,982 shares of its common stock in connection with the exercise of warrants by Denham.  The weighted average exercise price of such warrants was $9.79 per share.  Denham forfeited the right to acquire 489,754 shares of Holdings’ common stock under the warrants as consideration for the cashless exercise.  The issuance of such securities was exempt from registration under Section 4(2) of the Securities Act.

The Company’s ability to pay dividends to holders of Holdings’ common stock and Preferred Stock is limited by covenants in the agreements governing the Revolving Credit Facility, the Hedge Facility and the Senior Notes.

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

Date: November 19, 2008	MXENERGY HOLDINGS INC.
(Registrant)

/s/ Jeffrey A. Mayer
Jeffrey A Mayer
President and Chief Executive Officer
(Principal executive officer)

Date: November 19, 2008	/s/ Chaitu Parikh
Chaitu Parikh
Chief Financial Officer
(Principal financial officer and principal accounting officer)

Index to Exhibits

Exhibit Number	Title
2.1	Asset Purchase Agreement, dated as of May 12, 2006, by and between MXenergy Inc. and Shell Energy Services Company L.L.C. (1)
2.2	First Amendment to Asset Purchase Agreement and Acknowledgement, dated as of July 28, 2006, by and between MXenergy Inc. and Shell Energy Services Company L.L.C. (1)
2.3	Asset Purchase Agreement, dated November 9, 2007 by and between PS Energy Group, Inc. and MXenergy Inc. (2)
2.4	First Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of December 31, 2007, by and between PS Energy Group, Inc. and MXenergy Inc. (5)
2.5	Second Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of January 10, 2008, by and between PS Energy Group, Inc. and MXenergy Inc. (5)
2.6	Third Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of December 31, 2007, by and between PS Energy Group, Inc. and MXenergy Inc. (5)
2.7	Fourth Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of January 14, 2008, by and between PS Energy Group, Inc. and MXenergy Inc. (5)
2.8	Fifth Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of January 15, 2008, by and between PS Energy Group, Inc. and MXenergy Inc. (5)
2.9	Sixth Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of January 22, 2008, by and between PS Energy Group, Inc. and MXenergy Inc. (5)
3.1	Amended and Restated Certificate of Incorporation of MXenergy Holdings Inc. (1)
3.2	Second Amended and Restated Bylaws of MXenergy Holdings Inc. (5)
3.3	Second Amended and Restated Bylaws of MXenergy Inc. *
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

4.5	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of MXenergy Holdings Inc. *
4.6	Certificate of Designation of Series B Convertible Preferred Stock of MXenergy Holdings Inc. *
10.1

First Amended and Restated Credit Agreement, dated as of August 1, 2006, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, lenders party thereto and Société Générale, as administrative agent, syndication agent, lead arranger and sole bookrunner (1)

10.2

First Amendment to First Amended and Restated Credit Agreement, dated as of April 6, 2007, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto (1)

10.3

Second Amendment to First Amended and Restated Credit Agreement, dated as of December 17, 2007, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto (5)

10.4

Third Amendment to First Amended and Restated Credit Agreement, dated as of May 12, 2008 but effective as of March 1, 2008, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto (6)

10.5

Second Amended and Restated Credit Agreement, dated as of September 30, 2008, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto. (8)

10.6

Third Amended and Restated Credit Agreement, dated as of November 17, 2008, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto. *

10.7

First Amended and Restated Pledge Agreement, dated as of August 1, 2006, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale (1)

10.8

First Amended and Restated Security Agreement, dated as of August 1, 2006, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale (1)

10.9

Amended and Restated Loan Agreement, dated as of November 14, 2003, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.10

Amended and Restated Security Agreement, dated as of November 14, 2003, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.11

Amendment No. 1 to Amended and Restated Loan Agreement, dated as of March 22, 2004, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.12

Amendment No. 2 to Amended and Restated Loan Agreement and Amendment No. 1 to Amended and Restated Security Agreement, dated as of December 19, 2005, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.13

Amendment No. 3 to Amended and Restated Loan Agreement and Amendment No. 2 to Amended and Restated Security Agreement, dated as of August 1, 2006, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.14	Amendment No. 4 to Amended and Restated Loan Agreement, dated as of January 9, 2008, by and between Denham Commodity Partners Fund LP and MXenergy Inc. (5)
10.15

Subordination and Intercreditor Agreement, dated as of December 19, 2005, by and among Société Générale and certain counterparties, Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP), MXenergy Holdings Inc., MXenergy Inc., MXenergy Electric Inc. and certain of their respective subsidiaries and Virginia Power Energy Marketing, Inc. (1)

10.16

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

10.20	Third Amendment to Master Transaction Agreement, dated as of May 12, 2008, by and among MXenergy, Inc. MXenergy Holdings, Inc, and certain subsidiaries thereof, as guarantors, and Société Générale (6)
10.21

Fourth Amendment to Master Transaction Agreement, dated as of July 31, 2008, by and among MXenergy, Inc. MXenergy Holdings, Inc, and certain subsidiaries thereof, as guarantors, and Société Générale (7)

10.22

Fifth Amendment to Master Transaction Agreement, dated as of September 30, 2008, by and among MXenergy, Inc. MXenergy Holdings, Inc, and certain subsidiaries thereof, as guarantors, and Société Générale (9)

10.23

Sixth Amendment to Master Transaction Agreement, dated as of November 5, 2008, by and among MXenergy, Inc. MXenergy Holdings, Inc, and certain subsidiaries thereof, as guarantors, and Société Générale (10)

10.24

Seventh Amendment to Master Transaction Agreement, dated as of November 7, 2008, by and among MXenergy, Inc. MXenergy Holdings, Inc, and certain subsidiaries thereof, as guarantors, and Société Générale (10)

10.25

Eighth Amendment to Master Transaction Agreement, dated as of November 17, 2008, by and among MXenergy, Inc. MXenergy Holdings, Inc, and certain subsidiaries thereof, as guarantors, and Société Générale *

10.26

Third Amended and Restated Stockholders’ Agreement, dated as of June 25, 2004, by and among MXenergy Inc., Charter Mx LLC, Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC), Jeffrey A. Mayer, Carole R. Artman-Hodge, Daniel P. Burke and certain other investors party thereto (1)

10.27

First Amendment to Third Amended and Restated Stockholders’ Agreement, dated as of June 9, 2008, by and among MXenergy Inc., Charter Mx LLC, Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC), and stockholders holding a majority of the outstanding shares of Voting Stock as of the effective date (9)

10.28

Registration Rights Agreement dated as of June 25, 2004 by and among MXenergy Inc., Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC), Charter Mx LLC, Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P., Greenhill Capital, L.P., Jeffrey A. Mayer, Carole R. Artman-Hodge and Daniel P. Burke, Sr. (1)

10.29	Transition Services Agreement, dated as of August 1, 2006, by and between MXenergy Inc. and Shell Energy Services Company L.L.C. (1)
10.30	Employment Agreement, dated as of February 13, 2008, by and between MXenergy Inc. and Jeffrey Mayer (5)
10.31	Employment Agreement, dated as of August 4, 2006, by and between MXenergy Inc. and Steven Murray (1)
10.32	Employment Agreement, dated as of April 1, 1999, by and between MXenergy Inc. and Carole R. (“Robi”) Artman- Hodge (1)
10.33	Employment Agreement, dated as of February 13, 2008, by and between MXenergy Inc. and Chaitu Parikh (5)
10.34	Employment Agreement, dated as of December 24, 2004, by and between MXenergy Inc. and Thomas Hartmann (1)
10.35	Employment Agreement, dated as of June 13, 2007, by and between MXenergy Inc. and Gina Goldberg (4)
10.36	Employment Agreement, dated as of August 14, 2006, by and between MXenergy Inc. and Robert Werner (4)
10.37	2001 Stock Option Plan, as amended (1)
10.38	2003 Stock Option Plan, as amended (1)
10.39	2006 Equity Incentive Compensation Plan (1)
10.40	Form of Award Agreement under 2001 Stock Option Plan (1)
10.41	Form of Award Agreement under 2003 Stock Option Plan (1)
10.42	Form of Stock Option Award Agreement under 2006 Equity Incentive Compensation Plan (1)
10.43	Financial Advisory Agreement, dated as of May 1, 2007, by and between MXenergy Inc. and Greenhill & Co., LLC (1)
21	Subsidiaries of MXenergy Holdings Inc. (9)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *†

*	Filed herewith.
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

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-138425) declared effective on April 30, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2007.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 7, 2007.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2008.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 2, 2008.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2008.