Form 10-Q/A
period 2008-09-30
MxEnergy Holdings Inc
filed 2008-11-21
CIK 1375814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

On November 19, 2008, MXenergy Holdings Inc. (the “Company”) filed a Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 (the “Original Filing”).  This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed to correct certain typographical errors in the disclosure relating to the Third Amended and Restated Credit Agreement, dated as of November 17, 2008, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, the Company and certain of its subsidiaries, as guarantors, the lenders party thereto and Société Générale, as administrative agent (the “Amended Revolving Credit Agreement”), which disclosure appeared in Note 14 to the Company’s condensed consolidated financial statements and in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Credit Facility” in the Original Filing.  This Amendment contains the complete text of the Original Filing with the corrected disclosure appearing in Note 14 to the Company’s condensed consolidated financial statements and in “Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Credit Facility.”

In addition, this Amendment is being filed to correct certain errors in the copy of the Amended Revolving Credit Agreement which was filed as Exhibit 10.6 to the Original Filing.  The copy of the Amended Revolving Credit Agreement filed with the Original Filing contained certain typographical errors and erroneously omitted certain exhibits thereto.  The corrected copy of the Amended Revolving Credit Agreement is filed as Exhibit 10.6 to this Amendment.

As required by Rule 12b-15 under the Exchange Act, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment. This Amendment speaks only as of the date the Original Filing was filed with the Securities and Exchange Commission (the “SEC”) and does not reflect any event, results or developments concerning the Company’s business, financial condition or results of operations occurring subsequent to the date the Original Filing was filed with the SEC.

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

On November 17, 2008, MXenergy Inc. and MXenergy Electric Inc. entered into the Third Amended and Restated Credit Agreement dated as of November 17, 2008 with Holdings and certain of its subsidiaries, as guarantors, the lenders party thereto and Société Générale, as administrative agent (the “Amended Revolving Credit Agreement”).  The Amended Revolving Credit Agreement reflects the following material amendments to the Revolving Credit Facility:

•                  The maximum amount that could be borrowed under the Revolving Credit Facility was reduced on the closing date to $244.6 million, and will be further reduced according to the following schedule:  (1) $225.0 million effective March 31, 2009; (2) $200.0 million effective April 30, 2009; (3) $175.0 million effective May 31, 2009; and (4) $125.0 million effective June 30, 2009 through the maturity date of the Revolving Credit Facility on July 31, 2009.

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

Bridge Financing Related to the Amended Revolving Credit Agreement

Pursuant to the Amended Revolving Credit Agreement (refer to Note 14), on November 17, 2008, Charter Mx LLC, Denham and four members of the Company’s senior management team agreed to provide Bridge Financing in an aggregate amount of $10.4 million by becoming lenders in a new bridge loan tranche under the Amended Revolving Credit Agreement. Bridge loan amounts were as follows: (1) $5.0 million each from Charter Mx LLC and Denham; and (2) $0.1 million each from Jeffrey A. Mayer, Chief Executive Officer; Steven Murray, Chief Operating Officer; Carole R. Artman-Hodge, Executive Vice President; and Chaitu Parikh, Chief Financial Officer.  An up front fee of 2% of the respective loan amount was paid to each bridge lender upon closing.

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

On November 17, 2008, MXenergy Inc. and MXenergy Electric Inc. entered into the Third Amended and Restated Credit Agreement dated as of November 17, 2008 with Holdings and certain of its subsidiaries, as guarantors, the lenders party thereto and Société Générale, as administrative agent (the “Amended Revolving Credit Agreement”).  The Amended Revolving Credit Agreement reflects the following material amendments to the Revolving Credit Facility:

•                  The maximum amount that may be borrowed under the Revolving Credit Facility was reduced on the closing date to $244.6 million, and will be further reduced according to the following schedule:  (1) $225.0 million effective March 31, 2009; (2) $200.0 million effective April 30, 2009; (3) $175.0 million effective May 31, 2009; and (4) $125.0 million effective June 30, 2009 through the maturity date of the Revolving Credit Facility on July 31, 2009.

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

Date: November 21, 2008	MXENERGY HOLDINGS INC.
(Registrant)

/s/ Jeffrey A. Mayer
Jeffrey A Mayer
President and Chief Executive Officer
(Principal executive officer)

Date: November 21, 2008	/s/ Chaitu Parikh
Chaitu Parikh
Chief Financial Officer
(Principal financial officer and principal accounting officer)

Index to Exhibits

Exhibit Number	Title
2.1	Asset Purchase Agreement, dated as of May 12, 2006, by and between MXenergy Inc. and Shell Energy Services Company L.L.C. (1)
2.2	First Amendment to Asset Purchase Agreement and Acknowledgement, dated as of July 28, 2006, by and between MXenergy Inc. and Shell Energy Services Company L.L.C. (1)
2.3	Asset Purchase Agreement, dated November 9, 2007 by and between PS Energy Group, Inc. and MXenergy Inc. (2)
2.4	First Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of December 31, 2007, by and between PS Energy Group, Inc. and MXenergy Inc. (5)
2.5	Second Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of January 10, 2008, by and between PS Energy Group, Inc. and MXenergy Inc. (5)
2.6	Third Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of December 31, 2007, by and between PS Energy Group, Inc. and MXenergy Inc. (5)
2.7	Fourth Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of January 14, 2008, by and between PS Energy Group, Inc. and MXenergy Inc. (5)
2.8	Fifth Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of January 15, 2008, by and between PS Energy Group, Inc. and MXenergy Inc. (5)
2.9	Sixth Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of January 22, 2008, by and between PS Energy Group, Inc. and MXenergy Inc. (5)
3.1	Amended and Restated Certificate of Incorporation of MXenergy Holdings Inc. (1)
3.2	Second Amended and Restated Bylaws of MXenergy Holdings Inc. (5)
3.3	Second Amended and Restated Bylaws of MXenergy Inc. #
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

4.5	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of MXenergy Holdings Inc. #
4.6	Certificate of Designation of Series B Convertible Preferred Stock of MXenergy Holdings Inc. #
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
10.21

Fourth Amendment to Master Transaction Agreement, dated as of July 31, 2008, by and among MXenergy, Inc. MXenergy Holdings, Inc, and certain subsidiaries thereof, as guarantors, and Société Générale (7)

10.22

Fifth Amendment to Master Transaction Agreement, dated as of September 30, 2008, by and among MXenergy, Inc. MXenergy Holdings, Inc, and certain subsidiaries thereof, as guarantors, and Société Générale (9)

10.23

Sixth Amendment to Master Transaction Agreement, dated as of November 5, 2008, by and among MXenergy, Inc. MXenergy Holdings, Inc, and certain subsidiaries thereof, as guarantors, and Société Générale (10)

10.24

Seventh Amendment to Master Transaction Agreement, dated as of November 7, 2008, by and among MXenergy, Inc. MXenergy Holdings, Inc, and certain subsidiaries thereof, as guarantors, and Société Générale (10)

10.25

Eighth Amendment to Master Transaction Agreement, dated as of November 17, 2008, by and among MXenergy, Inc. MXenergy Holdings, Inc, and certain subsidiaries thereof, as guarantors, and Société Générale #

10.26

Third Amended and Restated Stockholders’ Agreement, dated as of June 25, 2004, by and among MXenergy Inc., Charter Mx LLC, Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC), Jeffrey A. Mayer, Carole R. Artman-Hodge, Daniel P. Burke and certain other investors party thereto (1)

10.27

First Amendment to Third Amended and Restated Stockholders’ Agreement, dated as of June 9, 2008, by and among MXenergy Inc., Charter Mx LLC, Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC), and stockholders holding a majority of the outstanding shares of Voting Stock as of the effective date (9)

10.28

Registration Rights Agreement dated as of June 25, 2004 by and among MXenergy Inc., Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC), Charter Mx LLC, Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P., Greenhill Capital, L.P., Jeffrey A. Mayer, Carole R. Artman-Hodge and Daniel P. Burke, Sr. (1)

10.29	Transition Services Agreement, dated as of August 1, 2006, by and between MXenergy Inc. and Shell Energy Services Company L.L.C. (1)
10.30	Employment Agreement, dated as of February 13, 2008, by and between MXenergy Inc. and Jeffrey Mayer (5)
10.31	Employment Agreement, dated as of August 4, 2006, by and between MXenergy Inc. and Steven Murray (1)
10.32	Employment Agreement, dated as of April 1, 1999, by and between MXenergy Inc. and Carole R. (“Robi”) Artman- Hodge (1)
10.33	Employment Agreement, dated as of February 13, 2008, by and between MXenergy Inc. and Chaitu Parikh (5)
10.34	Employment Agreement, dated as of December 24, 2004, by and between MXenergy Inc. and Thomas Hartmann (1)
10.35	Employment Agreement, dated as of June 13, 2007, by and between MXenergy Inc. and Gina Goldberg (4)
10.36	Employment Agreement, dated as of August 14, 2006, by and between MXenergy Inc. and Robert Werner (4)
10.37	2001 Stock Option Plan, as amended (1)
10.38	2003 Stock Option Plan, as amended (1)
10.39	2006 Equity Incentive Compensation Plan (1)
10.40	Form of Award Agreement under 2001 Stock Option Plan (1)
10.41	Form of Award Agreement under 2003 Stock Option Plan (1)
10.42	Form of Stock Option Award Agreement under 2006 Equity Incentive Compensation Plan (1)
10.43	Financial Advisory Agreement, dated as of May 1, 2007, by and between MXenergy Inc. and Greenhill & Co., LLC (1)
21	Subsidiaries of MXenergy Holdings Inc. (9)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *†

*	Filed herewith.
#	Filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
†

Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q/A and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934 and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

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