Form 10-Q
period 2008-12-31
MxEnergy Holdings Inc
filed 2009-02-17
CIK 1375814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Yes ☐ No ☒

As of January 31, 2009, there were 4,659,770 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

Documents incorporated by reference: None

MXENERGY HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

MXENERGY HOLDINGS INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

Item 1 – Financial Statements

	December 31,	June 30,
	2008	2008

Assets
Current assets:
Cash and cash equivalents	$3,343	$71,958
Restricted cash	215	587
Accounts receivable, net (Note 6)	172,832	87,673
Natural gas inventories	64,624	65,006
Current portion of unrealized gains from risk management activities	918	35,864
Income taxes receivable	11,931	7,524
Deferred income taxes	23,003	—
Other current assets	4,430	3,361
Total current assets	281,296	271,973
Unrealized gains from risk management activities	3	13,221
Goodwill	3,810	3,810
Customer acquisition costs, net (Note 12)	38,401	41,693
Fixed assets, net of accumulated depreciation of $25,640 and $21,663, respectively	7,151	10,525
Deferred income taxes	23,701	10,503
Other assets	7,674	4,027
Total assets	$362,036	$355,752

Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$38,571	$36,602
Accrued commodity purchases	62,577	51,461
Current portion of unrealized losses from risk management activities	47,798	2,978
Deferred revenue	14,062	7,435
Bridge financing loans payable	10,400	—
Deferred income taxes	—	9,800
Total current liabilities	173,408	108,276
Unrealized losses from risk management activities	15,927	2,839
Long-term debt:
Floating Rate Senior Notes due 2011	163,062	162,648
Denham Credit Facility	12,000	—
Total long-term debt	175,062	162,648
Total liabilities	364,397	273,763

Commitments and contingencies (Note 18)	—	—

Redeemable convertible preferred stock (Note 15)	51,706	48,779

Stockholders’ equity:
Common stock, par value $0.01, 10,000,000 shares authorized; 4,659,770 and 3,604,788 shares issued and outstanding, respectively	47	36
Additional paid-in capital	20,736	23,635
Unearned stock compensation	—	(4)
Accumulated other comprehensive income (loss)	117	(189)
(Accumulated deficit) retained earnings	(74,967)	9,732
Total stockholders’ equity	(54,067)	33,210
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$362,036	$355,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended December 31,
	2008	2007

Sales of natural gas and electricity	$259,696	$191,551
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	204,652	151,580
Realized losses from risk management activities	20,198	8,176
Unrealized losses (gains) from risk management activities	23,272	(8,189)
	248,122	151,567
Gross profit	11,574	39,984

Operating expenses:
General and administrative expenses	15,354	15,561
Advertising and marketing expenses	456	889
Reserves and discounts	3,140	1,647
Depreciation and amortization	9,664	7,584
Total operating expenses	28,614	25,681

Operating (loss) income	(17,040)	14,303
Interest expense, net of interest income of $32 and $1,011, respectively	15,619	9,857
(Loss) income before income tax benefit (expense)	(32,659)	4,446
Income tax benefit (expense)	12,491	(1,774)
Net (loss) income	$(20,168)	$2,672

	Six Months Ended December 31,
	2008	2007

Sales of natural gas and electricity	$382,265	$267,502
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	321,539	213,072
Realized losses from risk management activities	21,222	15,169
Unrealized losses (gains) from risk management activities	101,934	(4,014)
	444,695	224,227
Gross (loss) profit	(62,430)	43,275

Operating expenses:
General and administrative expenses	27,945	30,318
Advertising and marketing expenses	1,278	3,060
Reserves and discounts	4,865	2,220
Depreciation and amortization	18,347	15,309
Total operating expenses	52,435	50,907

Operating loss	(114,865)	(7,632)
Interest expense, net of interest income of $335 and $2,610, respectively	22,360	19,068
Loss before income tax benefit	(137,225)	(26,700)
Income tax benefit	52,526	11,133
Net loss	$(84,699)	$(15,567)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Six Months Ended December 31, 2008
				Accumulated	Retained
	Common	Additional	Unearned	Other	Earnings	Total
	Stock Par	Paid-in	Stock	Comprehensive	(Accumulated	Stockholders’
	Value	Capital	Compensation	Loss	Deficit)	Equity

Balance at June 30, 2008	$36	$23,635	$(4)	$(189)	$9,732	$33,210
Issuance of common stock	11	(11)	—	—	—	—
Unamortized stock compensation	—	(580)	580	—	—	—
Stock compensation expense	—	618	—	—	—	618
Amortization of stock compensation	—	—	(576)	—	—	(576)
Revaluation of redeemable convertible preferred stock	—	(2,926)	—	—	—	(2,926)
Comprehensive loss:
Net loss	—	—	—	—	(84,699)	(84,699)
Foreign currency translation	—	—	—	306	—	306
Total comprehensive loss						(84,393)
Balance at December 31, 2008	$47	$20,736	$—	$117	$(74,967)	$(54,067)

	Six Months Ended December 31, 2007
				Accumulated	Retained
	Common	Additional	Unearned	Other	Earnings	Total
	Stock Par	Paid-in	Stock	Comprehensive	(Accumulated	Stockholders’
	Value	Capital	Compensation	Loss	Deficit)	Equity

Balance at June 30, 2007	$34	$21,367	$(22)	$(129)	$4,361	$25,611
Issuance of common stock	1	313	—	—	—	314
Unamortized stock compensation	—	113	(113)	—	—	—
Stock compensation expense	—	1,436	—	—	—	1,436
Amortization of stock compensation	—	—	129	—	—	129
Purchase and cancellation of treasury shares	—	(367)	—	—	—	(367)
Comprehensive loss:
Net loss	—	—	—	—	(15,567)	(15,567)
Foreign currency translation	—	—	—	(105)	—	(105)
Total comprehensive loss						(15,672)
Balance at December 31, 2007	$35	$22,862	$(6)	$(234)	$(11,206)	$11,451

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended December 31,
	2008	2007

Operating activities:
Net loss	$(84,699)	$(15,567)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized losses (gains) from risk management activities	101,934	(4,014)
Stock compensation expense	42	1,565
Depreciation and amortization	18,347	15,309
Deferred tax benefit	(46,001)	(2,763)
Unrealized losses on interest rate swaps and amortization of deferred financing fees	9,201	7,730
Amortization of customer contracts acquired	(568)	(469)
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash	372	—
Accounts receivable	(85,159)	(79,452)
Natural gas inventories	1,300	(7,194)
Income taxes receivable	(4,407)	(9,418)
Margin deposit on hedge facility	—	—
Option premiums	92	—
Other assets	(8,527)	(1,018)
Accounts payable and accrued liabilities	13,029	18,525
Deferred revenue	6,627	10,030
Net cash used in operating activities	(78,417)	(66,736)

Investing activities:
Purchase of Catalyst assets	(1,609)	—
Loan to PS Energy Group, Inc. related to GasKey Acquisition	—	(8,061)
Customer acquisition costs	(10,385)	(8,381)
Purchases of fixed assets	(604)	(327)
Net cash used in investing activities	(12,598)	(16,769)

Financing activities:
Proceeds from Denham Credit Facility	12,000	—
Proceeds from cash advances under the Revolving Credit Facility	26,000	—
Repayment of cash advances under the Revolving Credit Facility	(26,000)	—
Proceeds from Revolving Credit Facility Bridge Financing	10,400	—
Repurchase of Floating Rate Senior Notes due 2011	—	(4,775)
Issuance of common stock related to exercise of warrants and options	—	314
Purchase and cancellation of treasury shares	—	(367)
Net cash provided by (used in) financing activities	22,400	(4,828)
Net decrease in cash and cash equivalents	(68,615)	(88,333)
Cash and cash equivalents at beginning of period	71,958	136,942
Cash and cash equivalents at end of period	$3,343	$48,609

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended December 31, 2008

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

Note 2.   New Accounting Pronouncements

Accounting Pronouncements Adopted During the Six Months Ended December 31, 2008

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

Accounting Pronouncements Not Yet Adopted as of December 31, 2008

In September 2008, FASB ratified the consensus on Emerging Issues Task Force Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement” (“EITF No. 08-5”).  EITF No. 08-5 requires that the measurement of liabilities with inseparable, third-party credit enhancements carried or disclosed at fair value on a recurring basis exclude the effect of the credit enhancement.  The primary result of EITF No. 08-5 is that a debtor will consider its own credit standing, and not that of the third-party guarantor, in measuring the fair value of a liability with a third-party guarantee.  EITF No. 08-5 is effective on a prospective basis for the first reporting period on or after December 15, 2008, with earlier application permitted.  The Company intends to adopt the provisions of EITF No. 08-5 effective January 1, 2009.  The Company is currently evaluating the impact that adoption of EITF No. 08-5 will have, if any, on its financial position or results of operations.

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

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. GAAP.  Any effect of applying the provisions of SFAS No. 162 shall be reported as a change of accounting principle in accordance with FASB Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 162 is effective for interim periods beginning after December 2008, and will be adopted by the Company effective January 1, 2009.  The adoption of SFAS No. 162 is not expected to have any impact on the Company’s financial position or results of operations.

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

Note 3.   Acquisitions

GasKey Division of PS Energy Group, Inc.

On January 22, 2008, the Company completed the acquisition of substantially all of the retail natural gas assets of PS Energy Group, Inc., including the natural gas customer contracts of their GasKey division (the “GasKey Acquisition”).  Nearly all of the customers served under such contracts are located in Georgia and most of the natural gas volumes under such contracts are consumed by commercial customers.  The Company acquired approximately 60,000 residential customer equivalents (“RCEs,” each representing a natural gas customer with a standard consumption of 100 MMBtus per year or an electricity customer with a standard consumption of 10 MWhrs per year).  As expected, attrition for this acquired portfolio was higher than that for customers acquired through organic growth.

Pursuant to the terms of the related Asset Purchase Agreement, the Company purchased the GasKey net assets for a base amount of approximately $4.3 million, plus working capital, plus contingent consideration payable for volumes consumed on customer contracts acquired for a 36-month period subsequent to the acquisition date (refer to Note 18).  The final purchase price is subject to certain adjustments in accordance with the terms and conditions of such Asset Purchase Agreement.  The Company also assumed certain liabilities related to the GasKey assets.

Regulatory approval for the GasKey Acquisition was received in January 2008.  The Company accounted for the transaction as a purchase business combination as of January 1, 2008.  The initial purchase price of $12.0 million was paid from the Company’s available cash balance.  The assets acquired and related operations represent less than 10% of the Company’s consolidated assets and operations.  The operations acquired are included in the Company’s natural gas business segment.

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

The total purchase price was adjusted to reflect the operating activity recorded during the period from November 1, 2007 through December 31, 2007.  The Company allocated the adjusted purchase price to the net assets acquired at their fair values on January 1, 2008.  The initial allocation of the adjusted purchase price, as summarized in the following table, is subject to final evaluation of the value assigned to the customer acquisition costs.  The adjusted allocation includes adjustments to customer acquisition costs resulting from incentive payments to PS Energy Group, Inc. in accordance with the agreement governing the GasKey Acquisition.  The allocation of customer acquisition costs acquired is subject to additional adjustment for incentive payments through January 2009.

The initial and adjusted purchase price allocations for the GasKey Acquisition are summarized in the following table.

	Initial Allocation	Adjusted Allocation
	As of	As of
	January 1, 2008	December 31, 2008
	(in thousands)

Accounts receivable	$9,171	$9,171
Natural gas inventories	1,151	1,151
Customer acquisition costs (1)	6,221	6,825
Customer contract assets (2)	750	750
Other assets	1,830	1,830
Customer contract liabilities (3)	(1,250)	(1,250)
Accounts payable and accrued liabilities	(5,824)	(5,824)
Total	$12,049	$12,653

(1)	Customer acquisition costs are being amortized on a straight-line basis over an estimated average customer life of three years.
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

Catalyst Natural Gas, LLC

On October 6, 2008, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Catalyst Natural Gas, LLC, an insolvent Georgia-based retail natural gas company (“Catalyst”), to acquire the natural gas assets, rights and obligations of Catalyst (the “Catalyst Acquisition”). Bankruptcy Court and regulatory approvals for the Catalyst Acquisition were received on October 9, 2008 and October 10, 2008, respectively.  The effective date of the transfer of assets was October 10, 2008.  The total purchase price of approximately $1.6 million included the following:

•                  natural gas inventory;

•                  a portfolio of approximately 38,000 natural gas RCEs;

•                  obligations and rights under contracts under which Catalyst is obligated to supply natural gas service to customers in Georgia; and

•                  storage and transportation capacity in connection with the aforementioned contracts.

The Purchase Agreement does not include any contingent consideration provisions.

In conjunction with the Purchase Agreement, the Company and Catalyst also executed a Transition Services Agreement, which requires the Company to pay transition fees of approximately $0.5 million from November 2008 through January 2009 in return for certain administrative, customer care, sales and other operational support services from Catalyst.  The Company expensed approximately $0.4 million of transition fees during the three months ended December 31, 2008.

The adjusted purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the October 10, 2008 effective date for the Catalyst Acquisition.  The purchase price allocation for the Catalyst Acquisition is summarized in the following table.

Initial Allocation as of October 10, 2008
(in thousands)

Natural gas inventories	$918
Customer acquisition costs (1)	691

Total purchase price	$1,609

(1)          Customer acquisition costs are being amortized on a straight-line basis over an estimated average customer life of three years.

The assets and related operations acquired in the Catalyst Acquisition represent less than 1% of the Company’s consolidated assets at December 31, 2008 and were less than 10% of operations for the six months ended December 31, 2008.

Note 4.  Natural Gas Commodity Prices

The Company’s financial position, results of operations and overall liquidity position are impacted by significant and/or rapid increases or decreases in natural gas and electricity market prices.  Market prices for natural gas decreased sharply during the six months ended December 31, 2008 after increasing during the final quarter of fiscal year 2008, which had the following material impacts on the Company’s financial position and results of operations during the six months ended December 31, 2008:

•                  lower market values of derivative instruments utilized as economic hedges intended to reduce the Company’s exposure to changes in natural gas prices resulted in significant unrealized losses from risk management activities in the consolidated balance sheets and the consolidated statements of operations (refer to Note 8); and

•                  lower market prices during the six months ended December 31, 2008 in relation to the weighted average cost of inventory at June 30, 2008 resulted in lower gross profit in the consolidated statements of operations.

In addition, the Company’s overall liquidity position was negatively impacted as the sharp drop in natural gas market prices resulted in a significant reduction in the available borrowing base under the Company’s credit facility with a consortium of banks (the “Revolving Credit Facility”).  The reduced borrowing base strained the Company’s ability to post letters of credit as collateral with suppliers and hedge providers, resulting in waivers being obtained from the lenders related to certain provisions included in the agreements that govern its Revolving Credit Facility and its primary natural gas hedge facility (the “Hedge Facility”), and ultimately resulting in material amendments to the agreements that govern its Revolving Credit Facility and Hedge Facility (refer to Notes 8 and 14).

Note 5.   Seasonality of Operations

For the six months ended December 31, 2008, natural gas and electricity sales accounted for approximately 81% and 19%, respectively, of the Company’s total sales.  Weather conditions have a significant impact on customer demand and on the price of natural gas and electricity.  Customer demand exposes the Company to a high degree of seasonality in sales, cost of sales, billing, cash collections from customers, inventory requirements and cash flows.  In addition, budget billing programs and LDC payment terms can cause timing differences between the billing and collection of accounts receivable and the recording of revenues.

The Company utilizes a considerable amount of cash from operations to finance its working capital requirements during the months of November through April of each fiscal year.  In addition, the Company utilizes cash to purchase natural gas inventories during the months of April through October.  The majority of natural gas consumption occurs during the months of November through March with collections on accounts receivable peaking in the spring.  By contrast, electricity consumption peaks during the summer months of June through September with collections on accounts receivable peaking in late summer and early fall.

The impact of rapidly rising or falling commodity prices also varies greatly depending on the period of time in which they occur during the Company’s fiscal year.  Although operating results for a full fiscal year may not be materially impacted by such trends due to the Company’s commodity hedging and contract pricing strategies, commodity price movements can have material short-term impacts on monthly and quarterly operating results, which should be considered in the context of the Company’s entire annual operating cycle.

Note 6.   Accounts Receivable, net

Accounts receivable, net is summarized in the following table.

	December 31, 2008	June 30, 2008
	(in thousands)
Billed customer accounts receivable:
Guaranteed by LDCs	$46,181	$17,085
Non-guaranteed by LDCs	47,786	32,966
	93,967	50,051
Unbilled customer accounts receivable (1):
Guaranteed by LDCs	26,373	9,803
Non-guaranteed by LDCs	42,046	19,905
	68,419	29,708
Total customer accounts receivable	162,386	79,759
Less: Allowance for doubtful accounts	(4,505)	(5,154)
Customer accounts receivable, net	157,881	74,605
Cash imbalance settlements and other receivables (2)	14,951	13,068
Accounts receivable, net	$172,832	$87,673

(1)          Represents estimated revenues associated with natural gas and electricity consumed by customers but not yet billed under the LDC’s monthly cycle billing method.

(2)          Cash imbalance settlements represent differences between natural gas delivered to LDCs for consumption by the Company’s customers and actual customer usage.  Such imbalances are expected to be settled in cash within the next 12 months in accordance with contractual payment arrangements with the LDCs.

The months of November and December are generally a period of high customer demand for natural gas.  Billed and unbilled customer accounts receivable generally increase significantly during these months.

The Company operates in 39 market areas located in 14 U.S. states and two Canadian provinces.  The Company’s diversified geographic coverage mitigates the credit exposure which could result from concentrations in a single LDC territory or a single regulatory jurisdiction, from extreme local weather patterns or from an economic downturn in any single geographic region.  In addition, the Company has limited exposure to risk associated with high concentrations of sales volumes with individual customers.  The Company’s largest customer accounted for approximately 2% of natural gas sales for the six months ended December 31, 2008 and for the fiscal year ended June 30, 2008.

The allowance for doubtful accounts represents the Company’s estimate of potential credit losses associated with customer accounts receivable in markets where such receivables are not guaranteed by LDCs.  The Company assesses the adequacy of its allowance for doubtful accounts through review of the aging of customer accounts receivable and general economic conditions in the markets that it serves.  Based upon this review as of December 31, 2008, and for the six months then ended, the Company believes that its allowance for doubtful accounts is adequate to cover potential credit losses related to customer accounts receivable.  An analysis of the allowance for doubtful accounts is provided in the following table.

	2008	2007
	(in thousands)
Three months ended December 31:
Balance at beginning of period	$5,097	$4,667
Add: Provision for doubtful accounts	2,420	1,234
Less: Net charge offs of customer accounts receivable	(3,012)	(837)
Balance at end of period	$4,505	$5,064

Six months ended December 31:
Balance at beginning of period	$5,154	$5,259
Add: Provision for doubtful accounts	3,713	1,657
Less: Net charge offs of customer accounts receivable	(4,362)	(1,852)
Balance at end of period	$4,505	$5,064

Reserves and discounts in the consolidated statements of operations includes the provision for doubtful accounts related to customer accounts receivable within markets where such receivables are not guaranteed by LDCs, as disclosed in the table above, as well as discounts related to customer accounts receivable that are guaranteed by LDCs.  Discounts charged by LDCs, which are effectively the cost to guarantee such receivables, averaged approximately 1% for the six months ended December 31, 2008.  The Company’s credit risk is limited as a result of these LDCs that guarantee billed and unbilled customer accounts receivable.  The Company monitors the credit ratings of LDCs and the parent companies of LDCs that guarantee the Company’s customer accounts receivable.  As of December 31, 2008, greater than 99% of the Company’s billed and unbilled customer accounts receivable in these guaranteed markets were with LDCs that have an investment grade credit rating.

The following table provides a summary of the provision for doubtful accounts as a percentage of total sales of natural gas and electricity within markets where customer accounts receivable are not guaranteed by LDCs.

	2008	2007
Provision for doubtful accounts as a percentage of sales in non-guaranteed markets:
For the three months ended December 31	1.71%	1.21%
For the six months ended December 31	1.71%	1.07%

The higher provision for doubtful accounts for the three months and six months ended December 31, 2008, as compared with the same periods in fiscal year 2008, primarily relates to the Company’s largest non-guaranteed natural gas market in Georgia and its non-guaranteed electricity market in Texas.  Total sales of natural gas and electricity for these markets increased by a combined 54% during the six months ended December 31, 2008, as compared with the same period in the prior fiscal year.  In addition, during the six months ended December 31, 2008, the Company experienced deterioration of the aging of billed customer accounts receivable within these markets, which resulted in an increase in the provision for doubtful accounts.  The Company will continue to closely monitor economic conditions and actual collections data within these and other markets for signs of any negative long-term trends which could result in higher allowance requirements.

Note 7.  Natural Gas Inventories

Natural gas inventories are summarized in the following table.

	December 31, 2008	June 30, 2008
	(in thousands)

Storage inventory for delivery to customers	$50,756	$52,807
Imbalance settlements in-kind (1)	13,863	12,195
Other	5	4
Total	$64,624	$65,006

(1)          Represents inventory to be transferred to the Company or its customers from LDCs as a result of an excess of natural gas deliveries over amounts used by customers in prior periods.   These inventories are expected to be transferred to the Company or its customers within the upcoming twelve-month period.

After reaching record highs during the three months ended June 30, 2008, natural gas market prices dropped sharply during the six months ended December 31, 2008.  The Company’s weighted average cost of natural gas included in natural gas inventories decreased 26% during the period, which resulted in a reduction of approximately $15.8 million in the value of natural gas storage inventory carried on the consolidated balance sheets at December 31, 2008 and a related increase in the cost of natural gas sold for the six months ended December 31, 2008.

Note 8.   Commodity Derivatives and Hedging Activities

Commodity Price Risk Management Activities

The Company has a risk management policy that is intended to reduce its financial exposure related to changes in the price of natural gas and electricity.  Under this policy, the Company hedges all anticipated natural gas and electricity commodity purchases required to meet expected customer demand for all accounts served under fixed price contracts (up to 110% in the winter months with respect to customer demand in certain natural gas utility service areas with daily balancing requirements and up to 110% in the summer months with respect to customer demand in certain electricity utility service areas).

The Company has elected not to designate any of the derivative instruments as accounting hedges under U.S. GAAP, and accordingly, all changes in fair value are adjusted through unrealized gains or losses from risk management activities in the consolidated statements of operations.

The Company’s risk management policy also defines various risk management controls and limits designed to monitor the Company’s risk position and ensure that hedging performance is in line with objectives established by its Board of Directors and management.  Speculative trading activities are explicitly prohibited under the Company’s risk management policy.

Natural Gas Hedging Activities

Although the Company engages in economic hedging activities with various counterparties for electricity, the Company utilizes one particular hedge facility as its primary natural gas hedge facility.  Under the Hedge Facility, the Company utilizes New York Mercantile Exchange (“NYMEX”) referenced over-the-counter swaps, basis swaps and options to hedge the risk of variability in the cost of natural gas.  Until the termination date of the Hedge Facility, the Company has the ability to enter into NYMEX and basis swaps through June 2010. Fees under the Hedge Facility include an annual management fee, a volumetric fee based on the tenor of the swap and other fees which allow the hedge provider to mitigate the potential risks arising from material declines of natural gas market prices based on the Company’s overall hedge position with the provider.  As of December 31, 2008, all of the Company’s natural gas hedge positions were with a counterparty that has an investment grade credit rating.

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

The Hedge Facility is secured by a first lien on customer contracts and a second lien on substantially all other assets of the Company.  As of June 30, 2008, the Company was required to post $25.0 million in collateral for any potential negative mark-to-market changes in the value of its forward hedge position.  As a result of an amendment to the agreement that governs the Hedge Facility that was finalized in July 2008, the Company is now required to increase the collateral required to be posted as margin to $35.0 million in the event that the negative mark-to-market value of its forward hedge position exceeds $25.0 million.  The Company has the flexibility to post either cash collateral or issue a letter of credit as margin for the Hedge Facility.  As of June 30, 2008, the Company had posted a $25.0 million letter of credit as margin.  As of December 31, 2008, the Company had posted a $35.0 million letter of credit as margin since its mark-to-market exposure under the Hedge Facility exceeded $25.0 million.

The Hedge Facility is governed by a Master Transaction Agreement.  On November 5, 2008, November 7, 2008 and November 17, 2008, MXenergy Inc. and MXenergy Electric Inc. entered into the Sixth Amendment to Master Transaction Agreement, the Seventh Amendment to Master Transaction Agreement and the Eighth Amendment to Master Transaction Agreement, respectively (collectively, the “Hedge Facility Amendments”), with Holdings and certain of its subsidiaries, as guarantors, and Société Générale, as the hedge provider (the “Hedge Provider”), amending certain provisions of the Master Transaction Agreement.  The Hedge Facility Amendments were executed in connection with a waiver and amendments to the agreement that governs the Revolving Credit Facility (refer to Note 14).

Pursuant to the terms of the Hedge Facility Amendments, the parties thereto agreed to defer approximately $2.4 million of payments due to the Hedge Provider until June 2009.  In addition, certain hedging-related fees were increased.  The terms of the Hedge Facility Amendments also conformed various provisions of the agreement that governs the Hedge Facility to similar provisions contained in the agreement that governs the Revolving Credit Facility.

Unrealized gains and losses on the consolidated balance sheets reflect the current market values for commodity derivatives utilized as economic hedges to reduce the Company’s exposure to changes in the price of natural gas and electricity.  Total unrealized gains from risk management activities included in current and long-term assets on the consolidated balance sheets decreased to approximately $0.9 million at December 31, 2008 from $49.1 million at June 30, 2008.  Total unrealized losses from risk management activities included in current and long-term liabilities increased to approximately $63.7 million at December 31, 2008 from $5.8 million at June 30, 2008.  Market prices for natural gas decreased sharply during the six months ended December 31, 2008, which resulted in lower forward commodity contract prices as compared with the average prices on related open hedge contracts for natural gas.

Electricity Hedging Activities

The Company utilizes swaps and fixed price contracts with various counterparties to hedge the variability in the cost of electricity.  As of December 31, 2008, the Company did not have an exclusive agreement with any single hedge provider for electricity.  The Company manages its exposure to risk associated with any single electricity hedge provider through a formal credit risk management process and through daily review of exposures from open positions.  As of December 31, 2008, all of the Company’s electricity hedge positions were with counterparties with investment grade credit ratings.

Interest Rate Swaps

In August 2006, the Company entered into two interest rate swaps to hedge the floating rate interest expense on its Floating Rate Senior Notes due 2011 (the “Senior Notes”): (1) a $50.0 million swap that expired on August 1, 2008; and (2) an $80.0 million swap that expires on August 1, 2011 and bears interest at 13.24%.  In March 2008, the Company entered into an additional $30.0 million swap that expires on August 2, 2010 and bears interest at 10.33%.  All swaps are fixed-for-floating and settle against the six-month LIBOR rate.  None of these interest rate swaps have been designated as a hedge.  Accordingly, changes in the market value of the interest rate swaps are charged directly to interest expense.  Changes in the market value of the interest rate swaps resulted in increased interest expense of $4.8 million and $1.8 million for the three months ended December 31, 2008 and 2007, respectively.  Changes in the market value of the interest rate swaps resulted in increased interest expense of $4.1 million and $3.7 million for the six months ended December 31, 2008 and 2007, respectively.

Note 9.   Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value for financial assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures regarding fair value measurements.  In addition, SFAS No. 157 requires that entities consider their own credit risk when measuring the fair value of liabilities including, but not limited to, liabilities related to derivative contracts.   The Company’s adoption of SFAS No. 157 effective July 1, 2008 did not have a material impact on its financial position or results of operations.

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

	Balance at December 31, 2008
	Level 1	Level 2	Level 3	Total
		(in thousands)
Assets:
Commodity derivatives	$—	$921	$—	$921
Interest rate derivatives	—	—	—	—
Total	$—	$921	$—	$921

Liabilities:
Commodity derivatives	$—	$54,978	$—	$54,978
Interest rate derivatives	—	8,747	—	8,747
Total	$—	$63,725	$—	$63,725

Note 10. Goodwill

Goodwill relates to the Company’s acquisition of substantially all of the assets of Shell Energy Services Company L.L.C., which was completed in August 2006. The Company tests its goodwill for impairment annually at June 30, or if events or changes in circumstances may indicate an impairment of goodwill exists. For the six months ended December 31, 2008, consideration of such events, transactions or changes in circumstances did not indicate any impairment of the recorded carrying value assigned to goodwill.

Note 11. Income Taxes

The Company’s effective tax rate benefit was 38.3% and 41.7% for the six months ended December 31, 2008 and 2007, respectively. The lower rate for the six months ended December 31, 2008 is due to the mix of permanent differences impacting each period and lower state rates due to the mix of income among states.

Major taxing jurisdictions for the Company and tax years for each that remain subject to examination are as follows:

Taxing Jurisdiction	Open Years

U.S. Federal	2005 and later
U.S. States and cities	2005 and later
Canada	2005 and later

The Company recognizes accrued interest and penalties related to income tax liabilities in accrued liabilities in the consolidated balance sheet and interest expense in the consolidated statement of operations. As of December 31, 2008, the Company had accrued approximately $0.2 million for potential interest and penalties for the compensation timing issue described below. There was no material change in this amount during the six months ended December 31, 2008.

At December 31, 2008, the Company had an uncertain tax position of $0.9 million for a compensation related timing issue. There was no change to this amount during the six months ended December 31, 2008. The Company does not expect this item to be settled within the next twelve months. There is no change in the effective tax rate as a result of this item.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is established if it is “more likely than not” that the related tax benefits will not be realized. In determining the appropriate valuation allowance, the Company considers taxable income trends and forecasts. The Company expects to fully realize its deferred tax assets recorded at December 31, 2008.

Note 12. Customer Acquisition Costs, Net

Customer acquisition costs and related accumulated amortization are summarized in the following table.

	Gross Book Value	Accumulated Amortization	Net Book Value
		(in thousands)
Balance at December 31, 2008:
Customer contracts acquired	$48,444	$34,397	$14,047
Direct sales and advertising costs	39,112	14,758	24,354
Total customer acquisition costs	$87,556	$49,155	$38,401

Balance at June 30, 2008:
Customer contracts acquired	$47,515	$26,395	$21,120
Direct sales and advertising costs	32,287	11,714	20,573
Total customer acquisition costs	$79,802	$38,109	$41,693

Amortization expense relating to capitalized customer acquisition costs was $7.7 million and $5.3 million for the three months ended December 31, 2008 and 2007, respectively, and $14.4 million and $10.8 million for the six months ended December 31, 2008 and 2007, respectively. Amortization expense associated with customer acquisition costs is expected to be approximately $14.9 million for the remainder of the fiscal year ending June 30, 2009, $15.0 million for the fiscal year ending June 30, 2010 and $7.8 million for the fiscal year ending June 30, 2011. At December 31, 2008, the weighted average remaining amortization period associated with all customer acquisition costs was approximately 1.3 years.

The value and recoverability of customer acquisition costs are evaluated quarterly by comparing their carrying value to their projected future cash flows on an undiscounted basis. During the six months ended December 31, 2008, no impairment was indicated as a result of these comparisons, and there were no material events or transactions which warranted consideration for their impact on the recorded book value assigned to customer acquisition costs.

Note 13. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized in the following table.

	December 31, 2008	June 30, 2008
	(in thousands)

Interest payable	$11,724	$11,662
Trade accounts payable and accrued liabilities (1)	10,546	14,427
Payroll and related expenses	2,611	3,824
Sales and other taxes	5,365	1,291
Other	8,325	5,398
Total accounts payable and accrued liabilities	$38,571	$36,602

(1)          Includes $0.5 million at December 31, 2008 and June 30, 2008 due to related parties for legal services, financial advisory services and management fees. Refer to Note 17 for additional information regarding related party transactions.

Note 14. Revolving Credit Facility

MXenergy Inc. and MXenergy Electric Inc. are borrowers under the Revolving Credit Facility. As of June 30, 2008, the maximum amount that could be borrowed under the Revolving Credit Facility was the lesser of: (1) $280.0 million; and

(2) the amount of the then applicable borrowing base, which represents the aggregate of specific advance rates against cash, customer accounts receivable, natural gas inventory and imbalance receivables. As of June 30, 2008, the expiration date of the Revolving Credit Facility was December 19, 2008, at which time any outstanding principal amounts would have become due. Borrowings under the Revolving Credit Facility bore interest at a fluctuating rate based upon a base rate or a Eurodollar rate plus an applicable margin. As of June 30, 2008, the applicable margin for base rate loans was 1.00% per annum and the applicable margin for Eurodollar loans was 2.00% per annum. As of June 30, 2008, the fees associated with issuing letters of credit under the Revolving Credit Facility were 1.75% per annum.

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

•                  The financial covenant pertaining to the maximum average leverage ratio for the period from February 1, 2009 through the maturity date was lowered to 3.75 to 1.00 effective September 30, 2008 from 4.00 to 1.00 previously.

On November 7, 2008, MXenergy Inc. and MXenergy Electric Inc. entered into a waiver and amendment (the “Revolving Credit Agreement Waiver”) to the Revolving Credit Facility with Holdings and certain of its subsidiaries, as guarantors, the lenders party thereto and Société Générale, as administrative agent. The Revolving Credit Agreement Waiver had an effective date of November 7, 2008.

Pursuant to the Revolving Credit Agreement Waiver, the lenders agreed to waive certain provisions relating to the borrowing base availability under the Revolving Credit Facility. Such waiver permitted the issuance of letters of credit in an aggregate face amount not to exceed $25,360,000, without the requirement that such letters of credit be deducted from borrowing base availability. In connection with and as a condition to the effectiveness of the Revolving Credit Agreement Waiver, the Company obtained commitment letters from Denham Commodity Partners Fund LP (“Denham”) and Charter Mx LLC, both significant stockholders of the Company, to provide an additional $10 million of additional debt financing on terms acceptable to the administrative agent and majority lenders (the “Bridge Financing Loans”; refer to Note 17). If the transactions contemplated by such commitment letters had not been consummated on or before November 17, 2008, it would have constituted an event of default under the agreement governing the Revolving Credit Agreement Waiver. In addition, the applicable margin for revolving advances and the letter of credit fees was increased by 100 basis points. The lenders were paid a fee of 0.75% of their commitments for their execution of the Revolving Credit Agreement Waiver.

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

•                  The financial covenant pertaining to the minimum required consolidated working capital was increased by $12.0 million.

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

•                  The financial covenant pertaining to the maximum allowed negative consolidated earnings before income taxes, depreciation and amortization expenses, adjusted as defined in the Amended Revolving Credit Agreement was increased from negative $2.0 million to: (1) negative $5.0 million for the three months ended September 30, 2008; and (2) negative $3.0 million for the three months ended October 31, 2008.

•                  The Company is required to have at least $10.0 million in available borrowing base on and after April 30, 2009.

•                  The Company is required to have at least $40.0 million in cash and cash equivalents at all times on and after April 30, 2009, excluding any such cash and cash equivalents acquired from the proceeds of advances under the Revolving Credit Facility.

•                  The Company must actively seek a liquidity event, to be consummated no later than May 31, 2009, which may include one or more of the following: (1) the repayment in full of all of the obligations under the Revolving Credit Facility and termination of the revolving commitments thereunder; or (2) an equity contribution to the Company in an amount no less than $75.0 million, which shall be made on terms and conditions satisfactory to Société Générale and the majority lenders at their sole discretion (a “Liquidity Event”).

•                  Certain milestone events and dates were established which require the Company to: (1) retain an investment bank by December 15, 2008 to facilitate the Liquidity Event noted above; (2) deliver a plan for a proposed Liquidity Event by December 31, 2008; (3) deliver an executed, non-binding letter of intent for a Liquidity Event by February 15, 2009, which shall not contemplate any form of financing from any of the lenders under the Revolving Credit Facility; (4) deliver an executed contract for a Liquidity Event by March 31, 2009; and (5) consummate a Liquidity Event by May 31, 2009.

At December 31, 2008, the total availability under the Revolving Credit Facility was $204.9 million, of which $183.3 million was utilized in the form of outstanding letters of credit. At June 30, 2008, the total availability under the Revolving Credit Facility was $193.9 million, of which $147.9 million was utilized in the form of outstanding letters of credit. There were no cash borrowings outstanding under the Revolving Credit Facility at December 31, 2008 or June 30, 2008 other than the $10.4 million of Bridge Financing Loans outstanding at December 31, 2008. During the three months ended December 31, 2008, the Company borrowed $26.0 million of cash advances under the Revolving Credit Facility, all of which was repaid by December 31, 2008. Total interest expense associated with these cash borrowings was less than $0.1 million for the three and six months ended December 31, 2008.

The Company incurred approximately $7.2 million of closing costs, legal fees and consulting fees related to various amendments of the Revolving Credit Facility and the Hedge Facility during the six months ended December 31, 2008, which were deferred on the consolidated balance sheet and are being amortized over the remaining terms of the facilities. Incremental amortization expense associated with these deferred costs was approximately $2.2 million during the six months ended December 31, 2008.

The Amended Revolving Credit Agreement contains customary covenants that restrict certain of the Company’s activities including, among others, limitation on capital expenditures, disposal of property and equipment, additional indebtedness, issuance of capital stock and dividend payments. The Amended Revolving Credit Agreement also contains customary events of default. The Company was in compliance with the covenants under the Amended Revolving Credit Agreement as of December 31, 2008, including the milestone events relating to a Liquidity Event.

Note 15. Redeemable Convertible Preferred Stock

Series A Redeemable Convertible Preferred Stock

Holdings is authorized to issue 5,000,000 shares of Series A redeemable convertible preferred stock (the “Preferred Stock”).  On June 30, 2004, MXenergy Inc. entered into a purchase agreement (the “Preferred Stock Purchase Agreement”) with affiliates of Charterhouse Group Inc. and Greenhill Capital Partners LLC (collectively, the “Preferred Investors”) to issue 1,451,310 shares of Preferred Stock at a purchase price of $21.36 per share. In 2005, as part of a corporate reorganization, MXenergy Inc. merged with and into a subsidiary of Holdings to become a wholly owned subsidiary of Holdings and stockholders of MXenergy Inc. became stockholders of Holdings.

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

As of December 31, 2008, the Company continues to conclude that it is probable that the Preferred Stock will become redeemable at June 30, 2009. Therefore, during the six months ended December 31, 2008, the carrying value of Preferred Stock was adjusted to its estimated $51.7 million redemption value at December 31, 2008, which represents the amount that provides the Preferred Investors with a minimum annual rate of return, as guaranteed to the Preferred Investors under the dividend provisions of the Preferred Stock Purchase Agreement (see “Dividend Rights” below) with corresponding total charges of $2.9 million recorded to additional paid in capital during the period.

Dividend Rights

The Preferred Investors are entitled to participate in any dividend paid on Holdings’ common stock on an as converted basis. In addition, the Preferred Investors are entitled to dividends at a rate of 12% per annum, compounded annually, from June 30, 2004 until the occurrence of a redemption date, if any (see “Redemption Rights” below for additional information). Such dividends are cumulative and payable when and if any dividend is declared by Holdings on any class of its outstanding capital stock.

Holdings’ ability to pay any cash dividends is limited by debt covenants and other provisions of the agreements that govern the Hedge Facility, the Revolving Credit Facility and the Senior Notes. Holdings did not declare or accrue any dividends during the six months ended December 31, 2008 or 2007.

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

On or after the fifth anniversary of the issuance of the Preferred Stock, if the fair market value of Holdings’ common stock is at a level that would not provide the Preferred Investors with an annual rate of return of at least 25%, compounded annually, for the five-year period ending June 30, 2009, the Preferred Investors may require that the Company make a redemption election. If the Company elects to redeem the Preferred Stock, the redemption amount is payable in cash equal to the greater of: (1) the fair market value of the shares of common stock into which the Preferred Stock may be converted on the date of the redemption election notice; or (2) the original issue price of $21.36 per share, plus any accrual of dividends described above under “Dividend Rights.” If the Company elects not to redeem the Preferred Stock, it is required to grant the Preferred Investors effective control over Holdings’ Board of Directors. As of December 31, 2008, the Company does not expect to be able to redeem the Preferred Stock if requested to make a redemption election by the Preferred Investors due to limitations included in the agreements that govern the Revolving Credit Facility, the Hedge Facility and the Senior Notes. However, since the Preferred Investors would effectively control the Company’s Board of Directors in the event that the Company does not elect to redeem the Preferred Stock, the Company has determined that the Preferred Stock is redeemable at the option of the Preferred Investors and, accordingly, has classified the Preferred Stock outside of stockholders’ equity on the consolidated balance sheets.

Series B Convertible Preferred Stock

On November 17, 2008, the Company’s Board of Directors authorized the issuance of 1,500,000 shares of Series B convertible preferred stock of Holdings with a par value of $.01 per share (the “Series B Preferred Stock”). Such shares will be available on or after April 15, 2009 should the Bridge Financing lenders party to the Amended Revolving Credit Agreement elect to convert their loans to Series B Preferred Stock (refer to Notes 14 and 17). The Certificate of Designation that governs the Series B Preferred Stock contains provisions for dividend rights, conversion rights, redemption rights and the liquidation preference for holders of the Series B convertible preferred stock and for conversion rights and redemption rights for the Company.

Note 16. Stock Options and Warrants

The Company has three stock compensation plans in effect under which options have been issued to employees, non-employees and directors. These plans are described in the notes to the consolidated financial statements included in the Company’s 2008 Form 10-K. Total expense under these plans was approximately $0.3 million and $0.6 million for the three months ended December 31, 2008 and 2007, respectively, and $0.6 million and $1.4 million for the six months ended December 31, 2008 and 2007, respectively.

Prior to June 30, 2006, the Company issued warrants to certain employees and non-employees. These awards, which were granted in addition to any awards granted from any of the Company’s approved stock compensation plans, permit the warrant holder the option to: (1) exercise such warrant for cash; or (2) exercise by withholding that number of common shares having a total fair value equal to the warrant exercise amount from the total number of common shares that would otherwise have been issued upon exercise of the warrant (a “cashless exercise”). Compensation cost is accrued as a charge to expense over the vesting period of such warrants using the accelerated expense attribution method under FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” For these awards, it is presumed that the employee will elect the cashless exercise and compensation expense is adjusted periodically to reflect the amount by which the estimated current fair value of the Company’s common shares exceeds the exercise price of the warrant (known as “variable plan accounting”). Increases or decreases in the estimated fair value of the Company’s common stock between the grant date and the exercise date result in corresponding increases or decreases, respectively, in compensation expense in the period in which the change in estimated fair value of common stock occurs. Accrued compensation for an award that is subsequently forfeited or cancelled is adjusted by decreasing compensation expense in the period of forfeiture or cancellation. The impact on compensation expense associated with these awards was a reduction of approximately $0.4 million for the three months ended December 31, 2008 and additional expense of $0.1 million for the three months ended December 31, 2007. For the six months ended December 31, 2008 and 2007, compensation expense associated with these awards was reduced by approximately $0.6 million and increased $0.1 million, respectively.

No awards were granted under these plans during the six months ended December 31, 2008 or 2007. Excluding the exercise of warrants by Denham (refer to Note 17), there were no exercises of warrants or options during the six months ended December 31, 2008. During the six months ended December 31, 2007, 153,150 warrants were exercised in exchange for 143,925 shares of common stock, at a weighted average exercise price of $2.58.

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

Interest expense related to the Denham Credit Facility was approximately $0.3 million for both of the three month periods ended December 31, 2008 and 2007, and approximately $0.3 million and $0.5 million for the six months ended December 31, 2008 and 2007, respectively.

Legal Services

A director and significant stockholder of the Company is a senior partner of Paul, Hastings, Janofsky & Walker LLP (“Paul Hastings”), a law firm that provides legal services to the Company. Paul Hastings provided the Company with legal services totaling $0.5 million and $0.2 million during the three months ended December 31, 2008 and 2007, respectively, of which $0.1 million and $0.2 million, respectively, were for general legal services recorded as general and administrative expenses. Paul Hastings provided the Company with legal services totaling $0.7 million and $0.6 million during the six months ended December 31, 2008 and 2007, respectively, of which $0.2 million and $0.6 million, respectively, were for general legal services recorded as general and administrative expenses. The remaining legal fees for the six months ended December 31, 2008 and 2007, which related to amendments to debt agreements, acquisitions and milestone events set forth in the Amended Revolving Credit Agreement, were deferred on the consolidated balance sheets to be amortized over the estimated useful lives associated with the related transactions. The Company expects that Paul Hastings will continue to provide legal services to the Company in future periods.

Financial Advisory Services

The Company has financial advisory services agreement with Greenhill & Co., LLC (“Greenhill”), an affiliate of Greenhill Capital Partners, a significant stockholder of the Company (the “Greenhill Agreement”). Pursuant to the Greenhill Agreement, the Company pays Greenhill $0.3 million annually as a retainer fee in connection with a potential transaction, as defined in such agreement.

In April 2007, the Company entered into an engagement letter with Greenhill that amends the Greenhill Agreement by: (1) expanding the definition of the potential transaction specified in the Greenhill Agreement; and (2) outlining fees associated with the occurrence of such a transaction. In November 2008, the April 2007 engagement letter was amended to (1) extend the engagement; (2) further expand the definition of the potential transaction; and (3) revise the potential fees associated with such a transaction.

The Company recorded approximately $0.1 million of general and administrative expenses during the three months ended December 31, 2008 and 2007 and $0.2 million of general and administrative expenses during the six months ended December 31, 2008 and 2007, related to this agreement.

Management Fees

The Company has agreed to pay Denham, Daniel Bergstein and Charter Mx LLC, another significant stockholder of the Company, an aggregate annual fee of $0.9 million, payable in equal quarterly amounts, for management consulting services provided to the Company. These fees are recorded as general and administrative expenses on the Company’s consolidated statements of operations. Management fees of approximately $0.2 million and $0.4 million related to these arrangements were recorded in general and operating expenses during the three months ended December 31, 2008 and 2007, respectively. Management fees of approximately $0.5 related to these arrangements were recorded in general and operating expenses during each of the six months ended December 31, 2008 and 2007. In accordance with the terms of the Amended Revolving Credit Agreement, payments to the shareholders for these management fees have been deferred until maturity of the Revolving Credit Facility.

Warrants Exercised by Denham

As of June 30, 2008, there were 1,544,736 fully-vested warrants outstanding to purchase an equivalent number of shares of Holdings’ common stock with a weighted average exercise price of $9.79 per share, all of which were held by Denham. These warrants were issued in connection with various previous debt financings and accordingly, were not subject to variable plan accounting. Therefore, the Company did not record any expense related to these warrants during the six months ended December 31, 2008 or 2007. In September 2008, Denham exercised these warrants in a cashless transaction, resulting in the issuance of 1,054,982 shares of the Holding’s common stock. Denham forfeited the right to acquire 489,754 shares of Holdings’ common stock under the warrants as consideration for the cashless exercise.

Bridge Financing Related to the Amended Revolving Credit Agreement

Pursuant to the Amended Revolving Credit Agreement (refer to Note 14), on November 17, 2008, Charter Mx LLC, Denham and four members of the Company’s senior management team agreed to provide Bridge Financing in an aggregate amount of $10.4 million by becoming lenders in a new bridge loan tranche under the Amended Revolving Credit Agreement. Bridge loan amounts were as follows: (1) $5.0 million each from Charter Mx LLC and Denham; and (2) $0.1 million each from Jeffrey A. Mayer, Chief Executive Officer; Steven Murray, Chief Operating Officer; Carole R. Artman-Hodge, Executive Vice President; and Chaitu Parikh, Chief Financial Officer. An up front fee of 2% of the respective loan amount was paid to each Bridge Financing lender upon closing.

Interest accrues to each Bridge Financing lender as follows: (1) 16% per annum from the closing date through April 6, 2009; (2) 18% per annum from April 7, 2009 through July 6, 2009; (3) 20% per annum from July 7, 2009 through October 6, 2009; and (4) 22% per annum thereafter until the Bridge Financing is repaid. Charter Mx LLC is guaranteed a minimum of $1.25 million of interest over the life of its outstanding loan. The remaining lenders are guaranteed an aggregate minimum of $1.62 million of interest, shared ratably in proportion to their outstanding loan balances over the lives of their outstanding loans. The Company recorded approximately $0.2 million of interest expense associated with the Bridge Financing during the three months and six months ended December 31, 2008.

On or after April 15, 2009, any Bridge Financing lender may elect to convert their outstanding loan balance, plus accrued interest, into shares of the Series B Preferred Stock. Refer to Note 15 for additional information regarding the Company’s preferred stock.

The repayment dates for the loans made by Charter Mx LLC and the other Bridge Financing lenders are April 6, 2009 and July 31, 2009, respectively.

Note 18. Commitments and Contingencies

Contingent Consideration Related to the GasKey Acquisition

Pursuant to the agreement that governs the GasKey Acquisition (refer to Note 3), contingent consideration is payable to PS Energy Group, Inc. on a quarterly basis in arrears for volumes consumed and billed under certain customer contracts for a 36-month period subsequent to the acquisition date. The payment is determined for activity during each three-month period subsequent to the January 2008 closing of the GasKey Acquisition, and capitalized as part of customer acquisition costs. Approximately $0.2 million of contingent consideration was payable to PS Energy Group, Inc. for activity during the six months ended December 31, 2008. Approximately $0.2 million of cash payments were made to PS Energy Group, Inc. during the six months ended December 31, 2008 related to contingent consideration amounts accrued.

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

Financial information for the Company’s business segments is summarized in the following tables.

	Natural
	Gas	Electricity	Total
		(in thousands)
Three months ended December 31:

2008:
Sales	$230,266	$29,430	$259,696
Cost of goods sold (1)	(201,877)	(22,973)	(224,850)
Gross profit before unrealized losses from risk management activities (1)	$28,389	$6,457	34,846

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			(23,272)
Operating expenses			(28,614)
Interest expense, net			(15,619)
Loss before income tax benefit			$(32,659)

Net assets allocated to business segments at period end:
Accounts receivable, net	$155,793	$17,039	$172,832
Natural gas inventories	64,624	—	64,624
Goodwill	3,810	—	3,810
Customer acquisition costs, net	30,754	7,647	38,401
Total	$254,981	$24,686	$279,667

2007:
Sales	$175,661	$15,890	$191,551
Cost of goods sold (1)	(146,576)	(13,180)	(159,756)
Gross profit before unrealized losses from risk management activities (1)	$29,085	$2,710	31,795

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			8,189
Operating expenses			(25,681)
Interest expense, net			(9,857)
Income before income tax expense			$4,446

Net assets allocated to business segments at period end:
Accounts receivable, net	$117,044	$10,729	$127,773
Natural gas inventories	63,740	—	63,740
Goodwill	3,810	—	3,810
Customer acquisition costs, net	32,645	3,912	36,577
Total	$217,239	$14,641	$231,880

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

	Natural
	Gas	Electricity	Total
		(in thousands)
Six months ended December 31:

2008:
Sales	$310,430	$71,835	$382,265
Cost of goods sold (1)	(281,494)	(61,267)	(342,761)
Gross profit before unrealized losses from risk management activities (1)	$28,936	$10,568	39,504

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			(101,934)
Operating expenses			(52,435)
Interest expense, net			(22,360)
Loss before income tax benefit			$(137,225)

2007:
Sales	$236,147	$31,355	$267,502
Cost of goods sold (1)	(201,822)	(26,419)	(228,241)
Gross profit before unrealized losses from risk management activities (1)	$34,325	$4,936	39,261

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			4,014
Operating expenses			(50,907)
Interest expense, net			(19,068)
Loss before income tax benefit			$(26,700)

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

The following tables present consolidating balance sheets as of December 31, 2008 and June 30, 2008, related consolidating statements of operations for the three and six months ended December 31, 2008 and 2007, and consolidating statements of cash flows for the three and six months ended December 31, 2008 and 2007 for Holdings, the Guarantor Subsidiaries and the Non-guarantor Subsidiary.  Elimination entries necessary to consolidate the entities are also presented.

MXENERGY HOLDINGS INC.

Consolidating Balance Sheet

December 31, 2008

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$76	$3,267	$—	$3,343
Restricted cash	—	—	215		215
Intercompany receivable	188,277	—	—	(188,277)
Accounts receivable, net	—	27	172,805		172,832
Natural gas inventories	—	—	64,624		64,624
Current portion of unrealized gains from risk management activities	—	—	918		918
Income taxes receivable	11,931	—	—		11,931
Deferred income taxes	23,003	—	23,003	(23,003)	23,003
Other current assets	—	15	4,415		4,430
Total current assets	223,211	118	269,247	(211,280)	281,296

Unrealized gains from risk management activities	—	—	3		3
Goodwill	—	—	3,810		3,810
Customer acquisition costs, net	—	41	38,360		38,401
Fixed assets, net	—	—	7,151		7,151
Deferred income taxes	23,701	—	23,701	(23,701)	23,701
Other assets	7,674	—	—		7,674
Total assets	$254,586	$159	$342,272	$(234,981)	$362,036

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$—	$35	$38,536	$—	$38,571
Accrued commodity purchases	—	827	61,750		62,577
Intercompany payable	—	1,138	187,139	(188,277)	—
Current portion of unrealized losses from risk management activities	3,153	—	44,645		47,798
Deferred revenue	—	—	14,062		14,062
Bridge financing loans payable	—	—	10,400		10,400
Total current liabilities	3,153	2,000	356,532	(188,277)	173,408

Long-term investments	39,864	—	—	(39,864)	—
Unrealized losses from risk management activities	5,207	—	10,720		15,927
Long-term debt:
Floating Rate Senior Note due 2011	163,062	—	—		163,062
Denham Credit Facility	12,000	—	—		12,000
Total long term debt	175,062	—	—	—	175,062
Total liabilities	223,286	2,000	367,252	(228,141)	364,397

Commitments and contingencies	—	—	—		—

Redeemable convertible preferred stock	51,706	—	—		51,706

Stockholders’ equity (deficit):
Common stock	46	1	—		47
Additional paid-in-capital	20,736	—	—		20,736
Contributed capital	819	—	6,021	(6,840)	—
Unearned stock compensation	—	—	—		—
Accumulated other comprehensive loss	—	107	10		117
(Accumulative deficit) retained earnings	(42,007)	(1,949)	(31,011)		(74,967)
Total stockholders’ (deficit) equity	(20,406)	(1,841)	(24,980)	(6,840)	(54,067)
Total liabilities and stockholders’ equity	$254,586	$159	$342,272	$(234,981)	$362,036

MXENERGY HOLDINGS INC.

Consolidating Balance Sheet

June 30, 2008

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$970	$70,988	$—	$71,958
Restricted cash	—	—	587		587
Intercompany receivable	187,502	—	—	(187,502)	—
Accounts receivable, net	—	28	87,645		87,673
Natural gas inventories	—	—	65,006		65,006
Current portion of unrealized gains from risk management activities	183	—	35,681		35,864
Income taxes receivable	7,524	—	—		7,524
Other current assets	—	302	3,059		3,361
Total current assets	195,209	1,300	262,966	(187.502)	271,973
Unrealized gains from risk management activities	234	—	12,987		13,221
Goodwill	—	—	3,810		3,810
Customer acquisition costs, net	—	68	41,625		41,693
Fixed assets, net	—	—	10,525		10,525
Deferred income taxes	10,503	—	10,503	(10,503)	10,503
Long-term investments	42,518	—	—	(42,518)	—
Other assets	3,134	—	893		4,027
Total assets	$251,598	$1,368	$343,309	$(240,523)	$355,752

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$8,816	$306	$27,480	$—	$36,602
Accrued commodity purchases	—	612	50,849		51,461
Intercompany payable	—	1,912	185,590	(187,502)	—
Current portion of unrealized losses from risk management activities	2,187	—	791		2,978
Deferred revenue	—	—	7,435		7,435
Deferred income taxes	9,800	—	9,800	(9,800)	9,800
Total current liabilities	20,803	2,830	281,945	(197,302)	108,276
Unrealized losses from risk management activities	2,839	—	—		2,839
Long-term debt:
Floating Rate Senior Note due 2011	162,648	—	—		162,648
Total long term debt	162,648	—	—	—	162,648
Total liabilities	186,290	2,830	281,945	(197,302)	273,763

Commitments and contingencies	—	—	—		—

Redeemable convertible preferred stock	48,779	—	—		48,779

Stockholders’ equity (deficit):
Common stock	36	1	—	(1)	36
Additional paid-in-capital	23,635	—	—		23,635
Contributed capital	819	—	42,401	(43,220)	—
Unearned stock compensation	(4)	—	—		(4)
Accumulated other comprehensive loss	—	(189)	—		(189)
(Accumulative deficit) retained earnings	(7,957)	(1,274)	18,963		9,732
Total stockholders’ equity (deficit):	16,529	(1,462)	61,364	(43,221)	33,210
Total liabilities and stockholders’ equity	$251,598	$1,368	$343,309	$(240,523)	$355,752

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

For The Three Months Ended December 31, 2008 and 2007

(in thousands)

	Three Months Ended December 31, 2008
	MXenergy Holdings Inc.	Non- guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$33	$259,663	$—	$259,696
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	132	204,520		204,652
Realized losses from risk management activities	—	—	20,198		20,198
Unrealized losses from risk management activities	—	—	23,272		23,272
	—	132	247,990	—	248,122
Gross loss	—	(99)	11,673	—	11,574

Operating expenses:
General and administrative expenses	24	312	15,018		15,354
Advertising and marketing expenses	—	—	456		456
Reserves and discounts	—	—	3,140		3,140
Depreciation and amortization	—	7	9,657		9,664
Equity in operations of consolidated subsidiaries	17,362	—	—	(17,362)	—
Total operating expenses	17,386	319	28,271	(17,362)	28,614

Operating (loss) profit	(17,386)	(418)	(16,598)	17,362	(17,040)
Interest expense, net	4,769	—	10,850		15,619
(Loss) income before income tax benefit (expense)	(22,155)	(418)	(27,448)	17,362	(32,659)
Income tax benefit (expense)	12,491	—	10,504	(10,504)	12,491
Net (loss) income	$(9,664)	$(418)	$(16,944)	$6,858	$(20,168)

	Three Months Ended December 31, 2007
	MXenergy Holdings Inc.	Non- guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$435	$191,116	$—	$191,551
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	353	151,227		151,580
Realized losses from risk management activities	—	—	8,176		8,176
Unrealized losses from risk management activities	—	—	(8,189)		(8,189)
	—	353	151,214	—	151,567
Gross loss	—	82	39,902	—	39,984

Operating expenses:
General and administrative expenses	104	140	15,317		15,561
Advertising and marketing expenses	—	—	889		889
Reserves and discounts	—	—	1,647		1,647
Depreciation and amortization	—	9	7,575		7,584
Equity in operations of consolidated subsidiaries	(7,810)	—		7,810	—
Total operating expenses	(7,706)	149	25,428	7,810	25,681

Operating (loss) profit	7,706	(67)	14,474	(7,810)	14,303
Interest expense, net	8,538	—	1,319		9,857
(Loss) income before income tax benefit (expense)	(832)	(67)	13,155	(7,810)	4,446
Income tax benefit (expense)	(1,774)	—	(5,277)	5,277	(1,774)
Net (loss) income	$(2,606)	$(67)	$7,878	$(2,533)	$2,672

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

For The Six Months Ended December 31, 2008 and 2007

(in thousands)

	Six Months Ended December 31, 2008
	MXenergy Holdings Inc.	Non- guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$35	$382,230	$—	$382,265
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	203	321,336		321,539
Realized losses from risk management activities	—	—	21,222		21,222
Unrealized losses from risk management activities	—	—	101,934		101,934
	—	203	444,492	—	444,695
Gross loss	—	(168)	(62,262)	—	(62,430)
Operating expenses:
General and administrative expenses	56	505	27,384		27,945
Advertising and marketing expenses	—	—	1,278		1,278
Reserves and discounts	—	—	4,865		4,865
Depreciation and amortization	—	16	18,331		18,347
Equity in operations of consolidated subsidiaries	82,382	—	—	(82,382)	—
Total operating expenses	82,438	521	51,858	(82,382)	52,435

Operating (loss) profit	(82,438)	(689)	(114,120)	82,382	(114,865)
Interest expense, net	4,138	(5)	18,227		22,360
(Loss) income before income tax benefit (expense)	(86,576)	(684)	(132,347)	82,382	(137,225)
Income tax benefit (expense)	52,526	—	50,649	(50,649)	52,526
Net (loss) income	$(34,050)	$(684)	$(81,698)	$31,733	$(84,699)

	Six Months Ended December 31, 2007
	MXenergy Holdings Inc.	Non- guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$798	$266,704	$—	$267,502
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	618	212,454		213,072
Realized losses from risk management activities	—	—	15,169		15,169
Unrealized losses from risk management activities	—	—	(4,014)		(4,014)
	—	618	223,609	—	224,227
Gross loss	—	180	43,095	—	43,275
Operating expenses:
General and administrative expenses	121	174	30,023		30,318
Advertising and marketing expenses	—	—	3,060		3,060
Reserves and discounts	—	—	2,220		2,220
Depreciation and amortization	—	18	15,291		15,309
Equity in operations of consolidated subsidiaries	13,714	—	—	(13,714)	—
Total operating expenses	13,835	192	50,594	(13,714)	50,907

Operating (loss) profit	(13,835)	(12)	(7,499)	13,714	(7,632)
Interest expense, net	3,684	—	15,384	—	19,068
(Loss) income before income tax benefit (expense)	(17,519)	(12)	(22,883)	13,714	(26,700)
Income tax benefit (expense)	11,133	—	9,181	(9,181)	11,133
Net (loss) income	$(6,386)	$(12)	$(13,702)	$4,533	$(15,567)

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

For The Six Months Ended December 31, 2008

(in thousands)

	MXenergy Holdings Inc.	Non- guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(34,050)	$(684)	$(81,698)	$31,733	$(84,699)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Unrealized losses from risk management activities	—	—	101,934		101,934
Stock compensation expense	—	—	42		42
Depreciation and amortization	—	16	18,331		18,347
Deferred tax benefit	(46,001)	—	(46,001)	46,001	(46,001)
Unrealized losses on interest rate swaps and amortization of deferred financing fees	3,751	—	5,450		9,201
Amortization of customer contracts acquired	—	—	(568)		(568)
Equity in operations of consolidated subsidiaries	82,382	—	—	(82,382)	—
Changes in assets and liabilities, net of effects of acquisitions
Restricted cash	—	—	372		372
Accounts receivable	(4,155)	1	(85,160)	4,155	(85,159)
Natural gas inventories	—	—	1,300		1,300
Income taxes receivable	(4,407)	—	(4,407)	4,407	(4,407)
Option Premiums	—	—	92		92
Other assets	(4,540)	521	(4,508)		(8,527)
Accounts payable and accrued liabilities	(8,816)	(830)	22,753	(78)	13,029
Deferred revenue	—	—	6,627		6,627
Net cash (used in) provided by operating activities	(15,836)	(976)	(65,441)	3,836	(78,417)

Investing activities
Long-term investments	3,836	—	—	(3,836)	—
Cash Received from/to PS Energy Group Inc for repayment of loan	—	—	(1,609)		(1,609)
Purchase of GasKey assets	—	—	—		—
Customer acquisition costs	—	82	(10,467)		(10,385)
Purchases of fixed assets	—	—	(604)		(604)
Net cash provided by (used in) investing activities	3,836	82	(12,680)	(3,836)	(12,598)

Financing activities
Proceeds from Denham Credit Facility	12,000	—	—		12,000
Proceeds from cash advances under Revolving Credit Facility	—	—	26,000		26,000
Repayment of cash advances under Revolving Credit Facility	—	—	(26,000)		(26,000)
Proceeds from Revolving Credit Facility Bridge Financing (Note 17)	—	—	10,400		10,400
Net cash provided by financing activities	12,000	—	10,400	—	22,400

Net decrease in cash and cash equivalents	—	(894)	(67,721)		(68,615)
Cash and cash equivalents at beginning of period	—	970	70,988		71,958
Cash and cash equivalents at end of period	$—	$76	$3,267	$—	$3,343

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

For The Six Months Ended December 31, 2007

(in thousands)

	MXenergy Holdings Inc.	Non- guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(11,788)	$(12)	$(5,640)	$1,873	$(15,567)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Unrealized losses from risk management activities	—	—	(4,014)		(4,014)
Stock compensation expense	—	—	1,565		1,565
Depreciation and amortization	—	18	15,291		15,309
Deferred tax benefit	(2,763)	—	(2,763)	2,763	(2,763)
Unrealized losses on interest rate swaps and amortization of deferred financing fees	3,685	—	4,045		7,730
Amortization of customer contracts acquired	—	—	(469)		(469)
Equity in operations of consolidated subsidiaries	5,652	—	—	(5,652)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	—	(37)	(79,415)		(79,452)
Natural gas inventories	—	—	(7,194)		(7,194)
Income taxes receivable	(9,418)	—	—		(9,418)
Other assets	484	(99)	(1,403)		(1,018)
Accounts payable and accrued liabilities	(172)	339	(9,867)	28,225	18,525
Deferred revenue	—	—	10,030		10,030
Net cash (used in) provided by operating activities	(14,320)	209	(79,834)	27,209	(66,736)

Investing activities
Long-term investments	27,209	—	—	(27,209)	—
Loan to PS Energy Group, Inc.	(8,061)	—	—		(8,061)
Customer acquisition costs	—	(61)	(8,320)		(8,381)
Purchases of fixed assets	—	—	(327)		(327)
Net cash provided by (used in) investing activities	19,148	(61)	(8,647)	(27,209)	(16,769)

Financing activities
Repurchase of Senior Notes	(4,775)	—	—		(4,775)
Issuance of common stock related to exercise of warrants	314	—	—		314
Purchase and cancellation of treasury shares	(367)	—	—		(367)
Net cash provided by financing activities	(4,828)	—	—	—	(4,828)

Net decrease in cash and cash equivalents	—	148	(88,481)		(88,333)
Cash and cash equivalents at beginning of period	—	137	136,805		136,942
Cash and cash equivalents at end of period	$—	$285	$48,324	$—	$48,609

Note 21.  Subsequent Events

On December 15, 2008, the Company commenced a conditional cash tender offer to purchase any and all of its outstanding Senior Notes and a related consent solicitation.  The tender offer and consent solicitation were to expire at midnight New York City time on January 13, 2009 unless extended or earlier terminated.  After extensions, the tender offer and consent solicitation were terminated on January 30, 2009.  No Senior Notes tendered or consents delivered in connection with the tender offer and consent solicitation were accepted by the Company.  Accordingly, no tender offer consideration or consent payment was paid or became payable to holders of the Senior Notes who validly tendered their Senior Notes and delivered their consents in connection with the tender offer and consent solicitation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Definitions

References in this Quarterly Report to “Holdings” refer to MXenergy Holdings Inc., a Delaware corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to Holdings together with its consolidated subsidiaries.

References to “MMBtu” refer to a million British thermal units, a standard unit of heating equivalent measure for natural gas. A unit of heat equal to 1,000,000 British thermal units, or 1 MMBtu, is the thermal equivalent of approximately 1,000 cubic feet of natural gas.

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

References to “LDC” refer to a local distribution company, or utility, that provides the distribution infrastructure to supply natural gas and electricity to our customers.  In some cases, LDCs also provide billing services and guarantee customer accounts receivable within various markets that we serve.

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

References to “heating degree days” refer to the number of calendar days during a reporting period for which the temperature was less than 65 degrees within our markets, weighted by the actual number of natural gas RCEs within such markets.  Heating degree day data is used to assess the impact of weather on operating results for our natural gas business segment.

EXECUTIVE OVERVIEW

We incurred a loss before income tax benefit of $32.7 million for the three months ended December 31, 2008 compared with income before income tax expense of $4.4 million for the same period in fiscal year 2008.  Our loss before income tax benefit increased to $137.2 million for the six months ended December 31, 2008 from $26.7 million during the prior year.  Lower earnings for both fiscal year 2009 periods were primarily due to higher unrealized losses from risk management activities, lower natural gas gross profit before unrealized losses from risk management activities and higher operating expenses, which were partially offset by higher electricity gross profit before unrealized losses from risk management activities.  Natural gas gross profit, electricity gross profit and operating expenses are addressed below under “Results of Operations.”

 Market prices for natural gas decreased sharply during the six months ended December 31, 2008 after increasing significantly during the final quarter of fiscal year 2008.  Lower natural gas and electricity prices had the following significant impacts during the six months ended December 31, 2008:

•                  Lower market values of derivative instruments utilized by us as economic hedges intended to reduce our exposure to changes in natural gas prices resulted in significant unrealized losses from risk management activities during the six month period;

•                  Significantly lower market prices for natural gas during the six months ended December 31, 2008 in relation to the weighted average cost of inventory at June 30, 2008 resulted in lower natural gas gross profit during the period;

•                  A significant adjustment at September 30, 2008 to reduce the value of our natural gas inventories to the lower of cost or market value resulted in lower natural gas gross profit during the period; and

•                  Lower natural gas inventory value contributed to a significant reduction in the available borrowing base under our credit facility with a consortium of banks (the “Revolving Credit Facility”), which strained our ability to post letters of credit as collateral with suppliers and hedge providers, resulting in us seeking and obtaining material amendments to our Revolving Credit Facility.  Amortization of deferred costs and fees associated with these amendments increased the loss before income tax benefit for the period.

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

EBITDA is defined as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization.  Adjusted EBITDA is defined by management as net income (loss) before interest expense, income tax expense (benefit), depreciation, amortization, stock compensation expense and unrealized gains (losses) from risk management activities.  Management believes the items excluded from EBITDA to calculate Adjusted EBITDA are not indicative of true operating performance or liquidity of the business and generally reflect non-cash charges for the reporting periods.  Therefore, we believe that EBITDA would not provide an accurate reflection of the economic performance of the business since it includes the unrealized gains (losses) from risk management activities without giving effect to the offsetting changes in market value of the underlying customer contracts, which are being economically hedged.  In addition, as the underlying customer contracts are not marked to market, the unrealized gains (losses) from risk management activities do not offer an accurate indication of the ultimate cash impact to the business, as the ultimate cash impact to the business is not determinable until delivery of natural gas under the customer contracts and the associated realized gain (loss) on risk management activity.

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

Selected consolidated financial data and reconciliations of net loss to EBITDA and Adjusted EBITDA for the three months and six months ended December 31, 2008 and 2007 are summarized in the following table.

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
		(in thousands)

Sales of natural gas and electricity	$259,696	$191,551	$382,265	$267,502
Cost of goods sold	248,122	151,567	444,695	224,227
Gross profit (loss)	11,574	39,984	(62,430)	43,275
Operating expenses	28,614	25,681	52,435	50,907
Operating (loss) income	(17,040)	14,303	(114,865)	(7,632)
Interest expense, net of interest income	15,619	9,857	22,360	19,068
(Loss) Income before income tax benefit (expense)	(32,659)	4,446	(137,225)	(26,700)
Income tax benefit (expense)	12,491	(1,774)	52,526	11,133
Net (loss) income	(20,168)	2,672	(84,699)	(15,567)

Items to reconcile net loss to EBITDA :
Add (less): Interest expense, net of interest income	15,619	9,857	22,360	19,068
Depreciation and amortization	9,664	7,584	18,347	15,309
Income tax benefit (expense)	(12,491)	1,774	(52,526)	(11,133)
EBITDA	(7,376)	21,887	(96,518)	7,677

Items to reconcile EBITDA to Adjusted EBITDA:
Add (less): Stock compensation expense	(132)	709	42	1,565
Unrealized (gains) losses from risk management activities	23,272	(8,189)	101,934	(4,014)
Adjusted EBITDA	$15,764	$14,407	$5,458	$5,228

Significant activity affecting Adjusted EBITDA for the three months and six months ended December 31, 2008 and 2007 is summarized in the following table.  The increases (decreases) in the table above are addressed below under “Results of Operations.”

	Three Months Ended December 31	Six Months Ended December 31
	(in thousands)

Adjusted EBITDA for 2007	$14,407	$5,228
Increases (decreases) in Adjusted EBITDA due to:
Changes in gross profit, excluding unrealized (gains) losses from risk management activities:
Natural gas	(696)	(5,389)
Electricity	3,747	5,632
Higher operating expenses, excluding depreciation, amortization and stock compensation expense	(1,694)	(13)
Adjusted EBITDA for 2008	$15,764	$5,458

Selected Operating Data

Selected data for our natural gas and electricity business segments is provided in the following table.

	Three Months Ended December 31		Six Months Ended December 31
	2008	2007	2008	2007
Natural Gas:
RCEs at period end	563,000	543,000	563,000	543,000
Average RCEs during the period	587,000	555,000	587,000	567,000
MMBtus sold during the period	18,400,000	15,000,000	23,500,000	19,500,000
Sales per MMBtu during the period	$12.51	$11.71	$13.21	$12.11
Gross profit per MMBtu during the period (1)	$1.54	$1.94	$1.24	$1.76
Heating degree days	1,664	1,495	1,687	1,532

Electricity:
RCEs at period end	91,000	61,000	91,000	61,000
Average RCEs during the period	96,000	60,000	97,000	53,000
MWhrs sold during the period	216,200	133,800	474,200	263,100
Sales per MWhr during the period	$136.12	$118.76	$151.49	$119.18
Gross profit per MWhr during the period	$29.87	$20.25	$22.29	$18.76

(1)         Gross profit per MMBtu sold during the six months ended December 31, 2008 was negatively impacted by unusual and significant decreases in natural gas market prices during the period.  Refer to “Results of Operations — Natural Gas Gross Profit Before Unrealized Losses from Risk Management Activities” below.

Customer Attrition and Renewals

Average in-contract customer attrition was approximately 26% for the 12 months ended December 31, 2008. For the three-year period from July 1, 2005 through June 30, 2008, we experienced an average annual in-contract customer attrition rate of approximately 22%.

During the final six months of the fiscal year ended June 30, 2008, natural gas commodity prices were increasing, and our contract rates offered to customers were highly competitive within many of our markets.  We experienced significant sales of new customer contracts, particularly for fixed rate and introductory variable rate products, during that period and into the first quarter of fiscal year 2009.  During the first six months of fiscal year 2009 however, commodity prices have decreased significantly, and some of our customers have migrated to current market rates that are better than their original fixed rates or their post-introductory period variable rates with us.

Given the current economic climate, we have taken an aggressive approach toward disconnecting service to customers that are delinquent on their account balances.  As a result, the number of disconnected accounts was significantly higher for the six months ended December 31, 2008, as compared with the same period in the prior fiscal year, which accounted for a portion of the increase in in-contract attrition during the six months ended December 31, 2008.

In addition, we have significantly reduced direct mail marketing, advertising and overall marketing expenditures during fiscal year 2009, as compared to the prior fiscal year.  We believe that the lower marketing expenditures had a negative impact on brand awareness and contributed to the increased level of attrition in our markets.

At the end of each customer contract term, customer contracts in most of our markets are renewed upon notification by the marketers unless the customer indicates otherwise.  During the 12 months ended December 31, 2008, approximately 86% of all customers that received a notification ultimately continued their relationship with us.  In comparison, during the three-year period from July 1, 2005 through June 30, 2008, approximately 87% of our customers that received such notification of contract expiration ultimately continued their relationship with us.

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

Seasonality of Operations

For the six months ended December 31, 2008, natural gas and electricity sales accounted for approximately 81% and 19%, respectively, of our total sales.  Weather conditions have a significant impact on customer demand and on the price of natural gas and electricity.  Customer demand exposes us to a high degree of seasonality in sales, cost of sales, billing to and cash collections from customers, inventory requirements and cash flows.  In addition, budget billing programs and LDC payment terms can cause timing differences between the billing and collection of accounts receivable and the recording of revenues.

We utilize a considerable amount of cash from operations to fund customer accounts receivable, natural gas inventory purchases and other working capital requirements during the months of November through April of each fiscal year.  The majority of natural gas consumption occurs during the months of November through March with collections on accounts receivable peaking in the spring.  In contrast, electricity consumption peaks during the summer months of June through September with collections on accounts receivable peaking in late summer and early fall.

The impact of rapidly rising or falling commodity prices also varies greatly depending on the period of time in which they occur within our fiscal year.  Although operating results for a full fiscal year may not be materially impacted by such trends due to our commodity hedging and contract pricing strategies, changes in commodity prices can have material short-term impacts on monthly and quarterly operating results, which should be considered in the context of our entire annual operating cycle.

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

BALANCE SHEET REVIEW

Unrealized Gains and Losses from Risk Management Activities

Unrealized gains and losses on the consolidated balance sheets primarily reflect the current market values for commodity derivatives utilized as economic hedges to reduce our exposure to changes in the price of natural gas and electricity.  Total unrealized gains from risk management activities included in current and long-term assets on the consolidated balance sheets decreased to approximately $0.9 million at December 31, 2008 from $49.1 million at June 30, 2008.  Total unrealized losses from risk management activities included in current and long-term liabilities increased to approximately $63.7 million at December 31, 2008 from $5.8 million at June 30, 2008.  Market prices for natural gas decreased sharply during the six months ended December 31, 2008, which resulted in lower forward commodity contract prices as compared with the average prices on related open hedge contracts for natural gas entered into to match customer contracts for future sales of natural gas.

Redeemable Convertible Preferred Stock

Holdings is authorized to issue 5,000,000 shares of Series A redeemable convertible preferred stock (the “Preferred Stock”).  On June 30, 2004, MXenergy Inc. entered into a purchase agreement (the “Preferred Stock Purchase Agreement”) with affiliates of Charterhouse Group Inc. and Greenhill Capital Partners LLC (collectively, the “Preferred Investors”) to issue 1,451,310 shares of Preferred Stock at a purchase price of $21.36 per share.  In 2005, as part of a corporate reorganization, MXenergy Inc. merged with and into a subsidiary of Holdings to become a wholly owned subsidiary of Holdings and stockholders of MXenergy Inc. became stockholders of Holdings.

On or after the fifth anniversary of the issuance of the Preferred Stock, if the fair market value of our common stock is at a level that would not provide the Preferred Investors with an annual rate of return of at least 25%, compounded annually, for the five-year period ending June 30, 2009, the Preferred Investors may require that we make a redemption election.  If the holders of the Preferred Stock require us to make a redemption election, and if we elect to redeem the Preferred Stock, the redemption amount is payable in cash equal to the greater of: (1) the fair market value of the shares of common stock into which the Preferred Stock may be converted on the date of the redemption election notice; or (2) the original issue price of $21.36 per share, plus any accrual of dividends.  If we elect not to redeem the Preferred Stock, we are required to grant the Preferred Investors effective control over Holding’s Board of Directors.  As of December 31, 2008, if the Preferred Investors were to request that we make a redemption election, we do not have the intent or the ability to redeem the Preferred Stock due to limitations included in the agreements that govern the Revolving Credit Facility, the Hedge Facility and the Senior Notes.  However, since the Preferred Investors would effectively control our Board of Directors in the event that we do not elect to redeem the Preferred Stock, we have determined that, in accordance with U.S. GAAP, the Preferred Stock is redeemable at the option of the Preferred Investors and that it is probable that the Preferred Stock will become redeemable at June 30, 2009.  Therefore the carrying value of the Preferred Stock is recorded outside of stockholders’ equity on the consolidated balance sheets and has been adjusted to its estimated redemption value of $51.7 million as of December 31, 2008, which represents the amount that provides the Preferred Investors with a minimum annual rate of return of 12%, compounded annually through December 31, 2008.  During the six months ended December 31, 2008, a $2.9 million charge was recorded to additional paid in capital to adjust the Preferred Stock to its current redemption value.

Debt Activity during Fiscal Year 2009

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

At June 30, 2008, there was no balance outstanding under the Denham Credit Facility.  In September 2008, the Company borrowed the entire $12.0 million available line under the Denham Credit Facility.  Refer to “Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility” below for additional commentary regarding the Denham Credit Facility.

Bridge Financing Loans Payable

Pursuant to the Third Amended and Restated Revolving Credit Agreement dated November 17, 2008 (the “Amended Revolving Credit Agreement”), Charter Mx LLC, Denham and four members of our senior management team agreed to provide bridge financing in an aggregate amount of $10.4 million by becoming lenders in a new bridge loan tranche under the Amended Revolving Credit Agreement (the “Bridge Financing”).  Refer to “Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility” below for additional commentary regarding the Revolving Credit Facility and related Bridge Financing.

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

	Natural
	Gas	Electricity	Total
		(in thousands)
Three months ended December 31:

2008:
Sales	$230,266	$29,430	$259,696
Cost of goods sold (1)	(201,877)	(22,973)	(224,850)
Gross profit before unrealized losses from risk management activities (1)	$28,389	$6,457	34,846

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			(23,272)
Operating expenses			(28,614)
Interest expense, net			(15,619)
Loss before income tax benefit			$(32,659)

2007:
Sales	$175,661	$15,890	$191,551
Cost of goods sold (1)	(146,576)	(13,180)	(159,756)
Gross profit before unrealized losses from risk management activities (1)	$29,085	$2,710	31,795

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			8,189
Operating expenses			(25,681)
Interest expense, net			(9,857)
Income before income tax expense			$4,446

Six months ended December 31:

2008:
Sales	$310,430	$71,835	$382,265
Cost of goods sold (1)	(281,494)	(61,267)	(342,761)
Gross profit before unrealized losses from risk management activities (1)	$28,936	$10,568	39,504

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			(101,934)
Operating expenses			(52,435)
Interest expense, net			(22,360)
Loss before income tax benefit			$(137,225)

2007:
Sales	$236,147	$31,355	$267,502
Cost of goods sold (1)	(201,822)	(26,419)	(228,241)
Gross profit before unrealized losses from risk management activities (1)	$34,325	$4,936	39,261

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			4,014
Operating expenses			(50,907)
Interest expense, net			(19,068)
Loss before income tax benefit			$(26,700)

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

Gross Profit (Before Unrealized Gains (Losses) from Risk Management Activities) by Business Segment

Gross profit before unrealized losses from risk management activities by business segment is summarized in the following table.  For purposes of this analysis, gross profit before unrealized losses from risk management activities includes fee income and realized losses from risk management activities, but excludes unrealized gains (losses) from risk management activities.  As the underlying customer contracts are not marked to market, the unrealized gains (losses) from risk management activities do not offer an accurate indication of the ultimate cash impact to the business, as the ultimate cash impact to the business is not determinable until delivery of natural gas under the customer contracts and the associated gain (loss) on risk management activity is realized.

			2008 versus 2007 Increase (Decrease)
Business Segment	2008	2007	Amount	%
	($ in thousands)

Three months ended December 31:
Natural gas	$28,389	$29,085	(696)	(2)
Electricity	6,457	2,710	3,747	138
Total gross profit before unrealized losses from risk management activities	$34,846	$31,795	3,051	10

Six months ended December 31:
Natural gas	$28,936	$34,325	$(5,389)	(16)
Electricity	10,568	4,936	5,632	114
Total gross profit before unrealized losses from risk management activities	$39,504	$39,261	243	1

Natural Gas Gross Profit (Before Unrealized Gains (Losses) from Risk Management Activities)

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

Significantly lower market prices for natural gas during the three months ended December 31, 2008 compared to the weighted average cost of gas reflected at June 30, 2008 reduced the carrying value of opening natural gas inventories that are economically hedged by customer contracts and/or derivative instruments and lowered our gross profit by approximately $5.0 million during the three months ended December 31, 2008, while higher market prices for natural gas during the three months ended December 31, 2007 compared to the weighted average cost of gas reflected at June 30, 2007 increased our gross profit by approximately $0.3 million during the three months ended December 31, 2007.  The comparative net impact was a reduction in natural gas gross profit of $5.3 million ($0.29 per natural gas MMBtu sold) for the three months ended December 31, 2008.

Lower market prices for natural gas during the six months ended December 31, 2008 compared to the weighted average cost of gas reflected at June 30, 2008 reduced the carrying value of opening natural gas inventories that are economically hedged by customer contracts and/or derivative instruments and lowered our gross profit by approximately $15.8 million during the six months ended December 31, 2008, while lower market prices for natural gas during the six months ended December 31, 2007 compared to the weighted average cost of gas reflected at June 30, 2007 lowered our gross profit by approximately $1.5 million during the six months ended December 31, 2007.  The comparative net impact was a reduction in natural gas gross profit of $14.3 million ($0.59 per natural gas MMBtu sold) for the six months ended December 31, 2008.

This impact should be fully or partially offset in future periods by higher gross profit, as physical gas is delivered to customers during the remaining terms of their contracts and/or derivative instruments are settled for the related natural gas.

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

During the three months ended December 31, 2008, we recorded approximately $6.0 million of realized losses related to settlement of risk management activities associated with natural gas inventories, as compared to similar realized gains of approximately $0.5 million for the same period in fiscal year 2008, resulting in a net $6.5 million ($0.36 per MMBtu of natural gas sold) negative comparative impact on gross profit for the current period.

During the six months ended December 31, 2008, we recorded approximately $3.4 million of realized losses related to settlement of risk management activities associated with natural gas inventories, as compared to similar realized losses of approximately $2.5 million for the same period in fiscal year 2008, resulting in a net $0.9 million ($0.01 per MMBtu of natural gas sold) negative comparative impact on gross profit for the current period.

These impacts are expected to be fully or partially offset in future periods by lower or higher gross profit as natural gas is delivered to customers during the remaining terms of their contracts.

Volume Impact

The volume of natural gas MMBtus sold was 23% and 21% higher, respectively, for the three months and six months ended December 31, 2008, as compared with the same periods in the prior fiscal year.  Higher average RCEs, primarily from our acquisitions of the GasKey division of PS Energy Group, Inc. and Catalyst Natural Gas, LLC, and colder-than-normal temperatures during the three months and six months ended December 31, 2008 were the primary drivers of higher volumes of natural gas sold.  Higher volumes of natural gas sold resulted in higher natural gas gross profit of approximately $5.6 million and $5.3 million for the three months and six months ended December 31, 2008, respectively, as compared to the same periods in the prior fiscal year.

Fee Income

Our gross margin includes fee income charged to customers, primarily in our Georgia and Texas markets, for monthly service, late payment and shut-off/reconnect service.  Fee income was $1.2 million higher and $1.5 million higher for the three months and six months ended December 31, 2008, respectively, as compared with the same periods in the prior fiscal year, due to an increased number of accounts and increased payment delinquencies in these markets.

Electricity Gross Profit

Higher electricity sales and gross profit were primarily driven by higher average electricity RCEs, which increased 60% and 83% for the three months and six months ended December 31, 2008, respectively, as compared with the same periods in the prior fiscal year, resulting in significantly higher volume of MWhrs sold.  The main driver for higher average RCEs was significant organic customer growth in our Texas, Connecticut and New York market areas, which was largely due to targeted direct sales marketing activities during fiscal year 2008 and the first three months of fiscal year 2009 and a wider range of products offered to customers.  Higher gross profit per MWhr sold also contributed to the overall increase.

Unrealized Gains (Losses) from Risk Management Activities

Unrealized losses from risk management activities were $23.3 million and $101.9 million for the three months and six months ended December 31, 2008, respectively, as compared to unrealized gains of $8.2 million and $4.0 million for the same periods in fiscal year 2008.  Market prices for natural gas and electricity decreased significantly during the six months ended December 31, 2008, which resulted in lower forward commodity contract prices as compared with the average price on related open hedge contracts for natural gas and electricity.  This impact should be fully or partially offset in future periods by gross profit realized when natural gas and electricity is purchased and delivered to customers.

Operating Expenses

Operating expenses are summarized in the following table.

			2008 versus 2007 Increase (Decrease)
	2008	2007	Amount	%
	($ in thousands)

Three months ended December 31:
General and administrative expenses	$15,354	$15,561	$(207)	(1)
Advertising and marketing expenses	456	889	(433)	(49)
Reserves and discounts	3,140	1,647	1,493	91
Depreciation and amortization	9,664	7,584	2,080	27
Total operating expenses	$28,614	25,681	$2,933	11

Six months ended December 31:
General and administrative expenses	$27,945	$30,318	$(2,373)	(8)
Advertising and marketing expenses	1,278	3,060	(1,782)	(58)
Reserves and discounts	4,865	2,220	2,645	119
Depreciation and amortization	18,347	15,309	3,038	20
Total operating expenses	$52,435	$50,907	$1,528	3

General and Administrative Expenses

General and administrative expenses are summarized in the following table.

			2008 versus 2007 Increase (Decrease)
	2008	2007	Amount	%
	($ in thousands)

Three months ended December 31:
Salaries and employee benefits	$8,290	$8,820	$(530)	(6)
Professional fees	2,004	2,447	(443)	(18)
Other general and administrative expenses	5,060	4,294	766	18
Total general and administrative expenses	$15,354	$15,561	$(207)	(1)

Six months ended December 31:
Salaries and employee benefits	$16,175	$17,942	$(1,767)	(10)
Professional fees	2,798	4,310	(1,512)	(35)
Other general and administrative expenses	8,972	8,066	906	11
Total general and administrative expenses	$27,945	$30,318	$(2,373)	(8)

Throughout fiscal year 2008, we incurred significant incremental general and administrative expenses related to initiatives to enhance our corporate finance, billing, accounting operations, customer service, information technology, marketing and supply functions in support of business growth and development of a formal internal audit function.  In addition, we increased our staff count and incurred other incremental costs to enhance our overall internal control environment, including our information technology and financial reporting controls.  A portion of these incremental contracted services and other incremental costs in fiscal year 2008 have not recurred during fiscal year 2009, resulting in generally lower general and administrative expenses.

Salaries and employee benefits partially include the cost of contracted services to supplement our employees in certain departments.  Lower salaries and related expenses during the three months and six months ended December 31, 2008, as compared with the same periods in the prior fiscal year, are partially due to lower contracted services and partially due to lower employee incentive costs.

Higher other general and administrative expenses during the three months and six months ended December 31, 2008, as compared with the same periods in the prior fiscal year, were primarily due to higher customer counts, particularly in our largest natural gas and electricity markets in Georgia and Texas, respectively, which resulted in generally higher customer care and billing related expenses.  The weakening Canadian dollar also resulted in higher foreign exchange losses associated with our Canadian operations during the three and six months ended December 31, 2008.

Advertising and Marketing Expenses

During the three months ended September 30, 2007, we incurred significant expenses related to a multi-media campaign designed to support our direct sales activities in our Georgia market.  Subsequent to September 30, 2007, multi-media marketing expenditures slowed significantly after the Georgia campaign was completed, as we shifted our marketing focus and resources towards direct sales and marketing activities.  Much of the cost associated with these direct marketing channels are deferred as customer acquisition costs on our consolidated balance sheet and amortized over a three-year estimated benefit period.  Lower marketing costs for the three months and six months ended December 31, 2008 resulted from higher deferrals of such direct marketing costs.

Reserves and Discounts

Reserves and discounts are summarized in the following table.

			2008 versus 2007 Increase (Decrease)
	2008	2007	Amount	%
	($ in thousands)

Three months ended December 31:
Provision for doubtful accounts	$2,420	$1,234	$1,186	96
Contractual discounts for LDC guarantees of customer accounts receivable (1)	720	413	307	74
Total reserves and discounts	$3,140	$1,647	$1,493	91

Six months ended December 31:
Provision for doubtful accounts	$3,713	$1,658	$2,055	124
Contractual discounts for LDC guarantees of customer accounts receivable (1)	1,152	562	590	105
Total reserves and discounts	$4,865	$2,220	$2,645	119

(1)          By agreement, certain LDCs guarantee the collection of customer accounts receivable.  Contractual discounts charged by various LDCs average approximately 1% of collections, which is effectively the cost to guarantee the customer accounts receivable.

Higher provision for doubtful accounts during the three months and six months ended December 31, 2008, as compared with the same periods in the prior fiscal year, primarily relates to activity within our largest non-guaranteed natural gas market in Georgia and our non-guaranteed electricity market in Texas.  Total sales of natural gas and electricity for these markets increased by a combined 54% during the six months ended December 31, 2008, as compared with the same period in the prior fiscal year.  In addition, during the six months ended December 31, 2008, we experienced deterioration of the aging of billed customer accounts receivable within these markets.  We continue to closely monitor economic conditions and actual collections data within these and other markets for signs of any negative long-term trends which could result in higher allowance requirements.

Higher contractual discounts during the three months and six months ended December 31, 2008, as compared with the same periods in the prior fiscal year, for LDC guarantees of customer accounts receivable are primarily due to generally higher sales of natural gas and electricity within our LDC guaranteed markets.  Total revenues within these markets increased approximately 46% during the six months ended December 31, 2008, as compared to the same period in the prior fiscal year, primarily due to overall organic growth within these markets.  The weighted-average contractual discount rate charged by LDCs also increased by approximately 38%, primarily due to changes in customer market concentrations and increases in the discount rates required by LDCs in certain markets, particularly in Connecticut.

Depreciation and Amortization

Depreciation and amortization is summarized in the following table.

			2008 versus 2007 Increase (Decrease)
	2008	2007	Amount	%
	($ in thousands)

Three months ended December 31:
Depreciation of fixed assets	$1,974	$2,279	$(305)	(13)
Amortization of customer acquisition costs	7,686	5,303	2,383	45
Other amortization expense	4	2	2	100
Total depreciation and amortization	$9,664	$7,584	$2,080	27

Six months ended December 31:
Depreciation of fixed assets	$3,971	$4,555	$(584)	(13)
Amortization of customer acquisition costs	14,369	10,750	3,619	34
Other amortization expense	7	4	3	75
Total depreciation and amortization	$18,347	$15,309	$3,038	20

As noted above under “Advertising and Marketing Expenses,” during fiscal year 2008, we shifted our marketing focus and resources towards direct sales and marketing activities.  Much of the cost associated with these direct marketing channels are deferred as customer acquisition costs on our consolidated balance sheet and amortized over a three-year estimated benefit period.  Higher amortization expense for the six months ended December 31, 2008 was a direct result of higher deferrals of such direct marketing costs during fiscal year 2008 and the first six months of fiscal year 2009.

Interest Expense, net

Significant components of interest expense, net are summarized in the following table.

			2008 versus 2007 Increase (Decrease)
	2008	2007	Amount	%
	($ in thousands)

Three months ended December 31:
Interest accrued on Floating Rate Senior Notes due 2011	$4,485	$5,809	$(1,324)	(23)
Interest rate swaps activity:
Change in fair market value (1)	4,769	1,866	2,903	156
Interest accrued	509	131	378	288
Interest and fees related to Revolving Credit Facility (2)	1,722	655	1,067	163
Interest and fees accrued on Hedge Facility (3)	767	590	177	30
Interest accrued on Denham Credit Facility	271	253	18	7
Other, primarily amortization of deferred financing costs	3,128	1,564	1,564	100
Total interest expense	15,651	10,868	4,783	44
Less: interest income	(32)	(1,011)	(979)	(97)
Interest expense, net	$15,619	$9,857	$5,762	58

Six months ended December 31:
Interest accrued on Floating Rate Senior Notes due 2011	$8,980	$11,647	$(2,667)	(23)
Interest rate swaps activity:
Change in fair market value (1)	4,138	3,685	453	(12)
Interest accrued	1,129	255	874	342
Interest and fees related to Revolving Credit Facility (2)	2,555	1,344	1,211	90
Interest and fees accrued on Hedge Facility (3)	1,094	1,288	(194)	(15)
Interest accrued on Denham Credit Facility	277	503	(226)	(45)
Other, primarily amortization of deferred financing costs	4,522	2,956	1,566	53
Total interest expense	22,695	21,678	1,017	5
Less: interest income	(335)	(2,610)	2,275	(87)
Interest expense, net	$22,360	$19,068	$3,292	17

(1)          We utilize interest rate swap agreements to manage exposure to interest rate fluctuations on the Floating Rate Senior Notes due 2011.  Mark-to-market adjustments and interest expense associated with these swap arrangements are recorded as adjustments to interest expense, net.

(2)          Includes interest expense associated with cash draws and bridge financing loans under the Revolving Credit Facility.  In addition, we utilize the Revolving Credit Facility primarily to post letters of credit related to activity under our Hedge Facility, commodity supplier agreements, transportation and storage agreements.  Fees and interest expense associated with letters of credit are recorded as interest expense.

(3)          Represents fees charged by the hedge provider related to forward-hedged commodity volumes under the Hedge Facility.

Lower interest accrued on the Floating Rate Senior Notes due 2011 (the “Senior Notes”) was primarily due to a lower average interest rate, which decreased to 10.64% for the six months ended December 31, 2008 from 12.83% for the same period in fiscal year 2008.  The average aggregate balance of Senior Notes outstanding also decreased to approximately $165.2 million for the six months ended December 31, 2008, as compared to $178.0 million for the same period in fiscal year 2008, due to our purchase of Senior Notes during fiscal year 2008.

Higher interest and fees related to the Revolving Credit Facility is due to the following activity:

•                  Higher interest and fees associated with outstanding letters of credit, partially due to an increase of approximately 50% in the average balance of cash advances and letters of credit outstanding, and partially due to generally higher letter of credit fees resulting from amendments to the agreement that governs the Revolving Credit Facility during fiscal year 2009; and

•                  New bridge financing loans required by amendments to the agreement that governs the Revolving Credit Facility from certain shareholders and members of senior management, which resulted in approximately $0.2 million of incremental interest expense for the six months ended December 31, 2008.

During the three months ended September 30, 2007, we had an outstanding balance of $11.0 million under our credit facility with Denham Commodity Partners Fund LP (the “Denham Credit Facility”).  This balance was repaid in January 2008, and there were no additional amounts drawn under the Denham Credit Facility until late September 2008, at which time we drew down the entire available balance of $12.0 million as required by the Amended Revolving Credit Facility.  We expect the outstanding balance of the Denham Credit Facility to remain at $12.0 million for the remainder of fiscal year 2009.

During the six months ended December 31, 2008, we negotiated several amendments to our Hedge Facility and our Revolving Credit Facility, resulting in approximately $7.1 million of related fees during the period, which were deferred and will be amortized over the remaining term of the facilities.  Higher amortization of deferred financing costs during the six months ended December 31, 2008 was a direct result of these deferrals.

Lower interest income was a direct result of lower cash and cash equivalents and restricted cash balances and a lower interest rate earned during the six months ended December 31, 2008, as compared to the same period in fiscal year 2008

Income Tax Benefit

Higher income tax benefit for the six months ended December 31, 2008 primarily resulted from a higher loss before income tax benefit.  Our effective tax rate was reduced to 38.3% for the six months ended December 31, 2008 from 41.7% for the same period in fiscal year 2008, primarily due to the mix of permanent differences impacting each period and lower state tax rates due to allocation of income among states.

Total current and long-term deferred taxes receivable were $46.7 million and $10.5 million at December 31, 2008 and June 30, 2008, respectively.  Higher deferred taxes receivable at December 31, 2008 primarily resulted from significantly higher unrealized losses from risk management activities, which we expect will be offset by revenue from fixed price customer contracts to be realized in future periods.

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

A sharp drop in natural gas market prices during the six months ended December 31, 2008 resulted in a significant reduction in the natural gas inventory component of the available borrowing base under our Revolving Credit Facility.  The reduced borrowing base strained our ability to post letters of credit as collateral with suppliers and hedge providers, caused defaults of certain financial covenants included in the agreement that governs the Revolving Credit Facility, prompted downgrades in our credit ratings from Standard & Poor’s and Moody’s and ultimately resulted in us seeking and obtaining material waivers of debt covenants and amendments to the agreement that governs the Revolving Credit Facility.

Cash Flow

During the six months ended December 31, 2008, our cash and cash equivalents decreased $68.6 million to a balance of $3.3 million at the end of the period.  Approximately $78.4 million of cash was used in operating activities during the period, which reflects an $11.7 million change from the $66.7 million used in operations for the six months ended December 31, 2007.  Of this overall decrease in cash used in operating activities, $8.2 million was used to fund higher working capital needs, primarily customer accounts receivable.  The remaining $3.5 million increase in cash used in operating activities was primarily due to lower operating profit, excluding unrealized gains or losses from risk management activities and non-cash expenses such as depreciation, amortization and stock compensation expense.

Cash was also used in or provided by the following material investing and financing activities during six months ended December 31, 2008:

•                  $10.4 million was used for investment in customer acquisition costs;

•                  $1.6 million was used for the purchase of natural gas inventories and customers as a result of the acquisition of Catalyst Natural Gas, LLC;

•                  $12.0 million was provided by borrowings under the Denham Credit Facility;

•                  $10.4 million was provided by the Bridge Financing; and

•                  $0.6 million was used for capital expenditures on fixed assets

Revolving Credit Facility

We utilize our Revolving Credit Facility primarily to post letters of credit required to effectively operate within the markets that we serve.  At December 31, 2008, the total availability under the Revolving Credit Facility was $204.9 million, of which $183.3 million was utilized in the form of outstanding letters of credit.  There were no cash borrowings outstanding under the Revolving Credit Facility at December 31, 2008 or June 30, 2008 other than the $10.4 million of Bridge Financing Loans outstanding at December 31, 2008.  During the three months ended December 31, 2008, we drew $26.0 million of cash advances under the Revolving Credit Facility, all of which was repaid by December 31, 2008.  Total interest expense associated with these cash borrowings was less than $0.1 million for the three and six months ended December 31, 2008.

The sharp drop in natural gas market prices during the first six months of fiscal year 2009 resulted in a significant reduction in the available borrowing base under our Revolving Credit Facility.  The reduced borrowing base strained our ability to post letters of credit as collateral with suppliers and hedge providers, resulting in waivers obtained from lenders related to certain provisions included in the agreement that governs the Revolving Credit Facility, and ultimately resulting in material amendments to the agreement that governs the Revolving Credit Facility (refer to amendment details below).  Such amendments had the following material direct impacts on our liquidity position:

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

•                  The maximum amount that could be borrowed under the Revolving Credit Facility was reduced from $280.0 million at June 30, 2008, to $255.0 million in September 2008 and finally to $244.6 million in November 2008.  The maximum borrowing amount will be further reduced to $125.0 million by June 30, 2008.

•                  The November 2008 amendment includes a provision that allows us to exceed the maximum amount that can be borrowed under the Revolving Credit Facility by various amounts that decrease incrementally from $35.0 million effective in November 2008 to $0 effective in March 2008.

•                  We paid approximately $7.2 million of closing costs, legal fees and consulting fees related to various amendments of the Revolving Credit Facility and the Hedge Facility during the six months ended December 31, 2008, which were deferred on the consolidated balance sheet and are being amortized over the remaining terms of the facilities.  Incremental amortization expense associated with these deferred costs was approximately $2.2 million during the six months ended December 31, 2008.

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

On November 7, 2008, MXenergy Inc. and MXenergy Electric Inc. entered into a waiver and amendment (the “Revolving Credit Agreement Waiver”) to the agreement that governs the Revolving Credit Facility with MXenergy Holdings Inc. and certain of its subsidiaries, as guarantors, the lenders party thereto and Société Générale, as administrative agent.  The Revolving Credit Agreement Waiver had an effective date of November 7, 2008.

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

•                  The financial covenant pertaining to the maximum allowed negative consolidated earnings before income taxes, depreciation and amortization expenses, adjusted as defined in the Amended Revolving Credit Agreement was increased from negative $2.0 million to: (1) negative $5.0 for the three month period ended September 30, 2008; and (2) negative $3.0 million for the three month period ending October 31, 2008.

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

The Amended Revolving Credit Agreement contains customary covenants that restrict certain of our activities including, among others, making capital expenditures, disposal of property and equipment, additional indebtedness, issuance of capital stock and payment of dividends.  The Amended Revolving Credit Agreement also contains customary events of default.  We were in compliance with all covenants under our Amended Revolving Credit Agreement as of December 31, 2008, including the milestone events relating to a Liquidity Event.

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

Hedge Facility

Although we engage in economic hedging activities with various counterparties for electricity, we utilize the Hedge Facility as our primary natural gas hedge facility.  Under the Hedge Facility, we utilize New York Mercantile Exchange (“NYMEX”) referenced over-the-counter swaps, basis price swaps and options to hedge the risk of variability in the cost of natural gas.  Until the termination of the Hedge Facility, we have the ability to enter into NYMEX and basis swaps through June 2010. Fees under the Hedge Facility include an annual management fee, a volumetric fee based on the tenor of the swap and other fees which allow the hedge provider to mitigate the potential risks arising from material declines of natural gas market prices based on our overall hedge position with the provider.  As of December 31, 2008, all of our natural gas hedge positions were with counterparties that had investment grade credit ratings.

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

The Hedge Facility is secured by a first lien on customer contracts and a second lien on substantially all other assets.  As of June 30, 2008, we were required to post $25.0 million in collateral for any potential negative mark-to-market changes in the value of its forward hedge position.  As a result of an amendment to the agreement that governs the Hedge Facility that was finalized in July 2008, we are now required to increase the collateral required to be posted as margin to $35.0 million in the event that the negative mark-to-market value of its forward hedge position exceeds $25.0 million.  We have the flexibility to post either cash collateral or issue a letter of credit as margin for the Hedge Facility.  As of June 30, 2008, we posted a $25.0 million letter of credit as margin.  As of December 31, 2008, we have increased the letter of credit posted as margin to $35.0 million because our mark-to-market exposure under the Hedge Facility exceeded $25.0 million.

The Hedge Facility is governed by a Master Transaction Agreement.  On November 5, 2008, November 7, 2008 and November 17, 2008, MXenergy Inc. and MXenergy Electric Inc. entered into the Sixth Amendment to Master Transaction Agreement, the Seventh Amendment to Master Transaction Agreement and the Eighth Amendment to Master Transaction Agreement, respectively (collectively, the “Hedge Facility Amendments”), with Holdings and certain of its subsidiaries, as guarantors, and Société Générale, as the hedge provider (the “Hedge Provider”), amending certain provisions of the Master Transaction Agreement.  The Hedge Facility Amendments were executed in connection with a waiver and amendments to the agreement that governs the Revolving Credit Facility.

Pursuant to the terms of the Hedge Facility Amendments, the parties thereto agreed to defer certain payments due to the Hedge Provider until June 2009, at which time such fees will be paid by us.  In addition, certain hedging related fees were increased.  The terms of the Hedge Facility Amendments also conform various provisions of the agreement that governs the Hedge Facility to similar provisions contained in the agreement that governs the Revolving Credit Facility.

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

Senior Notes

On August 4, 2006, we issued $190.0 million aggregate principal amount of Senior Notes, which mature on August 1, 2011 and bear interest at a rate equal to LIBOR plus 7.5% per annum.  The interest rate on the Senior Notes was 10.69% at June 30, 2008, was reset to 10.63% on August 1, 2008, and was reset again to 9.13% effective February 2, 2009.  The weighted-average interest rate was 10.64% and 12.83% for the six months ended December 31, 2008 and 2007, respectively.  We have entered into interest rate swap agreements to hedge the floating rate interest expense on the Senior Notes.  Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for additional information regarding the interest rate swaps.

On or before August 1, 2009, upon an equity offering, we may redeem up to 35% of the aggregate principal amount of the Senior Notes at a price equal to 100% of the principal amount, plus a premium equal to the rate per annum on the Senior Notes outstanding on the date notice is given to redeem the Senior Notes plus accrued and unpaid interest to the redemption date.

On December 15, 2008, we commenced a conditional tender offer to purchase any and all of our outstanding Senior Notes and a related consent solicitation.  The tender offer and consent solicitation were to expire at midnight New York City time on January 13, 2009 unless extended or earlier terminated.  After extensions, the tender offer and consent solicitation were terminated on January 30, 2009.  No Senior Notes tendered or consents delivered in connection with the tender offer and consent solicitation were accepted by the Company.  Accordingly, no tender offer consideration or consent payment was paid or became payable to holders of the Senior Notes who validly tendered their Senior Notes and delivered their consents in connection with the tender offer and consent solicitation.

If a change of control, as defined in the indenture governing the Senior Notes, were to occur, we would be obligated to make an offer to purchase the Senior Notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the date of purchase.  If a change of control were to occur, we may not have the financial resources to repay all of our obligations under the Senior Notes.  During the six months ended December 31, 2008, there was no change in control, as defined in the indenture, which would obligate us to purchase the Senior Notes.

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

In accordance with the September 30, 2008 amendment and restatement of our Revolving Credit Facility, we were required to borrow any available balance under the Denham Credit Facility prior to November 7, 2008, and to maintain such balance outstanding until the Revolving Credit Facility expires on July 31, 2009.  In September 2008, we borrowed the entire $12.0 million balance available under the Denham Credit Facility as required by the Amended Revolving Credit Agreement.  We expect the outstanding balance of the Denham Credit Facility to remain at $12.0 million for the remainder of fiscal year 2009.

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

Agency Credit Ratings

Our credit ratings as of December 31, 2008 are summarized in the following table.

	Standard & Poor’s	Moody’s Investors Service

Corporate Rating	CC	Caa3
Senior Notes	C	Ca
Ratings outlook	Negative	Review

In November 2008, Standard & Poor’s lowered our corporate credit rating to CCC+ from B and our Senior Notes rating from CCC+ to CCC-.  Also in November 2008, Moody’s lowered our corporate credit rating to Caa3 from B3 and our Senior Notes rating to Ca from Caa1.  These actions were due to the expectation that our liquidity position will deteriorate due to a decline in the available borrowing base under our Revolving Credit Facility.

In December 2008, Standard & Poor’s further lowered our corporate rating to CC and our Senior Notes rating to C following our announcement of a tender offer to purchase our Senior Notes.  The tender offer also prompted a review by Moody’s, which did not result in any changes in our corporate or Senior Notes ratings with them.

Our credit ratings are subject to further review, revision or withdrawal at any time by any rating agency if, in its judgment, circumstances so warrant.  If the rating agencies downgrade or withdraw our ratings, our access to capital markets could be significantly limited and our costs of borrowing, including the interest rate for future financings, may increase.

Commitments

During the six months ended December 31, 2008, we did not enter into any new contractual arrangements or other commitments that would result in a material use of cash from operations for the remainder of the fiscal year ending June 30, 2009 or subsequent years.

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

Commodity price risk is the risk of exposure to fluctuations in the price of natural gas and electricity.  Because our contracts require that we deliver full commodity requirements to many of our customers and because our customers’ usage is impacted by factors such as weather, we are exposed to fluctuations in customer load requirements.  We typically purchase commodity equal to expected customer consumption assuming normal weather patterns.  We may purchase additional commodity volumes for the summer in the case of electricity and for the winter in the case of natural gas in order to protect against a potential demand increase in peak seasons.  As a result of the natural swing in customer consumption due to related to weather changes, we may have to buy or sell additional volumes, and therefore may be exposed to price volatility.  We utilize various hedging strategies in order to mitigate the risk associated with potential volumetric variability of our monthly deliveries for fixed priced customers.

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

Economic hedges are also utilized to cover inventory injection and withdrawal as well as to cover utility over/under delivery obligations.  For fixed price customers, both inventory and imbalances caused by utility over/under delivery obligations are hedged using derivatives or physical hedges.  For variable price customers, inventory is generally hedged using derivative instruments or physical commodity hedges and utility imbalances are hedged either through the utilization of derivatives, physical hedges, or through a monthly price adjustment as published and billed to the customer each month.  The fair values of these hedges, which are recorded in unrealized gains (losses) from risk management activities on the consolidated balance sheet, will settle during each specific month to mirror our planned injections and withdrawals, as well as over/under delivery obligations.

The natural gas swap instruments are generally settled against the closing price for the last trading day of each month for natural gas listed on the NYMEX Henry Hub futures contract.  In case of electricity swap instruments, settlement is based on ISO settlement prices during the month.  The financial basis swaps are typically settled against the first of the month published index prices at various trading points that relate to locations where we have customer obligations.  Basis swaps are priced based on the NYMEX price on the last day of the month plus or minus an agreed-upon premium or discount.   All of the natural gas swaps have been executed “over-the-counter” on a bilateral basis under the Hedge Facility or with other credit-worthy counterparties.  We also enter into financial swaps with other counterparties in order to meet electricity requirements. These are settled based on the index price for the appropriate ISO.  We only execute financial swaps with entities with investment grade credit ratings.   As of December 31, 2008, our hedge positions extend through December 2011.

We have adopted a risk management policy to measure and limit market risk and credit risk associated with our customer portfolio.  The risk policy requires that we maintain a balanced position at all times and does not permit speculative trading.  None of our employees are compensated on the basis of his or her trading gains.  In marketing products to residential and small commercial customers, we hedge in advance of anticipated contract sales (adjusted to reflect attrition).  When marketing to larger commercial accounts, the hedge is executed at the time of the contract sale.  Our current risk policy requires that the following exposures be promptly mitigated: (1) for natural gas, any exposure in excess of $1.0 million related to the volumetric difference between commitments to deliver natural gas to customers and the related hedge positions must be brought back in compliance within three business days; and (2) for electricity any exposure greater than $750,000 related to the volumetric difference between commitments to deliver electricity to customers and related hedge positions must be brought back in compliance within three business days.

In order to address the potential volume variability of future deliveries, we utilize various hedging strategies to mitigate our exposure.  For natural gas, hedging tools may include:  (i) over-hedging winter volume obligations in certain markets by up to 10% in order to provide price and volume protection resulting from unexpected increases in demand or by purchasing calls; (ii) utilizing gas in storage to offset variability in winter demand; (iii) entering into options settled against daily basis prices published in an industry publication, for each day during some or all of the winter months, that provide for additional daily volumes if demand increases; and (iv) purchasing put options to protect against falling prices if unused volume needs to be sold and to protect against customer attrition in excess of that historically experienced.  For electricity, hedging tools include: (i) over-hedging summer on-peak volume obligations by up to 10% or purchasing call options in order to provide price and volume protection from unexpected increases in demand; (ii) entering into load shape hedges to cover the inherent imbalance from a normal consumption curve that a block hedge creates; and (iii) purchasing put options to protect against falling prices if unused volume needs to be sold and to protect against customer attrition in excess of that historically experienced.

We utilize an internally developed modified variance/co-variance value-at-risk “VAR”, model to estimate potential loss in the fair value of our natural gas portfolio.  For our VAR model, we utilize the higher of 10-day and 30-day NYMEX volatility on a 2 standard deviation basis (95.45% confidence level).  During the three months and six months ended December 31, 2008, volatility in natural gas commodity prices resulted in higher potential losses in the fair value of our natural gas portfolio using this VAR model.  The potential losses in the fixed price natural gas portfolio using our actual net open position at the end of each month during the six months ended December 31, 2008 and 2007 are summarized in the following table.

Potential loss during the period	2008	2007
	(in thousands)
Three months ended December 31:
Average	$68	$21
Maximum	85	28
Minimum	48	7

Six months ended December 31:
Average	$182	$39
Maximum	624	70
Minimum	48	7

There have been no material changes in our methodology or policies regarding commodity price risk management during the six months ended December 31, 2008.

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

We also are exposed to credit risk in our sales activities.  For the six months ended December 31, 2008, approximately 57% of our total sales of natural gas and electricity were within markets where LDCs do not guarantee customer accounts receivable while 43% of our total sales were within markets where LDCs guarantee customer accounts receivable at a weighted average discount rate of approximately 1%.  Such discount is the cost of service to guarantee the customer accounts receivable.  In cases where customer accounts receivable are guaranteed by the LDC, we are exposed only to the credit risk of the LDC, rather than that of our actual customers.  We monitor the credit ratings of LDCs and the parent companies of LDCs that guarantee our customer accounts receivable.  As of December 31, 2008, greater than 99% of our customer accounts receivable in guaranteed markets were with LDCs with investment grade credit ratings.  We also periodically review payment history and financial information for LDCs to ensure that we identify and respond to any deteriorating trends.

The allowance for doubtful accounts represents our estimate of potential credit losses associated with customer accounts receivable in markets where such receivables are not guaranteed by LDCs.  We assess the adequacy of our allowance for doubtful accounts through review of the aging of customer accounts receivable and general economic conditions in the markets that we serve.  Based upon our review as of December 31, 2008, and for the six months then ended, we believe that the allowance for doubtful accounts is adequate to cover potential credit losses related to customer accounts receivable.

We record a provision for doubtful accounts for the estimated total revenue that is not expected to be collected from customers in non-guaranteed markets.  The following table provides a summary of the provision for doubtful accounts as a percentage of total sales of natural gas and electricity within these markets.

	2008	2007
Provision for doubtful accounts as a percentage of sales in non-guaranteed markets:
For the three months ended December 31	1.71%	1.21%
For the six months ended December 31	1.71%	1.07%

The higher provision for doubtful accounts primarily relates to our largest non-guaranteed natural gas market in Georgia and our largest non-guaranteed electricity market in Texas.  Total sales of natural gas and electricity for these two markets increased by a combined 54% during the six months ended December 31, 2008, as compared with the same period in the prior fiscal year.  In addition, during the six months ended December 31, 2008, the Company experienced deterioration of the aging of billed customer accounts receivable within these two markets, which resulted in an increase in the provision for doubtful accounts.  The Company will continue to closely monitor economic conditions and actual collections data within these and other markets for signs of any negative long-term trends which could result in higher allowance requirements.

There have been no material changes in our methodology or policies regarding credit risk management during the six months ended December 31, 2008.

Interest Rate Risk

We are exposed to fluctuations in interest rates under our Revolving Credit Facility and our Senior Notes.  As of December 31, 2008, $163.1 million aggregate principal of amount of the Senior Notes was outstanding, net of original issue discount.  We utilize interest rate swap agreements to manage our exposure to interest rate fluctuations on the Senior Notes.  These agreements effectively convert interest rate exposure from a variable rate to a fixed rate of interest.  As of December 31, 2008, the following interest rate swaps were outstanding:

•                  a $30.0 million swap that expires on August 2, 2010 and bears interest at 10.33% per annum; and

•                  an $80.0 million swap that expires on August 1, 2011 and bears interest at 13.24% per annum.

On August 1, 2008, a $50.0 million swap that was originally entered into in August 2006 expired and was not replaced.

All swaps are fixed-for-floating and settle against the six-month LIBOR rate.  None of these interest rate swaps have been designated as a hedge and, accordingly, changes in the market value of the interest rate swaps are charged directly to interest expense.

Based on the average outstanding amount of our variable rate indebtedness under the Senior Notes, net of interest rate swaps, a one percentage point change in the interest rates would have impacted our interest expense by approximately $0.3 million for the six months ended December 31, 2008 and 2007.  Based on the average outstanding amount of variable rate indebtedness expected for the fiscal year ending June 30, 2009, a one percentage point change in the interest rates would impact interest expense for fiscal year 2009 by approximately $0.5 million, net of the effects of the interest rate swaps.

There have been no material changes in our methodology or policies regarding interest rate risk management during the six months ended December 31, 2008.

Item 4.  Controls and Procedures

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

There were no changes in our internal control over financial reporting during the three months ended December 31, 2008 that materially affected or are likely to materially affect our internal controls over financial reporting.

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

The Amended Revolving Credit Agreement contains certain milestone requirements related to our consummation of a Liquidity Event and our ability to achieve such milestones on or before the prescribed dates is dependent upon various factors that are outside of our control. If we are unable to achieve these milestones by the prescribed dates, we would be in default under the Amended Revolving Credit Agreement.

Pursuant to the Amended Revolving Credit Agreement, we are required to seek a Liquidity Event and achieve specified milestones related to such Liquidity Event on or before prescribed dates.  As of February 17, 2009, the remaining milestone events are: (1) the requirement that on or prior to March 31, 2009, we deliver to the lenders an executed agreement relating to the consummation of a Liquidity Event; and (2) the requirement that such Liquidity Event be consummated on or prior to May 31, 2009.  Failure to accomplish any of the remaining milestones by the prescribed dates would constitute a default under the terms of the Amended Revolving Credit Agreement, which would permit the lenders to accelerate the amounts owed to them under the Revolving Credit Facility and/or to terminate the Revolving Credit Facility, which is a primary source of liquidity for our operations.  Our ability to achieve the milestones on or before the prescribed dates is dependent upon various factors outside of our control, including negotiating acceptable terms with interested counterparties for the related Liquidity Event.  There can be no assurance that we will be able to achieve any of the remaining milestones by the prescribed dates.

Settlements of imbalance receivables from certain LDCs and ISOs may be subject to such LDCs’ or ISOs’ ability to settle their imbalance receivables from other retail marketers.

Retail energy marketers are responsible to provide adequate natural gas to LDCs and electricity to ISOs for ultimate delivery to customers.  Commodity amounts provided are generally based on estimates of customer usage over a prescribed period.  Imbalances occur when amounts delivered to an LDC (for natural gas) or an ISO (for electricity) exceed actual customer usage (resulting in a receivable from the LDC or ISO) or when amounts consumed by customers exceed amounts delivered to a LDC or an ISO (resulting in a payable to the LDC or ISO).  Certain LDCs and ISOs rely on collection of imbalances payable to them in order settle imbalances payable by them to retail marketers.  If retail marketers default on their obligations to settle an imbalance owing to a LDC or an ISO, such LDC or ISO may not have adequate resources to satisfy its obligation to settle imbalances owing to marketers.  Therefore, the inability of an LDC or an ISO to collect imbalance amounts from other retail energy marketers may hinder our ability to collect imbalance amounts owed to us by such LDC or ISO.

Our credit ratings from Standard & Poor’s and Moody’s are below investment grade.  Any further downgrades of our credit ratings may have a detrimental impact on our liquidity and our ability to operate.

Our credit ratings impact our ability to obtain financing for our operations.  In addition, our suppliers generally use credit ratings as a tool to assess the credit-worthiness of their customers.  We experienced downgrades of our credit ratings by both Standard & Poor’s and Moody’s during the six months ended December 31, 2008, and we are subject to further review, revision or withdrawal at any time by either rating agency if, in such agency’s judgment, the circumstances so warrant.  If the rating agencies downgrade or withdraw our ratings, our access to capital markets could be significantly limited, which would adversely impact our overall liquidity position, increase our cost of borrowing and hinder our ability to obtain adequate supply of natural gas and electricity commodity to serve our customers.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Restrictions on Payment of Dividends

The Company’s ability to pay dividends to holders of Holdings’ common stock and Preferred Stock is limited by covenants in the agreements governing the Revolving Credit Facility, the Hedge Facility and the Senior Notes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On November 20, 2008, Holdings held its annual shareholder meeting, at which the only matter voted upon was the election of directors.  All of the members of the Board of Directors were re-elected.  The results of the vote were as follows:

1)    Elected by holders of common stock:

•      Ms. Carol R. Artman-Hodge (3,953,995 votes for; 705,775 withheld)

•      Mr. Daniel Bergstein (3,953,995 votes for; 705,775 withheld)

•      Mr. Michael Hamilton (3,953,995 votes for; 705,775 withheld)

•      Mr. Jeffrey Mayer (3,953,995 votes for; 705,775 withheld)

•      Mr. Steven Murray (3,953,995 votes for; 705,775 withheld)

•      Mr. Stewart Porter (3,953,995 votes for; 705,775 withheld)

•      Mr. John A. Stewart (3,953,995 votes for; 705,775 withheld)

2)    Elected by holders of redeemable, convertible preferred stock:

•      Mr. William Landuyt (1,451,310 votes for, 0 withheld)

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

MXENERGY HOLDINGS INC.
(Registrant)

Date: February 17, 2009	/s/ Jeffrey A. Mayer
Jeffrey A Mayer
President and Chief Executive Officer
(Principal executive officer)

Date: February 17, 2009	/s/ Chaitu Parikh
Chaitu Parikh
Chief Financial Officer
(Principal financial officer and principal accounting officer)

Index to Exhibits

Exhibit Number	Title
2.1	Asset Purchase Agreement, dated as of May 12, 2006, by and between MXenergy Inc. and Shell Energy Services Company L.L.C. (1)
2.2	First Amendment to Asset Purchase Agreement and Acknowledgement, dated as of July 28, 2006, by and between MXenergy Inc. and Shell Energy Services Company L.L.C. (1)
2.3	Asset Purchase Agreement, dated November 9, 2007 by and between PS Energy Group, Inc. and MXenergy Inc. (2)
2.4	First Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of December 31, 2007, by and between PS Energy Group, Inc. and MXenergy Inc. (3)
2.5	Second Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of January 10, 2008, by and between PS Energy Group, Inc. and MXenergy Inc. (3)
2.6	Third Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of December 31, 2007, by and between PS Energy Group, Inc. and MXenergy Inc. (3)
2.7	Fourth Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of January 14, 2008, by and between PS Energy Group, Inc. and MXenergy Inc. (3)
2.8	Fifth Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of January 15, 2008, by and between PS Energy Group, Inc. and MXenergy Inc. (3)
2.9	Sixth Amendment to Asset Purchase Agreement and Determination Date Loan Documents, dated as of January 22, 2008, by and between PS Energy Group, Inc. and MXenergy Inc. (3)
3.1	Amended and Restated Certificate of Incorporation of MXenergy Holdings Inc. (1)
3.2	Second Amended and Restated Bylaws of MXenergy Holdings Inc. (3)
3.3	Second Amended and Restated Bylaws of MXenergy Inc. (4)
4.1

Indenture dated as of August 4, 2006 by and among MXenergy Holdings Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, related to MXenergy Floating Rate Senior Notes due 2011 (1)

4.2

Supplemental Indenture, dated as of August 1, 2007, by and among MXenergy Holdings Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, related to MXenergy’s Floating Rate Senior Notes due 2011 (5)

4.3	Form of Senior Floating Rate Note due 2011 (included in Exhibit 4.1) (1)
4.4

Registration Rights Agreement, dated as of August 4, 2006, by and among MXenergy Holdings Inc., the guarantors named therein and Deutsche Bank Securities Inc. and Morgan Stanley & Co. Incorporated, as initial purchasers (1)

4.5

Registration Rights Agreement dated as of June 25, 2004 by and among MXenergy Inc., Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC), Charter Mx LLC, Greenhill Capital Partners, L.P., Greenhill Capital Partners (Cayman), L.P., Greenhill Capital Partners (Executives), L.P., Greenhill Capital, L.P., Jeffrey A. Mayer, Carole R. Artman-Hodge and Daniel P. Burke, Sr. (1)

4.6	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of MXenergy Holdings Inc. (4)
4.7	Certificate of Designation of Series B Convertible Preferred Stock of MXenergy Holdings Inc. (4)
10.1

First Amended and Restated Credit Agreement, dated as of August 1, 2006, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, lenders party thereto and Société Générale, as administrative agent, syndication agent, lead arranger and sole bookrunner (1)

10.2

First Amendment to First Amended and Restated Credit Agreement, dated as of April 6, 2007, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto (1)

10.3

Second Amendment to First Amended and Restated Credit Agreement, dated as of December 17, 2007, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto (3)

10.4

Third Amendment to First Amended and Restated Credit Agreement, dated as of May 12, 2008 but effective as of March 1, 2008, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto (6)

10.5

Second Amended and Restated Credit Agreement, dated as of September 30, 2008, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto (7)

10.6

Waiver Agreement and Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of November 7, 2008, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain of its subsidiaries, as guarantors, the lenders party thereto and Société Générale, as administrative agent (8)

10.7

Third Amended and Restated Credit Agreement, dated as of November 17, 2008, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto. (9)

10.8

First Amended and Restated Pledge Agreement, dated as of August 1, 2006, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale (1)

10.9

First Amended and Restated Security Agreement, dated as of August 1, 2006, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale (1)

10.10

Amended and Restated Loan Agreement, dated as of November 14, 2003, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.11

Amended and Restated Security Agreement, dated as of November 14, 2003, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.12

Amendment No. 1 to Amended and Restated Loan Agreement, dated as of March 22, 2004, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.13

Amendment No. 2 to Amended and Restated Loan Agreement and Amendment No. 1 to Amended and Restated Security Agreement, dated as of December 19, 2005, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.14

Amendment No. 3 to Amended and Restated Loan Agreement and Amendment No. 2 to Amended and Restated Security Agreement, dated as of August 1, 2006, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.15	Amendment No. 4 to Amended and Restated Loan Agreement, dated as of January 9, 2008, by and between Denham Commodity Partners Fund LP and MXenergy Inc. (3)

10.16

Subordination and Intercreditor Agreement, dated as of December 19, 2005, by and among Société Générale and certain counterparties, Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP), MXenergy Holdings Inc., MXenergy Inc., MXenergy Electric Inc. and certain of their respective subsidiaries and Virginia Power Energy Marketing, Inc. (1)

10.17

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
10.20

Second Amendment to Master Transaction Agreement, dated as of December 17, 2007, by and among MXenergy Inc., MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale (3)

10.21	Third Amendment to Master Transaction Agreement, dated as of May 12, 2008, by and among MXenergy, Inc. MXenergy Holdings, Inc, and certain subsidiaries thereof, as guarantors, and Société Générale (6)
10.22

Fourth Amendment to Master Transaction Agreement, dated as of July 31, 2008, by and among MXenergy, Inc. MXenergy Holdings, Inc, and certain subsidiaries thereof, as guarantors, and Société Générale (10)

10.23

Fifth Amendment to Master Transaction Agreement, dated as of September 30, 2008, by and among MXenergy, Inc. MXenergy Holdings, Inc, and certain subsidiaries thereof, as guarantors, and Société Générale (11)

10.24

Sixth Amendment to Master Transaction Agreement, dated as of November 5, 2008, by and among MXenergy, Inc. MXenergy Holdings, Inc, and certain subsidiaries thereof, as guarantors, and Société Générale (8)

10.25

Seventh Amendment to Master Transaction Agreement, dated as of November 7, 2008, by and among MXenergy, Inc. MXenergy Holdings, Inc, and certain subsidiaries thereof, as guarantors, and Société Générale (8)

10.26

Eighth Amendment to Master Transaction Agreement, dated as of November 17, 2008, by and among MXenergy, Inc. MXenergy Holdings, Inc, and certain subsidiaries thereof, as guarantors, and Société Générale (4)

10.27

Third Amended and Restated Stockholders’ Agreement, dated as of June 25, 2004, by and among MXenergy Inc., Charter Mx LLC, Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC), Jeffrey A. Mayer, Carole R. Artman-Hodge, Daniel P. Burke and certain other investors party thereto (1)

10.28

First Amendment to Third Amended and Restated Stockholders’ Agreement, dated as of June 9, 2008, by and among MXenergy Inc., Charter Mx LLC, Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC), and stockholders holding a majority of the outstanding shares of Voting Stock as of the effective date (11)

10.29	Transition Services Agreement, dated as of August 1, 2006, by and between MXenergy Inc. and Shell Energy Services Company L.L.C. (1)
10.30	Employment Agreement, dated as of February 13, 2008, by and between MXenergy Inc. and Jeffrey Mayer (3)
10.31	Employment Agreement, dated as of August 4, 2006, by and between MXenergy Inc. and Steven Murray (1)
10.32	Employment Agreement, dated as of April 1, 1999, by and between MXenergy Inc. and Carole R. (“Robi”) Artman- Hodge (1)
10.33	Employment Agreement, dated as of February 13, 2008, by and between MXenergy Inc. and Chaitu Parikh (3)
10.34	Employment Agreement, dated as of December 24, 2004, by and between MXenergy Inc. and Thomas Hartmann (1)
10.35	Employment Agreement, dated as of June 13, 2007, by and between MXenergy Inc. and Gina Goldberg (12)
10.36	Employment Agreement, dated as of August 14, 2006, by and between MXenergy Inc. and Robert Werner (12)
10.37	2001 Stock Option Plan, as amended (1)
10.38	2003 Stock Option Plan, as amended (1)
10.39	2006 Equity Incentive Compensation Plan (1)
10.40	Form of Award Agreement under 2001 Stock Option Plan (1)
10.41	Form of Award Agreement under 2003 Stock Option Plan (1)
10.42	Form of Stock Option Award Agreement under 2006 Equity Incentive Compensation Plan (1)
10.43	Financial Advisory Agreement, dated as of May 1, 2007, by and between MXenergy Inc. and Greenhill & Co., LLC (1)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *†

*	Filed herewith.
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

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-138425) declared effective on April 30, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2007.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 7, 2007.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 2, 2008.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2008.
(9)	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period Ended September 30, 2008 filed on November 21, 2008.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2008.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.