Form 10-Q
period 2009-03-31
MxEnergy Holdings Inc
filed 2009-05-15
CIK 1375814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 30, 2009, there were 4,681,219 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

MXENERGY HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I — FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

Some statements in this Quarterly Report on Form 10-Q are known as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may relate to, among other things:

·                  future performance generally;

·                  our business goals, strategy, plans, objectives and intentions;

·                  our post-acquisition integration of acquired businesses;

·                  expectations concerning future operations, margins, profitability, attrition, bad debt, interest rates, liquidity and capital resources; and

·                  expectations regarding the effectiveness of our hedging practices and the performance of suppliers, pipelines and transmission companies, storage operators, independent system operators, financial hedge providers, banks providing working capital and other counterparties supplying, transporting, and storing physical commodity.

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

MXENERGY HOLDINGS INC.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share data)

Item 1 — Financial Statements

	March 31,	June 30,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$55,248	$71,958
Restricted cash	390	587
Accounts receivable, net (Note 6)	136,104	87,673
Natural gas inventories	15,647	65,006
Current portion of unrealized gains from risk management activities	198	35,864
Income taxes receivable	—	7,524
Deferred income taxes	25,500	—
Other current assets	11,482	3,361
Total current assets	244.569	271,973
Unrealized gains from risk management activities	—	13,221
Goodwill	3,810	3,810
Customer acquisition costs, net (Note 13)	31,542	41,693
Fixed assets, net of accumulated depreciation of $27,574 and $21,663, respectively	5,358	10,525
Deferred income taxes	26,033	10,503
Other assets	5,152	4,027
Total assets	$316,464	$355,752

Liabilities, redeemable convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$43,765	$36,602
Accrued commodity purchases	16,162	51,461
Current portion of unrealized losses from risk management activities	41,003	2,978
Deferred revenue	5,002	7,435
Bridge financing loans payable	10,400	—
Deferred income taxes	—	9,800
Total current liabilities	116,332	108,276
Unrealized losses from risk management activities	17,673	2,839
Long-term debt:
Floating Rate Senior Notes due 2011	163,269	162,648
Denham Credit Facility	12,000	—
Total long-term debt	175,269	162,648
Total liabilities	309,274	273,763

Commitments and contingencies (Note 19)	—	—

Redeemable convertible preferred stock (Note 16)	53,169	48,779

Stockholders’ equity:
Common stock, par value $0.01, 10,000,000 shares authorized; 4,680,347 and 3,604,788 shares issued and outstanding, respectively	47	36
Additional paid-in capital	19,404	23,635
Unearned stock compensation	—	(4)
Accumulated other comprehensive income (loss)	154	(189)
(Accumulated deficit) retained earnings	(65,584)	9,732
Total stockholders’ equity	(45,979)	33,210
Total liabilities, redeemable convertible preferred stock and stockholders’ equity	$316,464	$355,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2009	2008

Sales of natural gas and electricity	$305,108	$334,102
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	214,889	278,834
Realized losses from risk management activities, net	20,932	3,958
Unrealized losses (gains) from risk management activities, net	11,462	(35,027)
	247,283	247,765
Gross profit	57,825	86,337

Operating expenses:
General and administrative expenses	15,714	17,563
Advertising and marketing expenses	417	870
Reserves and discounts	4,415	2,270
Depreciation and amortization	10,309	8,333
Total operating expenses	30,855	29,036

Operating income	26,970	57,301
Interest expense, net of interest income of $6 and $574, respectively	12,244	9,803
Income before income tax expense	14,726	47,498
Income tax expense	(5,343)	(22,396)
Net income	$9,383	$25,102

	Nine Months Ended March 31,
	2009	2008

Sales of natural gas and electricity	$687,373	$601,604
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	536,428	491,906
Realized losses from risk management activities, net	42,154	19,127
Unrealized losses (gains) from risk management activities, net	113,396	(39,041)
	691,978	471,992
Gross (loss) profit	(4,605)	129,612

Operating expenses:
General and administrative expenses	43,661	47,881
Advertising and marketing expenses	1,694	3,930
Reserves and discounts	9,279	4,490
Depreciation and amortization	28,656	23,642
Total operating expenses	83,290	79,943

Operating (loss) income	(87,895)	49,669
Interest expense, net of interest income of $342 and $3,184, respectively	34,604	28,871
(Loss) income before income tax benefit (expense)	(122,499)	20,798
Income tax benefit (expense)	47,183	(11,263)
Net (loss) income	$(75,316)	$9,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands)

	Nine Months Ended March 31, 2009
				Accumulated	Retained
	Common	Additional	Unearned	Other	Earnings	Total
	Stock Par	Paid-in	Stock	Comprehensive	(Accumulated	Stockholders’
	Value	Capital	Compensation	Income (Loss)	Deficit)	Equity

Balance at June 30, 2008	$36	$23,635	$(4)	$(189)	$9,732	$33,210
Issuance of common stock	11	(11)	—	—	—	—
Unamortized stock compensation	—	(600)	600	—	—	—
Stock compensation expense	—	781	—	—	—	781
Amortization of stock compensation	—	—	(596)	—	—	(596)
Purchase and cancellation of treasury shares	—	(12)	—	—	—	(12)
Revaluation of redeemable convertible preferred stock	—	(4,389)	—	—	—	(4,389)
Comprehensive loss:
Net loss	—	—	—	—	(75,316)	(75,316)
Foreign currency translation	—	—	—	343	—	343
Total comprehensive loss						(74,973)
Balance at March 31, 2009	$47	$19,404	$—	$154	$(65,584)	$(45,979)

	Nine Months Ended March 31, 2008
				Accumulated	Retained
	Common	Additional	Unearned	Other	Earnings	Total
	Stock Par	Paid-in	Stock	Comprehensive	(Accumulated	Stockholders’
	Value	Capital	Compensation	Loss	Deficit)	Equity

Balance at June 30, 2007	$34	$21,367	$(22)	$(129)	$4,361	$25,611
Issuance of common stock	2	1,337	—	—	—	1,339
Unamortized stock compensation	—	(829)	829	—	—	—
Stock compensation expense	—	1,839	—	—	—	1,839
Tax benefit on issuance of common stock from options	—	804	—	—	—	804
Amortization of stock compensation	—	—	(807)	—	—	(807)
Purchase and cancellation of treasury shares	—	(1,529)	—	—	—	(1,529)
Comprehensive loss:
Net income	—	—	—	—	9,535	9,535
Foreign currency translation	—	—	—	(42)	—	(42)
Total comprehensive income						9,493
Balance at March 31, 2008	$36	$22,989	$—	$(171)	$13,896	$36,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended March 31,
	2009	2008

Operating activities:
Net (loss) income	$(75,316)	$9,535
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Unrealized losses (gains) from risk management activities, net	98,269	(39,041)
Stock compensation expense	185	1,032
Depreciation and amortization	28,656	23,642
Net deferred tax (benefit) expense	(50,830)	7,995
Unrealized losses on interest rate swaps and amortization of deferred financing fees	11,878	11,755
Amortization of customer contracts acquired	(620)	(382)
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash	197	465
Accounts receivable	(48,431)	(104,374)
Natural gas inventories	50,277	44,068
Income taxes receivable	8,061	(1,833)
Option premiums	1,740	428
Other assets	(16,151)	1,925
Accounts payable and accrued liabilities	(30,328)	15,551
Deferred revenue	(2,433)	(5,366)
Net cash used in operating activities	(24,846)	(34,600)

Investing activities:
Purchase of Catalyst assets	(1,609)	—
Loan to PS Energy Group, Inc. related to GasKey Acquisition	—	(8,983)
Repayment of loan to PS Energy Group, Inc. related to GasKey Acquisition	—	8,983
Purchase of assets of GasKey	—	(12,049)
Customer acquisition costs	(11,899)	(14,825)
Purchases of fixed assets	(744)	(445)
Net cash used in investing activities	(14,252)	(27,319)

Financing activities:
Proceeds from Denham Credit Facility	12,000	—
Repayment of Denham Credit Facility	—	(11,040)
Proceeds from cash advances under the Revolving Credit Facility	30,000	—
Repayment of cash advances under the Revolving Credit Facility	(30,000)	—
Proceeds from Revolving Credit Facility Bridge Financing	10,400	—
Repurchase of Floating Rate Senior Notes due 2011	—	(12,006)
Issuance of common stock related to exercise of warrants and options	—	387
Issuance of common stock related to other executive compensation	—	952
Purchase and cancellation of treasury shares	(12)	(725)
Net cash provided by (used in) financing activities	22,388	(22,432)

Net decrease in cash and cash equivalents	(16,710)	(84,351)
Cash and cash equivalents at beginning of period	71,958	136,942
Cash and cash equivalents at end of period	$55,248	$52,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended March 31, 2009

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 (the “2008 Form 10-K”).  The accounting and reporting policies of the Company are consistent, in all material respects, with those used to prepare the 2008 Form 10-K, except for the impact, if any, of new accounting pronouncements summarized in Note 2 below.

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

Note 2.   New Accounting Pronouncements

Accounting Pronouncements Adopted During the Nine Months Ended March 31, 2009

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

In February 2008, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits, but does not require, entities to elect fair value measurement for both the initial and subsequent measurements of certain financial assets and liabilities that were not previously measured at fair value, generally on an instrument-by-instrument basis.  Changes in fair value subsequent to initial measurement are to be recognized in earnings during the periods when those changes occur.  SFAS No. 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the election of the fair value option for those financial instruments.  The Company did not adopt the provisions of SFAS No. 159 for any financial assets or liabilities as of the effective date of July 1, 2008.

In September 2008, the FASB ratified the consensus on Emerging Issues Task Force Issue No. 08-5, “Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement” (“EITF No. 08-5”).  EITF No. 08-5 requires that the measurement of liabilities with inseparable, third-party credit enhancements carried or disclosed at fair value on a recurring basis exclude the effect of the credit enhancement.  The primary result of EITF No. 08-5 is that a debtor will consider its own credit standing, and not that of the third-party guarantor, in measuring the fair value of a liability with a third-party guarantee.  EITF No. 08-5 is effective on a prospective basis for the first reporting period on or after March 15, 2008, with earlier application permitted.  The Company adopted the provisions of EITF No. 08-5 effective January 1, 2009.  Adoption of EITF No. 08-5 did not have any impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 requires companies with derivative instruments to disclose information that would enable readers of financial statements to understand: 1) how and why a company uses derivative instruments; 2) how derivative instruments and related hedged items are accounted for under U.S. GAAP; and 3) how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  SFAS No. 161 must be applied prospectively for fiscal years and interim periods beginning after November 15, 2008.  The Company adopted the provisions of SFAS No. 161 effective January 1, 2009.  Refer to Note 8 for disclosures required under SFAS No. 161.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with U.S. GAAP.  SFAS No. 162 was adopted by the Company effective January 1, 2009.  The adoption of SFAS No. 162 did not have any impact on the Company’s financial position or results of operations.

Accounting Pronouncements Not Yet Adopted as of March 31, 2009

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”).  SFAS No. 141(R) establishes principles and requirements for an acquiring company to recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, goodwill acquired, any gain from a bargain purchase, and any noncontrolling interest in an acquired company.  In addition, SFAS No. 141(R) provides guidance for disclosures relating to business combinations.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after March 15, 2008.  The Company intends to adopt the provisions of SFAS No. 141(R) for acquisitions occurring on or after July 1, 2009.  The Company is currently evaluating the provisions of SFAS No. 141(R) to determine their likely impact on the accounting and reporting for future acquisitions, if any.

Also in March 2008, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, for changes in a parent’s ownership interest while the parent retains its controlling financial interest in a subsidiary, and for any retained noncontrolling equity investment by a parent when a subsidiary is deconsolidated.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after March 15, 2008.  The Company intends to adopt the provisions of SFAS No. 160 for acquisitions occurring on or after July 1, 2009.  The Company is currently evaluating the provisions of SFAS No. 160 to determine their likely impact on the accounting and reporting for future acquisitions, if any.

In April 2009, the FASB issued FASB Staff Position No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP No. FAS 141(R)-1”).  FSP No. FAS 141(R)-1 amends and clarifies SFAS No. 141(R) to address application issues relating to accounting and disclosures for assets and liabilities arising from contingencies in a business combination.  FSP No. FAS 141(R)-1 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company intends to adopt the provisions of FSP No. FAS 141(R)-1 for acquisitions occurring on or after July 1, 2009.  The Company is currently evaluating the provisions of FSP No. FAS 141(R)-1 for their likely impact on the accounting and reporting for future acquisitions, if any.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company intends to adopt the provisions of FSP FAS 107-1 and APB 28-1 effective with its reporting period ending September 30, 2009, which represents the first interim reporting period of its 2010 fiscal year.

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”).  FSP No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  It also provides guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009.  The Company intends to adopt the provisions of FSP No. 157-4 effective for its fiscal quarter ending June 30, 2009.  The Company is assessing the impact that FSP No. 157-4 will have, if any, on its financial position or results of operations.

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

Pursuant to the terms of the related asset purchase agreement, the Company purchased the GasKey net assets for a base amount of approximately $4.3 million, plus working capital and contingent consideration payable for volumes consumed on customer contracts acquired for a 36-month period subsequent to the acquisition date (refer to Note 19).  The final purchase price was subject to certain adjustments in accordance with the terms and conditions of the asset purchase agreement.  The Company also assumed certain liabilities related to the GasKey assets.

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

Pursuant to the Asset Purchase Agreement, the Company assumed the economic benefit and risk associated with the GasKey net assets effective November 1, 2007.  During the period from November 1, 2007 to March 31, 2008, the Company extended $13.6 million of credit to PS Energy Group, Inc., of which $9.0 million was loaned directly to PS Energy Group, Inc. and $4.6 million represented collateral and guarantees funded by the Company to fulfill local distribution company (“LDC”) requirements related to the GasKey business.  Also during this period, the Company recorded cash receipts from accounts receivable, cash payments for natural gas inventory purchases, certain operating expenditures and other operating cash activity related to the assets acquired and liabilities assumed in the GasKey Acquisition.   The $9.0 million loan to PS Energy Group, Inc. was repaid on January 22, 2008.

The total purchase price was adjusted to reflect the operating activity recorded during the period from November 1, 2007 through March 31, 2008.  The Company allocated the adjusted purchase price to the net assets acquired at their fair values on January 1, 2008.  The initial allocation of the adjusted purchase price, as summarized in the following table, was subject to final evaluation of the value assigned to the customer acquisition costs.  The final allocation includes all adjustments to customer acquisition costs resulting from incentive payments to PS Energy Group, Inc. in accordance with the agreement governing the GasKey Acquisition.

The initial and final purchase price allocations for the GasKey Acquisition are summarized in the following table.

	Initial Allocation	Final Allocation
	As of	As of
	January 1, 2008	January 1, 2009
	(in thousands)

Accounts receivable	$9,171	$9,243
Natural gas inventories	1,151	1,151
Customer acquisition costs (1)	6,221	6,912
Customer contract assets (2)	750	750
Other assets	1,830	1,830
Customer contract liabilities (3)	(1,250)	(1,250)
Accounts payable and accrued liabilities	(5,824)	(5,824)
Total	$12,049	$12,812

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

Catalyst Natural Gas, LLC

On October 6, 2008, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Catalyst Natural Gas, LLC, an insolvent Georgia-based retail natural gas company (“Catalyst”), to acquire the natural gas assets, rights and obligations of Catalyst (the “Catalyst Acquisition”). Bankruptcy Court and regulatory approvals for the Catalyst Acquisition were received on October 9, 2008 and October 10, 2008, respectively.  The effective date of the transfer of assets was October 10, 2008.  The total purchase price of approximately $1.6 million included the following:

·                  natural gas inventory;

·                  a portfolio of approximately 38,000 natural gas RCEs;

·                  obligations and rights under contracts under which Catalyst is obligated to supply natural gas service to customers in Georgia; and

·                  storage and transportation capacity in connection with the aforementioned contracts.

The Purchase Agreement does not include any contingent consideration provisions.

In conjunction with the Purchase Agreement, the Company and Catalyst also executed a Transition Services Agreement, which required the Company to pay transition fees of approximately $0.5 million from November 2008 through January 2009 in return for certain administrative, customer care, sales and other operational support services from Catalyst.

The purchase price has been allocated to the assets acquired and the liabilities assumed based on their estimated fair values at the October 10, 2008 effective date for the Catalyst Acquisition.  The purchase price allocation for the Catalyst Acquisition is summarized in the following table.

Initial Allocation as of October 10, 2008
(in thousands)

Natural gas inventories	$918
Customer acquisition costs (1)	691
Total purchase price	$1,609

(1)          Customer acquisition costs are being amortized on a straight-line basis over an estimated average customer life of three years.

The assets and related operations acquired in the Catalyst Acquisition represent less than 1% of the Company’s consolidated assets at March 31, 2009 and were less than 10% of operations for the nine months ended March 31, 2009.

Note 4.  Natural Gas Commodity Prices

The Company’s financial position, results of operations and overall liquidity position are impacted by significant and/or rapid increases or decreases in natural gas and electricity market prices.  Market prices for natural gas decreased sharply during the nine months ended March 31, 2009 after increasing during the final quarter of fiscal year 2008, which had the following material impacts on the Company’s financial position and results of operations during the nine months ended March 31, 2009:

·                  lower market values of derivative instruments utilized as economic hedges intended to reduce the Company’s exposure to changes in natural gas prices resulted in significant unrealized losses from risk management activities in the consolidated balance sheets and the consolidated statements of operations (refer to Note 8); and

·                  lower market prices during the nine months ended March 31, 2009 in relation to the weighted average cost of inventory at June 30, 2008 resulted in lower gross profit in the consolidated statements of operations.

In addition, the Company’s overall liquidity position was negatively impacted as the sharp drop in natural gas market prices resulted in a significant reduction in the available borrowing base under the Company’s credit facility with a consortium of banks (the “Revolving Credit Facility”).  The reduced borrowing base strained the Company’s ability to post letters of credit as collateral with suppliers and hedge providers, resulting in waivers being obtained from the lenders related to certain provisions included in the agreements that govern its Revolving Credit Facility and its primary natural gas hedge facility (the “Hedge Facility”), and ultimately resulting in material amendments to the agreements that govern its Revolving Credit Facility and Hedge Facility (refer to Notes 8 and 15).

Note 5.   Seasonality of Operations

For the nine months ended March 31, 2009, natural gas and electricity sales accounted for approximately 86% and 14%, respectively, of the Company’s total sales.  Weather conditions have a significant impact on customer demand for natural gas and electricity consumption.  In addition, weather can have an impact on the price of natural gas and electricity.  Customer demand exposes the Company to a high degree of seasonality in sales, cost of sales, billing and collection of customer accounts receivable, inventory requirements and cash flows.  In addition, budget billing programs and LDC payment terms can cause timing differences between the billing and collection of accounts receivable and the recording of revenues.

The Company utilizes a considerable amount of cash from operations to finance its working capital requirements during the months of November through April of each fiscal year.  In addition, the Company utilizes cash to purchase natural gas inventories during the months of April through October.  The majority of natural gas customer consumption and gross profit occurs during the months of November through March with collections on accounts receivable peaking in the spring.  By contrast, electricity customer consumption and gross profit peaks during the summer months of June through September with collections on accounts receivable peaking in late summer and early fall.

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

Note 6.   Accounts Receivable, net

Accounts receivable, net is summarized in the following table.

	March 31, 2009	June 30, 2008
	(in thousands)
Billed customer accounts receivable:
Guaranteed by LDCs	$42,968	$17,085
Non-guaranteed by LDCs	51,296	32,966
	94,264	50,051
Unbilled customer accounts receivable (1):
Guaranteed by LDCs	17,360	9,803
Non-guaranteed by LDCs	23,806	19,905
	41,166	29,708
Total customer accounts receivable	135,430	79,759
Less: Allowance for doubtful accounts	(6,117)	(5,154)
Customer accounts receivable, net	129,313	74,605
Cash imbalance settlements and other receivables (2)	6,791	13,068
Accounts receivable, net	$136,104	$87,673

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

The period from November through March is generally a period of high customer demand for natural gas.  Billed and unbilled customer accounts receivable generally increase significantly during these months.

The Company operates in 39 market areas located in 14 U.S. states and two Canadian provinces.  The Company’s diversified geographic coverage mitigates the credit exposure which could result from concentrations in a single LDC territory or a single regulatory jurisdiction, from extreme local weather patterns or from an economic downturn in any single geographic region.  In addition, the Company has limited exposure to risk associated with high concentrations of sales volumes with individual customers.  The Company’s largest customer accounted for approximately 2% of natural gas sales for the nine months ended March 31, 2009 and for the fiscal year ended June 30, 2008.

The allowance for doubtful accounts represents the Company’s estimate of potential credit losses associated with customer accounts receivable in markets where such receivables are not guaranteed by LDCs.  The Company assesses the adequacy of its allowance for doubtful accounts through review of the aging of customer accounts receivable and general economic conditions in the markets that it serves.  Based upon this review as of March 31, 2009, and for the nine months then ended, the Company believes that its allowance for doubtful accounts is adequate to cover potential credit losses related to customer accounts receivable.  An analysis of the allowance for doubtful accounts is provided in the following table.

	2009	2008
	(in thousands)
Three months ended March 31:
Balance at beginning of period	$4,505	$5,063
Add: Provision for doubtful accounts	3,245	1,285
Less: Net (charge offs) recoveries of customer accounts receivable	(1,633)	10
Balance at end of period	$6,117	$6,358

Nine months ended March 31:
Balance at beginning of period	$5,154	$5,259
Add: Provision for doubtful accounts	6,958	2,943
Less: Net charge offs of customer accounts receivable	(5,995)	(1,844)
Balance at end of period	$6,117	$6,358

Reserves and discounts in the consolidated statements of operations includes the provision for doubtful accounts related to customer accounts receivable within markets where such receivables are not guaranteed by LDCs as well as discounts related to customer accounts receivable that are guaranteed by LDCs.  For the nine months ended March 31, 2009, approximately

54% of the Company’s total sales of natural gas and electricity were within markets where LDCs do not guarantee customer accounts receivable while 46% of total sales were within markets where LDCs guarantee customer accounts receivable at a weighted average discount rate of approximately 1%.  Such discount is the cost of service to guarantee the customer accounts receivable.  In cases where customer accounts receivable are guaranteed by the LDC, the Company is exposed only to the credit risk of the LDC, rather than that of its customers.  The Company monitors the credit ratings of LDCs and the parent companies of LDCs that guarantee customer accounts receivable.  The Company also periodically reviews payment history and financial information for LDCs to ensure that it identifies and responds to any deteriorating trends.  As of March 31, 2009, greater than 99% of the Company’s customer accounts receivable in LDC-guaranteed markets were with LDCs with investment grade credit ratings.

The following table provides a summary of the provision for doubtful accounts as a percentage of total sales of natural gas and electricity within markets where customer accounts receivable are not guaranteed by LDCs.

	2009	2008
Provision for doubtful accounts as a percentage of sales in non-guaranteed markets:
For the three months ended March 31	2.10%	0.73%
For the nine months ended March 31	1.87%	0.89%

The higher provision for doubtful accounts for the three months and nine months ended March 31, 2009, as compared with the same periods in fiscal year 2008, primarily relates to the Company’s largest non-guaranteed natural gas market in Georgia and its non-guaranteed electricity market in Texas.  Total sales of natural gas and electricity for these markets increased by a combined 19% during the nine months ended March 31, 2009, as compared with the same period in the prior fiscal year.  In addition, during the nine months ended March 31, 2009, the Company experienced deterioration of the aging of billed customer accounts receivable within these markets, which resulted in an increase in the provision for doubtful accounts.  As expected incremental charge offs of customer accounts receivable related to the customer accounts acquired in the Catalyst Acquisition were also experienced during the three months ended March 31, 2009.  The Company will continue to closely monitor economic conditions and actual collections data within these and other markets for signs of any negative long-term trends which could result in higher allowance requirements.

Note 7.  Natural Gas Inventories

Natural gas inventories are summarized in the following table.

	March 31, 2009	June 30, 2008
	(in thousands)

Storage inventory for delivery to customers	$12,189	$52,807
Imbalance settlements in-kind (1)	3,458	12,195
Other	—	4
Total	$15,647	$65,006

(1)   Represents inventory to be transferred to the Company or its customers from LDCs as a result of an excess of natural gas deliveries over amounts used by customers in prior periods.   These inventories are expected to be transferred to the Company or its customers within the upcoming twelve-month period.

The reduction in natural gas inventories from June 30, 2008 to March 31, 2009 is primarily due to usage of natural gas by customers during the winter months, which is consistent with the Company’s normal operating cycle.  In addition, after reaching record highs during the three months ended June 30, 2008, natural gas market prices dropped sharply during the nine months ended March 31, 2009.  As a result, the Company’s weighted average cost per MMBtu of natural gas included in natural gas inventories decreased 43% during the period.

Note 8.   Derivatives and Hedging Activities

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risks managed by using derivative instruments are commodity price risk and interest rate risk.  The Company has a risk management policy that is intended to reduce its financial exposure related to changes in the price of natural gas and electricity and to changes in the interest rate associated with its Floating Rate Senior Notes due 2011 (the “Senior Notes”).  The Company’s risk management policy defines various risk management controls and limits designed to monitor the Company’s commodity price risk position and ensure that hedging performance is in line with objectives established by its Board of Directors and management.  Speculative trading activities are explicitly prohibited under the Company’s risk management policy.

The Company has elected not to designate any of the derivative instruments as accounting hedges under U.S. GAAP.  Accordingly, all changes in the fair value of outstanding commodity derivative contracts are adjusted directly through unrealized gains or losses from risk management activities, net on the consolidated statements of operations, while changes in the fair value of outstanding interest rate derivative contracts are adjusted directly through interest expense, net.  Unrealized gains and losses on the consolidated balance sheets reflect the current market values for all of the Company’s derivative instruments.

Outstanding derivative instruments, which extend through December 2011, are summarized in the following table.

Open Contracts as of March 31, 2009
Natural gas (under the Hedge Facility):
MMBtu(1) NYMEX referenced over the counter swaps	14,907,000
MMBtu basis swaps	14,352,000

Electricity:
MWhrs(2) of swaps and fixed price contracts	141,000

(1)  Million British thermal units

(2)  Million watt hours

The fair values of derivative instruments recorded on the Company’s consolidated balance sheets are summarized in the following table.

		Fair Value As of March 31, 2009
		Prior to Netting	Impact of Master Netting Agreements	After Netting
		(in thousands)
Asset derivatives:
Commodity derivatives	Unrealized gains from risk management activities	$24,825	$(24,627)	$198
Interest rate derivatives	Unrealized gains from risk management activities	—	—	—
Total		$24,825	$(24,627)	$198

Liability Derivatives:
Commodity derivatives	Unrealized losses from risk management activities	$75,217	$(24,627)	$50,590
Interest rate derivatives	Unrealized losses from risk management activities	8,086	—	8,086
Total		$83,303	$(24,627)	$58,676

The effect of derivative instruments on the Company’s consolidated statements of operations is summarized in the following table.

		Amount of (Gains) Losses Recognized
		(in thousands)
Three months ended March 31, 2009:
Commodity derivatives	Cost of goods sold –realized losses (gains) from risk management activities, net	$20,932
Commodity derivatives	Cost of goods sold – unrealized losses (gains) from risk management activities, net	11,462
Interest rate derivatives	Interest expense, net of interest income	(661)
Total		$31,733

Nine months ended March 31, 2009:
Commodity derivatives	Cost of goods sold –realized losses (gains) from risk management activities, net	$42,154
Commodity derivatives	Cost of goods sold – unrealized losses (gains) from risk management activities, net	113,396
Commodity derivatives	Interest expense, net of interest income	3,477
Total		$159,027

Commodity Price Risk Management Activities

The Company utilizes swap instruments and, to a lesser extent, option instruments to economically hedge the anticipated natural gas and electricity commodity purchases required to meet expected customer demand for all accounts served under fixed price contracts (up to 110% in the winter months with respect to customer demand in certain natural gas utility service areas with daily balancing requirements and up to 110% in the summer months with respect to customer demand in certain electricity utility service areas).

Natural Gas Hedging Activities

Although the Company engages in economic hedging activities with various counterparties for electricity, it utilizes one particular hedge facility to economically hedge the variability in the cost of natural gas.  The Hedge Facility, which is governed by a master transaction agreement (the “Master Transaction Agreement”), was originally entered into on August 1, 2006 by and among MXenergy Inc., MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale as the hedge provider, and had an initial term of two years with subsequent one-year renewal terms.

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

In July 2008, the Master Transaction Agreement was amended to extend the termination date of the Hedge Facility to the earlier of August 1, 2009 or 30 days prior to the maturity date of the Revolving Credit Facility.  As a result of extension of the maturity date of the Revolving Credit Facility to July 31, 2009, the Hedge Facility is currently due to expire on July 1, 2009.

On November 5, 2008, November 7, 2008 and November 17, 2008, MXenergy Inc. and MXenergy Electric Inc. entered into the Sixth Amendment to Master Transaction Agreement, the Seventh Amendment to Master Transaction Agreement and the Eighth Amendment to Master Transaction Agreement, respectively (collectively, the “November Hedge Facility Amendments”), with Holdings and certain of its subsidiaries, as guarantors, and Société Générale, as the hedge provider (the “Hedge Provider”), amending certain provisions of the Master Transaction Agreement.  Pursuant to the terms of the November Hedge Facility Amendments, the parties thereto agreed to defer approximately $2.4 million of payments due to the Hedge Provider until June 2009.  In addition, certain hedging-related fees were increased.  The terms of the November Hedge Facility Amendments also conformed various provisions of the agreement that governs the Hedge Facility to similar provisions contained in the agreement that governs the Revolving Credit Facility (refer to Note 15).

On March 16, 2009, MXenergy Inc. entered into the Ninth Amendment to Master Transaction Agreement, which became effective as of March 17, 2009 (the “Ninth Hedge Facility Amendment”), with Holdings and certain of its subsidiaries, as guarantors, and Société Générale, as hedge provider.  The purpose of the Ninth Hedge Facility Amendment was to conform certain provisions of the Master Transaction Agreement to the corresponding provisions in the agreement that governs the Revolving Credit Facility, as amended on March 11, 2009 (refer to Note 15).  In addition, the Ninth Hedge Facility Amendment also amended the Master Transaction Agreement to require the Company to maintain cash on hand, minus the aggregate amount of revolving advances and bridge loans under the Revolving Credit Facility, of no less than: (i) $20.0 million at any time on or after the effective date of the Ninth Hedge Facility Amendment; and (ii) $40.0 million at any time on or after March 31, 2009.

On May 15, 2009, MXenergy Inc. and MXenergy Electric Inc. entered into the Tenth Amendment to Master Transaction Agreement, which became effective as of May 15, 2009, with Holdings and certain of its subsidiaries, as guarantors, and Société Générale, as hedge provider.  Pursuant to this amendment, the date by which the Company is required to deliver an executed agreement in connection with a Liquidity Event, as defined in the amended Master Transaction Agreement, was extended from May 15, 2009 to May 29, 2009.  Additionally, after May 29, 2009, counterparties for any new natural gas transactions must be acceptable to the hedge provider at its sole discretion.

The Hedge Facility is secured by a first lien on customer contracts and a second lien on substantially all other assets of the Company, primarily unrestricted cash, customer accounts receivable and natural gas inventory.  Collateral available to satisfy the second lien represents the sum of: (1) the excess of calculated net asset values over calculated availability under the Revolving Credit Facility; plus (2) the carrying value of customer acquisition costs.  At March 31, 2009, total collateral available to satisfy natural gas derivative liabilities was approximately $59.0 million, which exceeded such liabilities by approximately $11.0 million.

As of June 30, 2008, the Company was required to post $25.0 million in collateral for any potential negative mark-to-market changes in the value of its forward hedge position.  As a result of the amendment to the Master Transaction Agreement that was finalized in July 2008, the Company is now required to increase the collateral required to be posted as margin to $35.0 million in the event that the negative mark-to-market value of its forward hedge position exceeds $25.0 million.  The Company has the flexibility to post either cash collateral or issue a letter of credit as margin for the Hedge Facility.  As of June 30, 2008, the Company had posted a $25.0 million letter of credit as margin.  As of March 31, 2009, the Company had posted a $35.0 million letter of credit as margin since its mark-to-market exposure under the Hedge Facility exceeded $25.0 million.

As of March 31, 2009, all of the Company’s natural gas economic hedge positions were with a counterparty that has an investment grade credit rating.

Electricity Hedging Activities

The Company utilizes swaps and fixed price contracts with various counterparties to economically hedge the variability in the cost of electricity.  As of March 31, 2009, the Company did not have an exclusive agreement with any single hedge provider for electricity.  The Company manages its exposure to risk associated with any single electricity hedge provider through a formal credit risk management process and through daily review of exposures from open positions.  As of March 31, 2009, all of the Company’s electricity hedge positions were with counterparties with investment grade credit ratings.

The Company is generally required to post letters of credit to cover its liability positions with various counterparties in accordance with electricity hedging agreements.  Such counterparties periodically review their exposure with us and adjust the required amounts of letters of credit as necessary.

Interest Rate Risk Management Activities

In August 2006, the Company entered into two interest rate swaps to economically hedge the floating rate interest expense on its Senior Notes: (1) a $50.0 million swap that expired on August 1, 2008; and (2) an $80.0 million swap that expires on August 1, 2011 and bears interest at 13.24% per annum.  In March 2008, the Company entered into an additional $30.0 million swap that expires on August 2, 2010 and bears interest at 10.33% per annum.  All swaps are fixed-for-floating and settle against the six-month LIBOR rate.

As of March 31, 2009, the Company was not specifically required to provide any collateral or letters of credit in support of its interest rate derivative liabilities.  However, coverage for interest rate derivative liabilities is included in the calculation of borrowing availability under the Revolving Credit Facility.  The Company’s collateral requirements for interest rate derivative liabilities could change depending on the terms of any new credit facility that replaces the Revolving Credit Facility, which will terminate in July 2009.

Note 9.   Fair Value of Financial Instruments

Policy and Methodology

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

Short-term Financial Assets and Liabilities

The carrying value of certain financial assets and liabilities carried at cost is considered to approximate fair value because they are short-term in nature, bear interest rates that approximate market rates and generally have minimal credit risk.  These items include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, accrued commodity purchases, deferred revenue and short-term financing arrangements.

At June 30, 2008, the Company had $68.5 million invested in money market funds, each share of which was valued at $1.00.  The Company did not have any investments in money market funds at March 31, 2009.

Derivatives

Derivatives are recorded at fair value.   Since the Company has not elected to designate any derivatives as accounting hedges, any changes in fair value are adjusted through unrealized losses (gains) from risk management activities, net (for commodity derivatives) or interest expense, net of interest income (for interest rate swaps) in the consolidated statements of operations, with related outstanding settlement amounts recorded in unrealized gains asset accounts and unrealized losses liability accounts in the consolidated balance sheets.

The recorded fair values of derivative instruments reflect management’s best estimate of market value, which takes into account various factors including closing exchange and over-the-counter quotations, parity differentials and volatility factors underlying the commitments.  In addition, the recorded fair values are discounted to reflect counterparty credit risk and time value of settlement.

Long-term Debt

Long-term debt includes the Senior Notes, which had a carrying value, net of unearned discount, of $163.3 million and $162.6 million at March 31, 2009 and June 30, 2008, respectively.  At March 31, 2009, long-term debt also includes $12.0 million of borrowings under the Company’s credit facility with Denham Commodity Partners Fund LP (the “Denham Credit Facility”).  The carrying values of long-term debt instruments are not necessarily indicative of fair value due to changing market conditions and terms for similar unsecured instruments.  The Company has elected not to record these financial instruments at fair value at March 31, 2009 and June 30, 2008.

Fair Value Measurements at March 31, 2009

In September 2006, the FASB issued SFAS No. 157, which defines fair value for financial assets and liabilities, establishes a framework for measuring fair value, and requires additional disclosures regarding fair value measurements.  In addition, SFAS No. 157 requires that entities consider their own credit risk when measuring the fair value of liabilities including, but not limited to, liabilities related to derivative contracts.   The Company’s adoption of SFAS No. 157 effective July 1, 2008 did not have a material impact on its financial position or results of operations.

SFAS No. 157 established a fair value hierarchy that prioritizes the assumptions, or “inputs,” used in applying valuation techniques.  The three levels of inputs within fair value hierarchy include:

·                  Level 1 – Observable inputs that reflect unadjusted quoted prices for identical assets and liabilities in active markets as of the reporting date.

·                  Level 2 – Inputs other than quoted prices included in Level 1 that represent observable market-based inputs, such as quoted market prices for similar assets or liabilities in active markets.   Level 2 also includes unobservable inputs that are corroborated by market data.

·                  Level 3 – Inputs that are not observable from objective sources and therefore cannot be corroborated by market data.

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

	Balance at March 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Commodity derivatives	$—	$198	$—	$198
Interest rate derivatives	—	—	—	—
Total	$—	$198	$—	$198

Liabilities:
Commodity derivatives	$—	$50,590	$—	$50,590
Interest rate derivatives	—	8,086	—	8,086
Total	$—	$58,676	$—	$58,676

Note 10.   Other Current Assets

Other current assets are summarized in the following table.

	March 31, 2009	June 30, 2008
	(in thousands)

Deposits with commodity suppliers	$8,149	$—
Other	3,333	3,361
Total other current assets	$11,482	$3,361

Deposits with commodity suppliers represent cash placed on deposit with suppliers in March 2009 as collateral for future commodity purchases in lieu of letters of credit previously provided.

Note 11. Goodwill

Goodwill relates to the Company’s acquisition of substantially all of the assets of Shell Energy Services Company L.L.C., which was completed in August 2006.  The Company tests its goodwill for impairment annually at June 30, or more frequently if events or changes in circumstances may indicate an impairment of goodwill exists.  For the nine months ended March 31, 2009, consideration of such events, transactions or changes in circumstances did not indicate any impairment of the recorded carrying value assigned to goodwill.

Note 12. Income Taxes

The Company’s effective tax rate was a benefit of 38.5% and a charge of 54.2% for the nine months ended March 31, 2009 and 2008, respectively.  The reduction in the effective tax rate is primarily due to the impact of the following items:

·                  during the nine months ended March 31, 2008, the Company identified an uncertain tax position related to deduction of interest expense for state tax purposes, for which the Company also recorded a corresponding tax reserve, which increased the effective tax rate for that period by 6.6 percentage points;

·                  during the nine months ended March 31, 2008, the Company recorded an incremental tax reserve related to filing of its 2007 state tax returns, which increased the effective tax rate for that period by 3.9 percentage points; and

·                  during the nine months ended March 31, 2009, a change in the mix of permanent differences decreased the effective tax rate by an additional 5.2 percentage points.  There were no new uncertain tax positions identified or related tax reserves recorded during the nine months ended March 31, 2009.

Major taxing jurisdictions for the Company and tax years for each that remain subject to examination are as follows:

Taxing Jurisdiction	Open Years

U.S. Federal	2005 and later
U.S. States and cities	2005 and later
Canada	2005 and later

At March 31, 2009, the Company had an uncertain tax position of $0.9 million for a timing issue related to compensation expense.  There was no change to this amount during the nine months ended March 31, 2009, and the Company does not expect this item to be settled within the next twelve months.  There is no change in the effective tax rate as a result of this item.

The Company recognizes accrued interest and penalties related to income tax liabilities in accrued liabilities in the consolidated balance sheet and interest expense in the consolidated statement of operations.  As of March 31, 2009, the Company had accrued approximately $0.2 million for potential interest and penalties for the compensation-related timing issue described above.  There was no material change in this amount during the nine months ended March 31, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s policy is to establish a valuation allowance if it is “more likely than not” that the related tax benefits will not be realized.  In determining the appropriate valuation allowance, the Company considers taxable income trends and forecasts.  The Company expects to fully recognize its deferred tax assets recorded at March 31, 2009.

Note 13.  Customer Acquisition Costs, Net

Customer acquisition costs and related accumulated amortization are summarized in the following table.

	Gross Book Value	Accumulated Amortization	Net Book Value
	(in thousands)
Balance at March 31, 2009:
Customer contracts acquired	$48,531	$38,447	$10,084
Direct sales and advertising costs	38,681	17,223	21,458
Total customer acquisition costs	$87,212	$55,670	$31,542

Balance at June 30, 2008:
Customer contracts acquired	$47,515	$26,395	$21,120
Direct sales and advertising costs	32,287	11,714	20,573
Total customer acquisition costs	$79,802	$38,109	$41,693

Amortization expense relating to capitalized customer acquisition costs was $8.4 million and $6.1 million for the three months ended March 31, 2009 and 2008, respectively, and $22.7 million and $16.8 million for the nine months ended March 31, 2009 and 2008, respectively. Excluding the impact of any costs to be capitalized in future periods, amortization expense associated with customer acquisition costs is expected to be approximately $6.7 million for the remainder of the fiscal year ending June 30, 2009, $15.5 million for the fiscal year ending June 30, 2010 and $8.3 million for the fiscal year ending June 30, 2011.  At March 31, 2009, the weighted average remaining amortization period associated with all customer acquisition costs was approximately 1.36 years.

The value and recoverability of customer acquisition costs are evaluated quarterly by comparing their carrying value to their projected future cash flows on an undiscounted basis.  During the nine months ended March 31, 2009, no impairment was indicated as a result of these comparisons, and there were no material events or transactions which warranted consideration for their impact on the recorded book value assigned to customer acquisition costs.

Note 14.   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized in the following table.

	March 31, 2009	June 30, 2008
	(in thousands)

Interest payable (1)	$7,651	$11,662
Trade accounts payable and accrued liabilities (2)	23,505	14,427
Payroll and related expenses	3,703	3,824
Sales and other taxes	1,557	1,291
Other	7,349	5,398
Total accounts payable and accrued liabilities	$43,765	$36,602

(1)

Includes $2.0 million of accrued interest related to bridge loans from Charter Mx LLC, Denham and certain members of the Company’s senior management team. Refer to Note 18 for additional information regarding these related party transactions.

(2)

Includes $0.9 million at March 31, 2009 and June 30, 2008 due to related parties for legal services, financial advisory services and management fees. Refer to Note 18 for additional information regarding these related party transactions.

Note 15.  Revolving Credit Facility

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

On September 30, 2008, the agreement that governs the Revolving Credit Facility was amended and restated.  The amended and restated agreement includes the following amendments to the previous agreement:

·                  The maturity date of the Revolving Credit Facility was extended to July 31, 2009.

·                  The maximum amount that the Company was permitted to borrow was reduced to $255.0 million.  The amendment allowed for new lenders to be added to the Revolving Credit Facility subsequent to closing, which could increase the maximum amount available for the Company to borrow to $280.0 million.

·                  The Company paid an upfront amendment closing fee of 0.75% of the aggregate commitment under the Revolving Credit Facility, which will be amortized to interest expense from October 2008 through July 2009.

·                  The margin added to base rate loans was increased by one percentage point.

·                  The fee associated with issuing letters of credit was increased to 2.75% per annum.  Various other fees under the facility were also increased.

·                  The Company was required to borrow any available balance under the Denham Credit Facility by November 7, 2008.  The Company borrowed the entire available balance under the Denham Credit Facility in September 2008.  Refer to Note 18 for additional information regarding the Denham Credit Facility.

·                  The Company may not acquire customer portfolios or operations of other companies without explicit approval by lenders holding a majority of the commitments under the Revolving Credit Facility.

·                  The financial covenant pertaining to the maximum average leverage ratio for the period from February 1, 2009 through the maturity date was lowered to 3.75 to 1.00 effective September 30, 2008 from 4.00 to 1.00 previously.

On November 7, 2008, MXenergy Inc. and MXenergy Electric Inc. entered into a waiver and amendment (the “Revolving Credit Agreement Waiver”) to the Revolving Credit Facility with Holdings and certain of its subsidiaries, as guarantors, the lenders party thereto and Société Générale, as administrative agent.  The Revolving Credit Agreement Waiver had an effective date of November 7, 2008.

Pursuant to the Revolving Credit Agreement Waiver, the lenders agreed to waive certain provisions relating to the borrowing base availability under the Revolving Credit Facility.  Such waiver permitted the issuance of letters of credit in an aggregate face amount not to exceed $25,360,000, without the requirement that such letters of credit be deducted from borrowing base availability.  In connection with and as a condition to the effectiveness of the Revolving Credit Agreement Waiver, the Company obtained commitment letters from Denham Commodity Partners Fund LP (“Denham”) and Charter Mx LLC, both significant stockholders of the Company, to provide an additional $10 million of additional debt financing on terms acceptable to the administrative agent and majority lenders (the “Bridge Financing”; refer to Note 18).  If the transactions contemplated by such commitment letters had not been consummated on or before November 17, 2008, it would have constituted an event of default under the agreement governing the Revolving Credit Agreement Waiver.  In addition, the applicable margin for revolving advances and the letter of credit fees was increased by 100 basis points.  The lenders were paid a fee of 0.75% of their commitments for their execution of the Revolving Credit Agreement Waiver.

On November 17, 2008, MXenergy Inc. and MXenergy Electric Inc. entered into the Third Amended and Restated Credit Agreement dated as of November 17, 2008 with Holdings and certain of its subsidiaries, as guarantors, the lenders party thereto and Société Générale, as administrative agent (the “Amended Revolving Credit Agreement”).  The Amended Revolving Credit Agreement reflects the following material amendments to the Revolving Credit Facility:

·                  The maximum amount that could be borrowed under the Revolving Credit Facility was reduced on the closing date to $244.6 million, and will be further reduced according to the following schedule:  (1) $225.0 million effective March 31, 2009; (2) $200.0 million effective April 30, 2009; (3) $175.0 million effective May 31, 2009; and (4) $125.0 million effective June 30, 2009 through the maturity date of the Revolving Credit Facility on July 31, 2009.

·                  The applicable borrowing base was increased by various amounts from the effective date of the Amended Revolving Credit Agreement through and including March 6, 2009, as follows: (1) $35.0 million from the closing date through and including December 12, 2008; (2) $25.0 million from December 13, 2008 through and including December 26, 2008; (3) $20.0 million from December 27, 2008 through and including January 9, 2009; (4) $15.0 million from January 10, 2009 through and including February 6, 2009; (5) $10.0 million from February 7, 2009 through and including February 27, 2009; (6) $5.0 million from February 28, 2009 through and including March 6, 2009; and (7) $0 thereafter.

·                  The margin added to base rate loans was increased by one percentage point while the additions to the applicable borrowing base noted above are effective.

·                  The aggregate outstanding principal amount of cash advances was limited to $20.0 million.

·                  The financial covenant pertaining to the minimum required consolidated tangible net worth was reduced by $5.0 million for the months of October, November and December 2008 and January, June and July 2009.

·                  The financial covenant pertaining to the minimum required consolidated working capital was increased by $12.0 million.

·                  The financial covenant pertaining to the interest coverage ratio was revised to require that the ratio of consolidated earnings before income taxes, depreciation and amortization expenses, adjusted as defined in the Amended Revolving Credit Agreement, to consolidated interest expense shall be at least: (1) 1.60 to 1.00 from September 30, 2008 through November 30, 2008; (2) 1.50 to 1.00 from December 1, 2008 through December 31, 2008; and (3) 1.35 to 1.00 from January 1, 2009 through the maturity date of the Revolving Credit Facility.

·                  The financial covenant pertaining to the maximum allowed negative consolidated earnings before income taxes, depreciation and amortization expenses, adjusted as defined in the Amended Revolving Credit Agreement was increased from negative $2.0 million to: (1) negative $5.0 million for the three months ended September 30, 2008; and (2) negative $3.0 million for the three months ended October 31, 2008.

·                  The Company is required to have at least $10.0 million in available borrowing base on and after April 30, 2009.

·                  The Company is required to have at least $40.0 million in cash and cash equivalents at all times on and after April 30, 2009, excluding any such cash and cash equivalents acquired from the proceeds of advances under the Revolving Credit Facility.

·                  The Company must actively seek a liquidity event, to be consummated no later than May 31, 2009, which may include one or more of the following: (1) the repayment in full of all of the obligations under the Revolving Credit Facility and termination of the revolving commitments thereunder; or (2) an equity contribution to the Company in an amount no less than $75.0 million, which shall be made on terms and conditions satisfactory to Société Générale and the majority lenders at their sole discretion (a “Liquidity Event”).

·                  Certain milestone events and dates were established which require the Company to: (1) retain an investment bank by December 15, 2008 to facilitate the Liquidity Event noted above; (2) deliver a plan for a proposed Liquidity Event by December 31, 2008; (3) deliver an executed, non-binding letter of intent for a Liquidity Event by February 15, 2009, which shall not contemplate any form of financing from any of the lenders under the Revolving Credit Facility; (4) deliver an executed contract for a Liquidity Event by March 31, 2009; and (5) consummate a Liquidity Event by May 31, 2009.

On March 11, 2009, MXenergy Inc. and MXenergy Electric Inc. entered into the First Amendment to the Third Amended and Restated Credit Agreement, which became effective as of March 17, 2009, retroactive to March 11, 2009, with Holdings and certain of its subsidiaries, as guarantors, the lenders party thereto and Société Générale, as administrative agent.  Pursuant to this amendment, the following provisions of the Third Amended and Restated Credit Agreement were amended:

·                  The maximum amounts that could be borrowed under the Revolving Credit Facility were reduced as follows: (a) to $230.0 million as of March 11, 2009; (b) to $210.0 million on March 31, 2009; (c) to $185.0 million on April 30, 2009; (d) to $165.0 million on May 31, 2009; and (e) to $115.0 million on June 30, 2009;

·                  The Company’s ability to make cash advances under the Revolving Credit Facility was eliminated; and

·                  The date by which the Company is required to deliver an executed agreement for the consummation of a Liquidity Event was extended from March 31, 2009 to May 15, 2009.

On May 15, 2009, MXenergy Inc. and MXenergy Electric Inc. entered into the Second Amendment to the Third Amended and Restated Credit Agreement, which became effective as of May 15, 2009, with Holdings and certain of its subsidiaries, as guarantors, the lenders party thereto and Société Générale, as administrative agent.  Pursuant to this amendment, the following provisions of the Third Amended and Restated Credit Agreement were added or amended, as applicable:

·                  The maximum amount that can be borrowed under the Revolving Credit Facility was reduced to $135.0 million effective May 15, 2009.  The existing step down to $115.0 million on June 30, 2009 was unchanged;

·                  The aggregate amount of letters of credit that may be issued with an expiration date beyond October 31, 2009 was limited to $40.0 million;

·                  The fee associated with issuing letter of credit was increased to 3.75%;

·                  The margin added to base rate loans was increased to 3.00%;

·                  Payments of interest to any Bridge Financing lenders are prohibited until termination of the Revolving Credit Facility;

·                  Any acquisition of customer portfolios or operations of other companies are prohibited;

·                  the volume of natural gas that can be maintained in inventory was limited to a maximum of : (a) 4.2 million MMBtus on any date from May 15, 2009 through May 31, 2009; (b) 5.1 million MMBtus on any date during the month of June 2009; and (c) 5.9 million MMBtus on any date during the month of July 2009;

·                  The Company’s marketing expenses were limited to $0.2 million per week until June 1, 2009;

·                  The Company is required to maintain a minimum of $60.0 million of cash with the administrative agent as security for all obligations of the Revolving Credit Facility until termination of the Revolving Credit Facility and cancellation of all letters of credit issued thereunder;

·                  The definition of “Event of Default” was amended to include the early termination of any outstanding hedge contract and an early termination or material amendment of the Master Transaction Agreement; and

·                  The date by which the Company is required to deliver an executed agreement in connection with a Liquidity Event was extended from May 15, 2009 to May 29, 2009.

At March 31, 2009, the total availability under the Revolving Credit Facility was $178.9 million, of which $142.8 million was utilized in the form of outstanding letters of credit.  At June 30, 2008, the total availability under the Revolving Credit Facility was $193.9 million, of which $147.9 million was utilized in the form of outstanding letters of credit.  There were no cash borrowings outstanding under the Revolving Credit Facility at March 31, 2009 or June 30, 2008 other than the $10.4 million of Bridge Financing loans outstanding at March 31, 2009.  During the nine months ended March 31, 2009, the Company borrowed $30.0 million of cash advances under the Revolving Credit Facility, all of which was repaid by March 31, 2009.  Total interest expense associated with these cash borrowings was less than $0.1 million for the nine months ended March 31, 2009.

The Company incurred approximately $7.2 million of closing costs, legal fees and consulting fees related to various amendments of the Revolving Credit Facility and the Hedge Facility during the nine months ended March 31, 2009, which were deferred on the consolidated balance sheet and are being amortized over the remaining terms of the facilities.  Incremental amortization expense associated with these deferred costs was approximately $4.4 million during the nine months ended March 31, 2009.

The Amended Revolving Credit Agreement contains customary covenants that restrict certain of the Company’s activities including, among others, limitation on capital expenditures, disposal of property and equipment, additional indebtedness, issuance of capital stock and dividend payments.  The Amended Revolving Credit Agreement also contains customary events of default.  The Company was in compliance with the covenants under the Amended Revolving Credit Agreement as of March 31, 2009, including the milestone events relating to a Liquidity Event.

Note 16.  Redeemable Convertible Preferred Stock

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

As of March 31, 2009, the Company continues to conclude that it is probable that the Preferred Stock will become redeemable at June 30, 2009.  Therefore, during the nine months ended March 31, 2009, the carrying value of Preferred Stock was adjusted to its estimated $53.2 million redemption value at March 31, 2009, which represents the amount that provides the Preferred Investors with a minimum annual rate of return, as guaranteed to the Preferred Investors under the dividend provisions of the Preferred Stock Purchase Agreement (see “Dividend Rights” below) with corresponding total charges of $4.4 million recorded to additional paid in capital during the period.

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

Holdings’ ability to pay any cash dividends is limited by debt covenants and other provisions of the Master Transaction Agreement and the agreements that govern the Revolving Credit Facility and the Senior Notes.  Holdings did not declare or accrue any dividends during the nine months ended March 31, 2009 or 2008.

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

On or after the fifth anniversary of the issuance of the Preferred Stock, if the fair market value of Holdings’ common stock is at a level that would not provide the Preferred Investors with an annual rate of return of at least 25%, compounded annually, for the five-year period ending June 30, 2009, the Preferred Investors may require that the Company make a redemption election.  If the Company elects to redeem the Preferred Stock, the redemption amount is payable in cash equal to the greater of: (1) the fair market value of the shares of common stock into which the Preferred Stock may be converted on the date of the redemption election notice; or (2) the original issue price of $21.36 per share, plus any accrual of dividends described above under “Dividend Rights.”  If the Company elects not to redeem the Preferred Stock, it is required to grant the Preferred Investors effective control over Holdings’ Board of Directors.  As of March 31, 2009, the Company does not expect to be able to redeem the Preferred Stock if requested to make a redemption election by the Preferred Investors due to limitations included in the agreements that govern the Revolving Credit Facility, the Hedge Facility and the Senior Notes.  However, since the Preferred Investors would effectively control the Company’s Board of Directors in the event that the Company does not elect to redeem the Preferred Stock, the Company has determined that the Preferred Stock is redeemable at the option of the Preferred Investors and, accordingly, has classified the Preferred Stock outside of stockholders’ equity on the consolidated balance sheets.

Series B Convertible Preferred Stock

On November 17, 2008, the Company’s Board of Directors authorized the issuance of 1,500,000 shares of Series B convertible preferred stock of Holdings with a par value of $.01 per share (the “Series B Preferred Stock”).  Such shares will be available on or after April 15, 2009 should the Bridge Financing lenders party to the Amended Revolving Credit Agreement elect to convert their loans to Series B Preferred Stock (refer to Notes 15 and 18).  The Certificate of Designation that governs the Series B Preferred Stock contains provisions for dividend rights, conversion rights, redemption rights and the liquidation preference for holders of the Series B convertible preferred stock and for conversion rights and redemption rights for the Company.

Note 17.   Stock Options and Warrants

The Company has three stock compensation plans in effect under which options have been issued to employees, non-employees and directors.  These plans are described in the notes to the consolidated financial statements included in the Company’s 2008 Form 10-K.  Total expense under these plans was approximately $0.2 million and $0.4 million for the three months ended March 31, 2009 and 2008, respectively, and $0.8 million and $1.8 million for the nine months ended March 31, 2009 and 2008, respectively.

Prior to June 30, 2006, the Company issued warrants to certain employees and non-employees.  These awards, which were granted in addition to any awards granted from any of the Company’s approved stock compensation plans, permit the warrant holder the option to: (1) exercise such warrant for cash; or (2) exercise by withholding that number of common shares having a total fair value equal to the warrant exercise amount from the total number of common shares that would otherwise have been issued upon exercise of the warrant (a “cashless exercise”).  Compensation cost is accrued as a charge to expense over the vesting period of such warrants using the accelerated expense attribution method under FASB Interpretation No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.”  For these awards, it is presumed that the employee will elect the cashless exercise and compensation expense is adjusted periodically to reflect the amount by which the estimated current fair value of the Company’s common shares exceeds the exercise price of the warrant (known as “variable plan accounting”).  Increases or decreases in the estimated fair value of the Company’s common stock between the grant date and the exercise date result in corresponding increases or decreases, respectively, in compensation expense in the period in which the change in estimated fair value of common stock occurs.  Accrued compensation for an award that is subsequently forfeited or cancelled is adjusted by decreasing compensation expense in the period of forfeiture or cancellation.  The impact associated with these awards was a reduction of compensation expense of less than $0.1 million and approximately $0.9 million for the three months ended March 31, 2009 and 2008, respectively.  The impact associated with these awards was a reduction of compensation expense of approximately $0.6 million and $0.8 million, for the nine months ended March 31, 2009 and 2008, respectively.

No awards were granted under these plans during the nine months ended March 31, 2009 or 2008.  During the three months ended March 31, 2009, 37,700 options and warrants were exercised in exchange for 20,577 shares of common stock, at a weighted average exercise price of $8.00.  Together with warrants exercised by Denham in September 2008 (refer to Note 18), a total of 1,582,436 options and warrants were exercised in exchange for 1,075,559 shares of common stock during the nine months ended March 31, 2009.  During the nine months ended March 31, 2008, 153,150 warrants were exercised in exchange for 143,925 shares of common stock, at a weighted average exercise price of $2.58.

In March 2008, the Compensation Committee of the Company’s Board of Directors approved the issuance of an aggregate of 19,000 fully vested shares of common stock to the Chief Executive Officer and Executive Vice President of the Company.  Total compensation expense related to the issuance of these shares was approximately $1.7 million, which included the fair value of the common stock issued and additional compensation to offset the taxable nature of the shares to these employees.

Note 18.  Related Party Transactions

Credit Agreement with Denham Commodity Partners Fund LP

Denham Commodity Partners Fund LP is a significant stockholder of the Company.  Denham has extended a $12.0 million line of credit to the Company, which bears interest at 9% per annum.  The termination date for the Denham Credit Facility is May 19, 2010, at which time any outstanding principal balance becomes due.  In January 2008, the Company repaid the entire $11.0 million principal balance then outstanding under the Denham Credit Facility.  In accordance with the September 30, 2008 amendment and restatement of the agreement that governs the Revolving Credit Facility (refer to Note 15), the Company was required to borrow any available balance under the Denham Credit Facility prior to November 7, 2008, and to maintain such balance outstanding until the Revolving Credit Facility expires on July 31, 2009.  In September 2008, the Company borrowed the entire $12.0 million available line under the Denham Credit Facility.

Interest expense related to the Denham Credit Facility was approximately $0.3 million and less than $0.1 million for the three months ended March 31, 2009 and 2008, respectively, and approximately $0.5 million for the nine months ended March 31, 2009 and 2008.

Legal Services

A director and significant stockholder of the Company is a senior partner of Paul, Hastings, Janofsky & Walker LLP (“Paul Hastings”), a law firm that provides legal services to the Company.  Paul Hastings provided the Company with legal services totaling $0.3 million and $0 during the three months ended March 31, 2009 and 2008, respectively, of which $0.3 million and $0, respectively, were for general legal services recorded as general and administrative expenses.  Paul Hastings provided the Company with legal services totaling $0.8 million and $0.5 million during the nine months ended March 31, 2009 and 2008, respectively, of which $0.6 million and $0.5 million, respectively, were for general legal services recorded as general and administrative expenses.  The remaining legal fees for the nine months ended March 31, 2009 and 2008, which related to amendments to debt agreements, acquisitions and milestone events set forth in the Amended Revolving Credit Agreement, were deferred on the consolidated balance sheets to be amortized over the estimated useful lives associated with the related transactions.  The Company expects that Paul Hastings will continue to provide legal services to the Company in future periods.

Financial Advisory Services

The Company has a financial advisory services agreement with Greenhill & Co., LLC (“Greenhill”), an affiliate of Greenhill Capital Partners, a significant stockholder of the Company (the “Greenhill Agreement”).  Pursuant to the Greenhill Agreement, the Company pays Greenhill $0.3 million annually as a retainer fee in connection with a potential transaction, as defined in such agreement.

In April 2008, the Company entered into an engagement letter with Greenhill that amends the Greenhill Agreement by: (1) expanding the definition of the potential transaction specified in the Greenhill Agreement; and (2) outlining fees associated with the occurrence of such a transaction.  In November 2008, the April 2008 engagement letter was amended to: (1) extend the engagement; (2) further expand the definition of the potential transaction; and (3) revise the potential fees associated with such a transaction.

The Company recorded approximately $0.1 million of general and administrative expenses during the three months ended March 31, 2009 and 2008 and $0.2 million of general and administrative expenses during the nine months ended March 31, 2009 and 2008, related to this agreement.

Management Fees

The Company has agreed to pay Denham, Charter Mx LLC, a significant stockholder of the Company, and Daniel Bergstein, a director and significant stockholder of the Company, an aggregate annual fee of $0.9 million, payable in equal quarterly amounts, for management consulting services provided to the Company.  These fees are recorded as general and administrative expenses on the Company’s consolidated statements of operations.  Management fees of approximately $0.2 million related to these arrangements were recorded in general and operating expenses during the three months ended March 31, 2009 and 2008.  Management fees of approximately $0.7 million related to these arrangements were recorded in general and operating expenses during the nine months ended March 31, 2009 and 2008.  In accordance with the terms of the Amended Revolving Credit Agreement, payments to the shareholders for these management fees have been deferred until maturity of the Revolving Credit Facility.

Warrants Exercised by Denham

As of June 30, 2008, there were 1,544,736 fully-vested warrants outstanding to purchase an equivalent number of shares of Holdings’ common stock with a weighted average exercise price of $9.79 per share, all of which were held by Denham.  These warrants were issued in connection with various previous debt financings and accordingly, were not subject to variable plan accounting.  Therefore, the Company did not record any expense related to these warrants during the nine months ended March 31, 2009 or 2008.  In September 2008, Denham exercised these warrants in a cashless transaction, resulting in the issuance of 1,054,982 shares of the Holding’s common stock.  Denham forfeited the right to acquire 489,754 shares of Holdings’ common stock under the warrants as consideration for the cashless exercise.

Bridge Financing Related to the Amended Revolving Credit Agreement

Pursuant to the Amended Revolving Credit Agreement (refer to Note 15), on November 17, 2008, Charter Mx LLC, Denham and four members of the Company’s senior management team agreed to provide Bridge Financing in an aggregate amount of $10.4 million by becoming lenders in a new bridge loan tranche under the Amended Revolving Credit Agreement.  Bridge Financing loan amounts were as follows: (1) $5.0 million each from Charter Mx LLC and Denham; and (2) $0.1 million each from Jeffrey A. Mayer, Chief Executive Officer; Steven Murray, Chief Operating Officer; Carole R. Artman-Hodge, Executive Vice President; and Chaitu Parikh, Chief Financial Officer.  An up front fee of 2% of the respective loan amount was paid to each Bridge Financing lender upon closing.

The Bridge Financing loan from Charter Mx LLC was repaid, with accrued interest, in April 2009.  The repayment date for the Bridge Financing loans from all other lenders, including accrued interest, is July 31, 2009.

Interest accrues to each Bridge Financing lender as follows: (1) 16% per annum from the closing date through April 6, 2009; (2) 18% per annum from April 7, 2009 through July 6, 2009; (3) 20% per annum from July 7, 2009 through October 6, 2009; and (4) 22% per annum thereafter until the Bridge Financing is repaid.  Charter Mx LLC was guaranteed a minimum of $1.25 million of interest over the life of its outstanding loan.  The remaining lenders are guaranteed an aggregate minimum of $1.62 million of interest, shared ratably in proportion to their outstanding loan balances over the lives of their outstanding loans.  During the three months and nine months ended March 31, 2009, the Company recorded approximately $1.8 million and $2.0 million, respectively, of interest expense associated with the Bridge Financing.

On or after April 15, 2009, any Bridge Financing lender may elect to convert its outstanding loan balance, plus accrued interest, into shares of the Company’s Series B Preferred Stock.

Note 19.  Commitments and Contingencies

Contingent Consideration Related to the GasKey Acquisition

Pursuant to the agreement that governs the GasKey Acquisition (refer to Note 3), contingent consideration is payable to PS Energy Group, Inc. on a quarterly basis in arrears for volumes consumed and billed under certain customer contracts for a 36-month period subsequent to the acquisition date.  The payment is determined for activity during each three-month period subsequent to the January 2008 closing of the GasKey Acquisition, and capitalized as part of customer acquisition costs.   Approximately $0.1 million of contingent consideration was payable to PS Energy Group, Inc. for activity during the nine months ended March 31, 2009.  Approximately $0.5 million of cash payments were made to PS Energy Group, Inc. during the nine months ended March 31, 2009 related to contingent consideration amounts accrued.

Note 20.  Business Segments

The Company’s core business is the retail sale of natural gas and electricity to end-use customers in deregulated markets.  Accordingly, the Company’s business is classified into two business segments: natural gas and electricity.  Through these business units, natural gas and electricity are sold at fixed and variable contracted prices based on the demand or usage of customers.

Financial information for the Company’s business segments is summarized in the following tables.

	Natural Gas	Electricity	Total
	(in thousands)

Three months ended March 31:

2009:
Sales	$279,351	$25,757	$305,108
Cost of goods sold (1)	(216,707)	(19,114)	(235,821)
Gross profit before unrealized (losses) gains from risk management activities, net (1)	$62,644	$6,643	69,287

Items to reconcile total segment gross profit to income before income tax expense:
Unrealized (losses) gains from risk management activities, net			(11,462)
Operating expenses			(30,855)
Interest expense, net			(12,244)
Income before income tax expense			$14,726

Assets allocated to business segments at period end:
Accounts receivable, net	$124,627	$11,477	$136,104
Natural gas inventories	15,647	—	15,647
Goodwill	3,810	—	3,810
Customer acquisition costs, net	24,803	6,739	31,542
Total	$168,887	$18,216	$187,103

2008:
Sales	$313,797	$20,305	$334,102
Cost of goods sold (1)	(265,379)	(17,413)	(282,792)
Gross profit before unrealized (losses) gains from risk management activities, net (1)	$48,418	$2,892	51,310

Items to reconcile total segment gross profit to income before income tax expense:
Unrealized (losses) gains from risk management activities, net			35,027
Operating expenses			(29,036)
Interest expense, net			(9,803)
Income before income tax expense			$47,498

Assets allocated to business segments at period end:
Accounts receivable, net	$148,703	$13,164	$161,867
Natural gas inventories	13,631	—	13,631
Goodwill	3,810	—	3,810
Customer acquisition costs, net	36,845	6,358	43,203
Total	$202,989	$19,522	$222,511

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

	Natural Gas	Electricity	Total
	(in thousands)
Nine months ended March 31:

2009:
Sales	$589,780	$97,593	$687,373
Cost of goods sold (1)	(498,200)	(80,382)	(578,582)
Gross profit before unrealized (losses) gains from risk management activities (1), net	$91,580	$17,211	108,791

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized (losses) gains from risk management activities, net			(113,396)
Operating expenses			(83,290)
Interest expense, net			(34,604)
Loss before income tax benefit			$(122,499)

2008:
Sales	$549,943	$51,661	$601,604
Cost of goods sold (1)	(467,200)	(43,833)	(511,033)
Gross profit before unrealized (losses) gains from risk management activities, net (1)	$82,743	$7,828	90,571

Items to reconcile total segment gross profit to income before income tax expense:
Unrealized (losses) gains from risk management activities, net			39,041
Operating expenses			(79,943)
Interest expense, net			(28,871)
Income before income tax expense			$20,798

(1)

Includes realized losses from risk management activities, but excludes unrealized (losses) gains from risk management activities. As the underlying customer contracts are not marked to market, the unrealized (losses) gains from risk management activities do not offer an accurate indication of the ultimate cash impact to the business. The ultimate cash impact to the business is not determinable until delivery of natural gas under the customer contracts and the associated (loss) gain on risk management activity is realized.

Note 21.  Condensed Consolidating Financial Information

The Senior Notes were issued by Holdings in August 2006.  Each of the following wholly-owned domestic subsidiaries of Holdings (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guarantees the Senior Notes on a senior unsecured basis:

·                  MXenergy Capital Holdings Corp.

·                  MXenergy Capital Corp.

·                  Online Choice Inc.

·                  MXenergy Gas Capital Holdings Corp.

·                  MXenergy Gas Capital Corp.

·                  MXenergy Inc.

·                  MXenergy Electric Capital Holdings Corp.

·                  MXenergy Electric Capital Corp.

·                  MXenergy Electric Inc.

·                  Total Gas & Electric, Inc. (effective in August 2006, Total Gas & Electric, Inc. was merged with and into MXenergy Inc.)

·                  Total Gas & Electricity (PA) Inc., d/b/a/ MXenergy Electric (PA) (effective in May 2007, Total Gas & Electricity (PA) Inc. was merged with and into MXenergy Electric Inc.)

·                  MXenergy Services Inc.

·                  Infometer.com Inc.

The only wholly owned subsidiary that is not a guarantor for the Senior Notes (the “Non-guarantor Subsidiary”) is MXenergy (Canada) Ltd.

The following tables present consolidating balance sheets as of March 31, 2009 and June 30, 2008, related consolidating statements of operations for the three and nine months ended March 31, 2009 and 2008, and consolidating statements of cash flows for the three and nine months ended March 31, 2009 and 2008 for Holdings, the Guarantor Subsidiaries and the Non-guarantor Subsidiary.  Elimination entries necessary to consolidate the entities are also presented.

MXENERGY HOLDINGS INC.

Consolidating Balance Sheet

March 31, 2009

(in thousands)

	MXenergy

		Non-guarantor	Guarantor

	Holdings Inc.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$155	$55,093	$—	$55,248
Restricted cash	—	—	390		390
Intercompany receivable	196,936	—	—	(196,936)
Accounts receivable, net	—	68	136,036		136,104
Natural gas inventories	—	—	15,647		15,647
Current portion of unrealized gains from risk management activities	—	—	198		198
Income taxes receivable	—	—	—		—
Deferred income taxes	25,500	—	25,500	(25,500)	25,500
Other current assets	—	15	11,467		11,482
Total current assets	222,436	238	244,331	(222,436)	244,569

Unrealized gains from risk management activities	—	—	—		—
Goodwill	—	—	3,810		3,810
Customer acquisition costs, net	—	33	31,509		31,542
Fixed assets, net	—	1	5,357		5,358
Deferred income taxes	26,033	—	26,033	(26,033)	26,033
Other assets	1,998	—	3,154		5,152
Total assets	$250,467	$272	$314,194	$(248,469)	$316,464

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$537	$81	$43,684	$(537)	$43,765
Accrued commodity purchases	—	917	15,245		16,162
Intercompany payable	—	1,138	195,798	(196,936)	—
Current portion of unrealized losses from risk management activities	3,613	—	37,390		41,003
Deferred revenue	—	—	5,002		5,002
Bridge financing loans payable	—	—	10,400		10,400
Total current liabilities	4,150	2,136	307,519	(197,473)	116,332

Long-term investments	31,181	—	—	(31,181)	—
Unrealized losses from risk management activities	4,473	—	13,200		17,673
Long-term debt:
Floating Rate Senior Note due 2011	163,269	—	—		163,269
Denham Credit Facility	12,000	—	—		12,000
Total long term debt	175,269	—	—	—	175,269
Total liabilities	215,073	2,136	320,719	(228,654)	309,274

Commitments and contingencies	—	—	—		—

Redeemable convertible preferred stock	53,169	—	—		53,169

Stockholders’ equity (deficit):
Common stock	46	1	—		47
Additional paid-in-capital	19,404	—	—		19,404
Contributed capital	819	—	15,743	(16,562)	—
Unearned stock compensation	—	—	—		—
Accumulated other comprehensive loss	—	154	—		154
Accumulated deficit	(38,044)	(2,019)	(22,268)	(3,253)	(65,584)
Total stockholders’ (deficit) equity	(17,775)	(1,864)	(6,525)	(19,815)	(45,979)
Total liabilities and stockholders’ equity	$250,467	$272	$314,194	$(248,469)	$316,464

MXENERGY HOLDINGS INC.

Consolidating Balance Sheet

June 30, 2008

(in thousands)

	MXenergy

		Non-guarantor	Guarantor

	Holdings Inc.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$970	$70,988	$—	$71,958
Restricted cash	—	—	587		587
Intercompany receivable	187,502	—	—	(187,502)	—
Accounts receivable, net	—	28	87,645		87,673
Natural gas inventories	—	—	65,006		65,006
Current portion of unrealized gains from risk management activities	183	—	35,681		35,864
Income taxes receivable	7,524	—	—		7,524
Other current assets	—	302	3,059		3,361
Total current assets	195,209	1,300	262,966	(187.502)	271,973
Unrealized gains from risk management activities	234	—	12,987		13,221
Goodwill	—	—	3,810		3,810
Customer acquisition costs, net	—	68	41,625		41,693
Fixed assets, net	—	—	10,525		10,525
Deferred income taxes	10,503	—	10,503	(10,503)	10,503
Long-term investments	42,518	—	—	(42,518)	—
Other assets	3,134	—	893		4,027
Total assets	$251,598	$1,368	$343,309	$(240,523)	$355,752

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$8,816	$306	$27,480	$—	$36,602
Accrued commodity purchases	—	612	50,849		51,461
Intercompany payable	—	1,912	185,590	(187,502)	—
Current portion of unrealized losses from risk management activities	2,187	—	791		2,978
Deferred revenue	—	—	7,435		7,435
Deferred income taxes	9,800	—	9,800	(9,800)	9,800
Total current liabilities	20,803	2,830	281,945	(197,302)	108,276
Unrealized losses from risk management activities	2,839	—	—		2,839
Long-term debt:
Floating Rate Senior Note due 2011	162,648	—	—		162,648
Total long term debt	162,648	—	—	—	162,648
Total liabilities	186,290	2,830	281,945	(197,302)	273,763

Commitments and contingencies	—	—	—		—

Redeemable convertible preferred stock	48,779	—	—		48,779

Stockholders’ equity (deficit):
Common stock	36	1	—	(1)	36
Additional paid-in-capital	23,635	—	—		23,635
Contributed capital	819	—	42,401	(43,220)	—
Unearned stock compensation	(4)	—	—		(4)
Accumulated other comprehensive loss	—	(189)	—		(189)
(Accumulated deficit) retained earnings	(7,957)	(1,274)	18,963		9,732
Total stockholders’ equity (deficit):	16,529	(1,462)	61,364	(43,221)	33,210
Total liabilities and stockholders’ equity	$251,598	$1,368	$343,309	$(240,523)	$355,752

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

For The Three Months Ended March 31, 2009 and 2008

(in thousands)

	Three Months Ended March 31, 2009
	MXenergy	Non- guarantor	Guarantor
	Holdings Inc.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$168	$304,940	$—	$305,108
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	92	214,797		214,889
Realized losses from risk management activities, net	—	—	20,932		20,932
Unrealized losses from risk management activities, net	—	—	11,462		11,462
	—	92	247,191	—	247,283
Gross loss	—	76	57,749	—	57,825

Operating expenses:
General and administrative expenses	37	130	15,547		15,714
Advertising and marketing expenses	—	—	417		417
Reserves and discounts	—	—	4,415		4,415
Depreciation and amortization	—	7	10,302		10,309
Equity in operations of consolidated subsidiaries	(8,682)	—	—	8,682	—
Total operating expenses	(8,645)	137	30,681	8,682	30,855

Operating (loss) profit	8,645	(61)	27,068	(8,682)	26,970
Interest expense, net	(660)	—	12,904		12,244
(Loss) income before income tax benefit (expense)	9,305	(61)	14,164	(8,682)	14,726
Income tax benefit (expense)	(5,343)	—	(5,421)	5,421	(5,343)
Net (loss) income	$3,962	$(61)	$8,743	$(3,261)	$9,383

	Three Months Ended March 31, 2008
	MXenergy	Non- guarantor	Guarantor
	Holdings Inc.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$445	$333,657	$—	$334,102
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	430	278,404		278,834
Realized losses from risk management activities, net	—	—	3,958		3,958
Unrealized (gains) from risk management activities, net	—	—	(35,027)		(35,027)
	—	430	247,335	—	247,765
Gross loss	—	15	86,322	—	86,337

Operating expenses:
General and administrative expenses	109	194	17,260		17,563
Advertising and marketing expenses	—	—	870		870
Reserves and discounts	—	—	2,270		2,270
Depreciation and amortization	—	9	8,324		8,333
Equity in operations of consolidated subsidiaries	(29,922)	—	—	29,922	—
Total operating expenses	(29,813)	203	28,724	29,922	29,036

Operating (loss) profit	29,813	(188)	57,598	(29,922)	57,301
Interest expense, net	2,489	—	7,314		9,803
(Loss) income before income tax benefit (expense)	27,324	(188)	50,284	(29,922)	47,498
Income tax benefit (expense)	(22,396)	—	(20,174)	20,174	(22,396)
Net (loss) income	$4,928	$(188)	$30,110	$(9,748)	$25,102

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

For The Nine months ended March 31, 2009 and 2008

(in thousands)

	Nine months ended March 31, 2009
	MXenergy	Non-
	Holdings Inc.	guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$203	$687,170	$—	$687,373
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	295	536,133		536,428
Realized losses from risk management activities, net	—	—	42,154		42,154
Unrealized losses from risk management activities, net	—	—	113,396		113,396
	—	295	691,683	—	691,978
Gross loss	—	(92)	(4,513)	—	(4,605)
Operating expenses:
General and administrative expenses	93	634	42,934		43,661
Advertising and marketing expenses	—	—	1,694		1,694
Reserves and discounts	—	—	9,279		9,279
Depreciation and amortization	—	23	28,633		28,656
Equity in operations of consolidated subsidiaries	73,699	—	—	(73,699)	—
Total operating expenses	73,792	657	82,540	(73,699)	83,290

Operating (loss) profit	(73,792)	(749)	(87,053)	73,699	(87,895)
Interest expense, net	3,478	(5)	31,131		34,604
(Loss) income before income tax benefit (expense)	(77,270)	(744)	(118,184)	73,699	(122,499)
Income tax benefit (expense)	47,183	—	45,229	(45,229)	47,183
Net (loss) income	$(30,087)	$(744)	$(72,955)	$28,470	$(75,316)

	Nine months ended March 31, 2008
	MXenergy	Non-
	Holdings Inc.	guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$1,242	$600,362	$—	$601,604
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	1,048	490,858		491,906
Realized losses from risk management activities, net	—	—	19,127		19,127
Unrealized gains from risk management activities, net	—	—	(39,041)		(39,041)
	—	1,048	470,944	—	471,992
Gross loss	—	194	129,418	—	129,612
Operating expenses:
General and administrative expenses	229	368	47,284		47,881
Advertising and marketing expenses	—	—	3,930		3,930
Reserves and discounts	—	—	4,490		4,490
Depreciation and amortization	—	27	23,615		23,642
Equity in operations of consolidated subsidiaries	(16,207)	—	—	16,207	—
Total operating expenses	(15,978)	395	79,319	16,207	79,943

Operating (loss) profit	15,978	(201)	50,099	(16,207)	49,669
Interest expense, net	6,173	—	22,698	—	28,871
(Loss) income before income tax benefit (expense)	9,805	(201)	27,401	(16,207)	20,798
Income tax benefit (expense)	(11,263)	—	(10,993)	10,993	(11,263)
Net (loss) income	$(1,458)	$(201)	$16,408	$(5,214)	$9,535

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

For The Nine months ended March 31, 2009

(in thousands)

	MXenergy Holdings Inc.	Non- guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(30,087)	$(744)	$(72,955)	$28,470	$(75,316)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Unrealized losses from risk management activities, net	—	—	98,269		98,269
Stock compensation expense	—	—	185		185
Depreciation and amortization	—	23	28,633		28,656
Deferred tax benefit	(50,830)	—	(50,830)	50,830	(50,830)
Unrealized losses on interest rate swaps and amortization of deferred financing fees	3,477	—	8,401		11,878
Amortization of customer contracts acquired	—	—	(620)		(620)
Equity in operations of consolidated subsidiaries	73,699	—	—	(73,699)	—
Changes in assets and liabilities, net of effects of acquisitions
Restricted cash	—	—	197		197
Accounts receivable	(9,582)	(40)	(48,391)	9,582	(48,431)
Natural gas inventories	—	—	50,277		50,277
Income taxes receivable	8,061	—	8,061	(8,061)	8,061
Option Premiums	—	—	1,740		1,740
Other assets	(2,018)	551	(14,684)		(16,151)
Accounts payable and accrued liabilities	(11,830)	(695)	(17,803)		(30,328)
Deferred revenue	—	—	(2,433)		(2,433)
Net cash (used in) provided by operating activities	(19,110)	(905)	(11,953)	7,122	(24,846)

Investing activities
Long-term investments	7,122	—	—	(7,122)	—
Purchase of Catalyst assets	—	—	(1,609)		(1,609)
Customer acquisition costs	—	90	(11,989)		(11,899)
Purchases of fixed assets	—	—	(744)		(744)
Net cash provided by (used in) investing activities	7,122	90	(14,342)	(7,122)	(14,252)

Financing activities
Proceeds from Denham Credit Facility	12,000	—	—		12,000
Proceeds from cash advances under Revolving Credit Facility	—	—	30,000		30,000
Repayment of cash advances under Revolving Credit Facility	—	—	(30,000)		(30,000)
Proceeds from Revolving Credit Facility Bridge Financing (Note 17)	—	—	10,400		10,400
Purchase and cancellation of treasury shares, net of tax benefit	(12)	—	—		(12)
Net cash provided by financing activities	11,988	—	10,400	—	22,388

Net decrease in cash and cash equivalents	—	(815)	(15,895)		(16,710)
Cash and cash equivalents at beginning of period	—	970	70,988		71,958
Cash and cash equivalents at end of period	$—	$155	$55,093	$—	$55,248

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

For The Nine months ended March 31, 2008

(in thousands)

	MXenergy Holdings Inc.	Non- guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities
Net (loss) income	$(1,458)	$(201)	$16,408	$(5,214)	$9,535
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Unrealized gains from risk management activities, net	—	—	(39,041)		(39,041)
Stock compensation expense	—	—	1,032		1,032
Depreciation and amortization	—	27	23,615		23,642
Deferred tax benefit	(4,663)	—	12,658		7,995
Unrealized losses on interest rate swaps and amortization of deferred financing fees	6,173	—	5,582		11,755
Amortization of customer contracts acquired	—	—	(382)		(382)
Equity in operations of consolidated subsidiaries	(16,207)	—	—	16,207	—
Changes in assets and liabilities, net of effects of acquisitions:
Restricted Cash	—	—	465		465
Accounts receivable	—	(32)	(104,342)		(104,374)
Natural gas inventories	—	—	44,068		44,068
Income taxes receivable	(1,833)	—	—		(1,833)
Option Premium	—	—	428		428
Other assets	1,039	(53)	939		1,925
Accounts payable and accrued liabilities	(48,619)	736	(2,533)	65,967	15,551
Deferred revenue	—	—	(5,366)		(5,366)
Net cash (used in) provided by operating activities	(65,568)	477	(46,469)	76,960	(34,600)

Investing activities
Long-term investments	76,960	—	—	(76,960)	—
Loan to PS Energy Group, Inc.	—	—	(8,983)		(8,983)
Repayment of loan to PS Energy Group Inc.	—	—	8,983		8,983
Purchase of assets of Gaskey	—	—	(12,049)		(12,049)
Customer acquisition costs	—	(41)	(14,784)		(14,825)
Purchases of fixed assets	—	—	(445)		(445)
Net cash provided by (used in) investing activities	76,960	(41)	(27,278)	(76,960)	(27,319)

Financing activities
Repayment of Denham Credit Facility	—	—	(11,040)		(11,040)
Repurchase of Senior Notes	(12,006)	—	—		(12,006)
Issuance of common stock related to exercise of warrants	387	—	—		387
Issuance of common stock related to other executive compensation	952	—	—		952
Purchase and cancellation of treasury shares	(725)	—	—		(725)
Net cash provided by financing activities	(11,392)	—	(11,040)	—	(22,432)

Net decrease in cash and cash equivalents	—	436	(84,787)		(84,351)
Cash and cash equivalents at beginning of period	—	137	136,805		136,942
Cash and cash equivalents at end of period	$—	$573	$52,018	$—	$52,591

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

References to “heating degree days” refer to the number of calendar days during a reporting period during which the temperature was less than 65 degrees within our markets, weighted by the actual number of natural gas RCEs within such markets. References to “cooling degree days” refer to the number of calendar days during a reporting period during which the temperature was greater than 65 degrees within our markets, weighted by the actual number of electricity RCEs within such markets. The impact of weather on operating results for our natural gas and electricity business segments is measured using heating degree day and cooling degree day data, respectively.

EXECUTIVE OVERVIEW

Our income before income tax expense was $14.7 million for the three months ended March 31, 2009, compared with income before income tax expense of $47.5 million for the same period in fiscal year 2008. Our loss before income tax benefit was $122.5 million for the nine months ended March 31, 2009, as compared with income before income tax expense of $20.8 million during the same period in the prior fiscal year. Lower earnings for both 2009 periods were primarily due to unrealized losses from risk management activities, higher interest expense and higher operating expenses, which were partially offset by higher natural gas and electricity gross profit (before unrealized losses from risk management activities).

Market prices for natural gas decreased sharply during the nine months ended March 31, 2009 after increasing significantly during the final quarter of fiscal year 2008. Lower natural gas and electricity prices had the following significant impacts during the nine months ended March 31, 2009:

·                  lower market values of derivative instruments utilized by us as economic hedges intended to reduce our exposure to changes in natural gas prices resulted in significant unrealized losses from risk management activities during the nine month period;

·                  significantly lower market prices for natural gas in relation to the weighted average cost of inventory at June 30, 2008 resulted in significantly lower natural gas gross profit during the six months ended December 31, 2008. Much of this negative six-month impact was reversed during the three months ended March 31, 2009 as we earned a higher gross profit per MMBtu sold during the period; and

·                  lower natural gas inventory value contributed to a significant reduction in the available borrowing base under our credit facility with a consortium of banks (the “Revolving Credit Facility”), which has strained our ability to post letters of credit as collateral with suppliers and hedge providers during fiscal year 2009, and which resulted in us seeking and obtaining material amendments to our Revolving Credit Facility. Amortization of deferred costs and fees associated with these amendments contributed significantly to higher interest expense during fiscal year 2009.

Higher operating expenses for fiscal year 2009 were principally due to higher amortization of customer acquisition costs and higher provision for doubtful accounts.

Increased interest expense was primarily driven by higher interest cost and amortization of deferred fees associated with our Revolving Credit Facility and lower interest earned on restricted investments, which were partially offset by lower interest associated with our Floating Rate Senior Notes due 2011 (the “Senior Notes”) and lower expense from adjustments to the market value of interest rate swaps utilized to hedge the variable rate risk associated with the Senior Notes.

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

EBITDA and Adjusted EBITDA have limitations as analytical tools in comparison to operating income or other combined income data prepared in accordance with U.S. GAAP. Some of these limitations are:

·                  they do not reflect cash outlays for capital expenditures or contractual commitments;

·                  they do not reflect changes in, or cash requirements for, working capital;

·                  they do not reflect the interest expense or the cash requirements necessary to service interest or principal payments on indebtedness;

·                  they do not reflect income tax expense or the cash necessary to pay income taxes;

·                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect cash requirements for such replacements;

·                  Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and

·                  other companies, including other companies in our industry, may calculate these measures differently than as presented in this Quarterly Report, limiting its usefulness as a comparative measure.

Because of these limitations, EBITDA and Adjusted EBITDA and the related ratios should not be considered as a measure of discretionary cash available to invest in business growth or reduce indebtedness.

The financial data included in the following table was derived from our consolidated financial statements, which are included elsewhere in this Quarterly Report. The table includes a reconciliation from net income (loss) calculated on a U.S. GAAP basis to EBITDA and Adjusted EBITDA. The financial information in the table should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto and commentary included in this section.

Selected consolidated financial data and reconciliations of net loss to EBITDA and Adjusted EBITDA for the three months and nine months ended March 31, 2009 and 2008 are summarized in the following table.

		Three Months Ended March 31,		Nine months ended March 31,
		2009	2008	2009	2008
		(in thousands)

	Sales of natural gas and electricity	$305,108	$334,102	$687,373	$601,604
	Cost of goods sold	247,283	247,765	691,978	471,992
	Gross profit (loss)	57,825	86,337	(4,605)	129,612
	Operating expenses	30,855	29,036	83,290	79,943
	Operating income (loss)	26,970	57,301	(87,895)	49,669
	Interest expense, net of interest income	12,244	9,803	34,604	28,871
	Income (loss) before income tax (expense) benefit	14,726	47,498	(122,499)	20,798
	Income tax (expense) benefit	(5,343)	(22,396)	47,183	(11,263)
	Net (loss) income	9,383	25,102	(75,316)	9,535

	Items to reconcile net loss to EBITDA:
Add (less):	Interest expense, net of interest income	12,244	9,803	34,604	28,871
	Depreciation and amortization	10,309	8,333	28,656	23,642
	Income tax benefit (expense)	5,343	22,396	(47,183)	11,263
	EBITDA	37,279	65,634	(59,239)	73,311

	Items to reconcile EBITDA to Adjusted EBITDA:
	Add (less): Stock compensation expense	142	1,121	185	2,686
	Unrealized (gains) losses from risk management activities, net	11,462	(35,027)	113,396	(39,041)
	Adjusted EBITDA	$48,883	$31,728	$54,342	$36,956

Significant activity affecting Adjusted EBITDA for the three months and nine months ended March 31, 2009 and 2008 is summarized in the following table. The increases (decreases) in the table above are addressed below under “Results of Operations.”

	Three Months Ended March 31	Nine Months Ended March 31
	(in thousands)

Adjusted EBITDA for 2008	$31,728	$36,956
Increases (decreases) in Adjusted EBITDA due to:
Changes in gross profit, excluding unrealized (gains) losses from risk management activities:
Natural gas	14,226	8,837
Electricity	3,751	9,383
Higher operating expenses, excluding depreciation, amortization and stock compensation expense	(822)	(834)
Adjusted EBITDA for 2009	$48,883	$54,342

Selected Operating Data

Selected data for our natural gas and electricity business segments is provided in the following table.

	Three Months Ended March 31		Nine months ended March 31
	2009	2008	2009	2008
Natural Gas:
RCEs at period end	520,000	605,000	520,000	605,000
Average RCEs during the period	542,000	607,000	572,000	581,000
MMBtus sold during the period	24,000,000	27,000,000	48,000,000	46,000,000
Sales per MMBtu during the period	$11.64	$11.62	$12.29	$11.96
Gross profit per MMBtu during the period	$2.61	$1.79	$1.91	$1.80
Heating degree days	2,343	2,309	4,030	3,840

Electricity:
RCEs at period end	74,000	81,000	74,000	81,000
Average RCEs during the period	82,000	70,000	92,000	59,000
MWhrs sold during the period	196,000	151,000	670,000	414,000
Sales per MWhr during the period	$131.42	$134.47	$145.66	$124.78
Gross profit per MWhr during the period	$33.90	$19.15	$25.69	$18.91
Cooling degree days	61	32	915	849

Customer Renewals and Attrition

At the end of each customer contract term, customer contracts in most of our markets are renewed upon notification by the marketers unless the customer indicates otherwise.  During the 12 months ended March 31, 2009, approximately 86% of all customers that received a notification ultimately continued their relationship with us.  In comparison, during the three-year period from July 1, 2005 through June 30, 2008, approximately 87% of our customers that received notification of contract expiration ultimately continued their relationship with us.

In-contract customer attrition is defined as: (1) the loss of fixed rate customers before their contract term officially expires; and (2) the loss of any variable rate customers, whose contracts generally do not have expiration dates.  Average in-contract customer attrition increased to approximately 32% for the 12 months ended March 31, 2009, from 26% for the twelve months ended December 31, 2008.  In-contract attrition was particularly high during the three months ended March 31, 2009 and the three months ended December 31, 2008, as compared with prior quarterly reporting periods during fiscal year 2009 and 2008.  For the three-year period from July 1, 2005 through June 30, 2008, we experienced an average annual in-contract customer attrition rate of approximately 22%.

During fiscal year 2009, volatility in natural gas prices negatively impacted our liquidity position, which resulted in the following effects on customer accounts and in-contract attrition:

·                  Amendments to the Revolving Credit Facility placed formal constraints on the term and type of contracts that we could offer to our customers.  As such, our ability to offer long-term fixed rate products to new customers was severely limited.  Additionally, when customers informed us of their intent to terminate their contract before its termination date, our options for offering new contracts were limited, which contributed to attrition.  Such constraints will be removed once a new credit facility is consummated to replace the Revolving Credit Facility, which is due to terminate in July 2009.

·                  In order to conserve cash, we decreased our sales and marketing expenditures.  We have significantly reduced direct mail marketing, advertising and overall marketing expenditures during fiscal year 2009, as compared to the prior fiscal year.  We also scaled back our use of certain sales channels, which had a negative impact on brand awareness and new customer acquisitions during the nine months ended March 31, 2009, as compared with the same period in the prior fiscal year.  Once our overall liquidity position improves, we expect to return to our customary sales and marketing practices and channels.

Deteriorating economic conditions during fiscal year 2009 resulted in credit-related attrition that was higher than historical levels.  This was particularly the case for certain markets where LDCs do not guarantee our customer accounts receivable, such as our Georgia natural gas and Texas electricity markets, and for certain LDC-guaranteed markets, such as our Ohio, Michigan and Indiana natural gas markets.  During the nine months ended March 31, 2009, we initiated aggressive actions to disconnect service to delinquent customers in all of our markets and to enhance credit standards for all existing and prospective customers.  Credit-related attrition was particularly high in Georgia, partially due to expected credit quality issues within the portfolio of customers that we acquired from Catalyst Natural Gas LLC (“Catalyst”)

in October 2008.  Our enhanced credit standards also resulted in an increase in the number of potential new customers that were denied service due to credit quality concerns.

During the final six months of the fiscal year ended June 30, 2008, natural gas commodity prices were increasing, and contract rates offered to our customers during this period were highly competitive within many of our markets.  We experienced significant sales of new customer contracts, particularly for fixed rate and introductory variable rate products, during that period and into the first quarter of fiscal year 2009.  During the first nine months of fiscal year 2009 however, commodity prices decreased significantly, and many of our customers migrated to current market rates that are better than their original fixed rates or their post-introductory period variable rates with us.  In addition, for many of our markets during fiscal year 2009, we did not offer new competitive rates to customers in many of our markets who indicated their intention to terminate their contract.  The result was higher in-contract attrition during fiscal year 2009.

Attrition data is calculated based upon actual customer level data.  For analytical purposes, we assume that one RCE represents a natural gas customer with a standard consumption of 100 MMBtus per year, or an electricity customer with a standard consumption of 10 MWhr per year.  However, each customer does not actually consume 100 MMBtu of natural gas or 10 MWhr of electricity.  For example, one of our mid-market or large commercial customers may consume the equivalent of several hundred or even thousands of RCEs.  Therefore, any reduction in RCEs in any of our markets does not necessarily correlate directly with customer attrition.

Seasonality of Operations

For the nine months ended March 31, 2009, natural gas and electricity sales accounted for approximately 86% and 14%, respectively, of our total sales.  Weather conditions have a significant impact on customer demand for natural gas and electricity consumption.  In addition, weather can have an impact on the price of natural gas and electricity.  Customer demand exposes us to a high degree of seasonality in sales, cost of sales, billing to and cash collections from customers, inventory requirements and cash flows.  In addition, budget billing programs and LDC payment terms can cause timing differences between the billing and collection of accounts receivable and the recording of revenues.

We utilize a considerable amount of cash from operations to fund natural gas inventory purchases and other working capital requirements during the months of November through April of each fiscal year.  The majority of natural gas consumption and gross profit occurs during the months of November through March with collections on accounts receivable peaking in the spring.  In contrast, electricity consumption and gross profit peaks during the summer months of June through September with collections on accounts receivable peaking in late summer and early fall.

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

Related Party Transactions

Transactions with related parties are summarized in Note 18 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.  Such disclosure is incorporated herein by reference.

BALANCE SHEET REVIEW

Unrealized Gains and Losses from Risk Management Activities

Unrealized gains and losses on the consolidated balance sheets primarily reflect the current market values for commodity derivatives utilized as economic hedges to reduce our exposure to changes in the prices of natural gas and electricity.  Total unrealized gains from risk management activities included in current and long-term assets on the consolidated balance sheets decreased to approximately $0.2 million at March 31, 2009 from $49.1 million at June 30, 2008.  Total unrealized losses from risk management activities included in current and long-term liabilities increased to approximately $58.7 million at March 31, 2009 from $5.8 million at June 30, 2008.  Market prices for natural gas decreased sharply during the nine months ended March 31, 2009, which resulted in lower forward commodity contract prices as compared with the average prices on related open hedge contracts for natural gas entered into to match customer contracts for future sales of natural gas.

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

On or after the fifth anniversary of the issuance of the Preferred Stock, if the fair market value of our common stock is at a level that would not provide the Preferred Investors with an annual rate of return of at least 25%, compounded annually, for the five-year period ending June 30, 2009, the Preferred Investors may require that we make a redemption election.  If the holders of the Preferred Stock require us to make a redemption election, and if we elect to redeem the Preferred Stock, the redemption amount is payable in cash equal to the greater of: (1) the fair market value of the shares of common stock into which the Preferred Stock may be converted on the date of the redemption election notice; or (2) the original issue price of $21.36 per share, plus any accrual of dividends.  If we elect not to redeem the Preferred Stock, we are required to grant the Preferred Investors effective control over Holding’s Board of Directors.  As of March 31, 2009, if the Preferred Investors were to request that we make a redemption election, we do not have the intent or the ability to redeem the Preferred Stock due to limitations included in the agreements that govern the Revolving Credit Facility, the Hedge Facility and the Senior Notes.  However, since the Preferred Investors would effectively control our Board of Directors in the event that we do not elect to redeem the Preferred Stock, we have determined that, in accordance with U.S. GAAP, the Preferred Stock is redeemable at the option of the Preferred Investors and that it is probable that the Preferred Stock will become redeemable at June 30, 2009.  Therefore the carrying value of the Preferred Stock is recorded outside of stockholders’ equity on the consolidated balance sheets and has been adjusted to its estimated redemption value of $53.2 million as of March 31, 2009, which represents the amount that provides the Preferred Investors with a minimum annual rate of return of 12%, compounded annually through March 31, 2009.  During the nine months ended March 31, 2009, a $4.4 million charge was recorded to additional paid in capital to adjust the Preferred Stock to its current redemption value.

Debt Activity during Fiscal Year 2009

Credit Agreement with Denham Commodity Partners Fund LP

Denham Commodity Partners Fund LP (“Denham”) is a significant stockholder of the Company.  Denham has extended a $12.0 million line of credit to us, which bears interest at 9% per annum (the “Denham Credit Facility”).  The termination date for the Denham Credit Facility is May 19, 2010, at which time any outstanding principal balance becomes due.

At June 30, 2008, there was no balance outstanding under the Denham Credit Facility.  In September 2008, we borrowed the entire $12.0 million available line under the Denham Credit Facility.  Refer to “Results of Operations – Liquidity and Capital Resources – Revolving Credit Facility” below for additional commentary regarding the Denham Credit Facility.

Bridge Financing Loans Payable

Pursuant to the Third Amended and Restated Revolving Credit Agreement, dated November 17, 2008 (the “Amended Revolving Credit Agreement”), Charter Mx LLC, Denham and four members of our senior management team agreed to provide bridge financing in an aggregate amount of $10.4 million by becoming lenders in a new bridge loan tranche under the Amended Revolving Credit Agreement (the “Bridge Financing”).  Bridge Financing loan amounts were as follows: (1)

$5.0 million each from Charter Mx LLC and Denham; and (2) $0.1 million each from Jeffrey A. Mayer, Chief Executive Officer; Steven Murray, Chief Operating Officer; Carole R. Artman-Hodge, Executive Vice President; and Chaitu Parikh, Chief Financial Officer.  An up front fee of 2% of the respective loan amount was paid to each Bridge Financing lender upon closing.

The Bridge Financing loan from Charter Mx LLC was repaid in April 2009.  The repayment date for the Bridge Financing loans from all other lenders is July 31, 2009.

Charter Mx LLC was guaranteed a minimum of $1.25 million of interest over the life of its outstanding loan.  The remaining lenders are guaranteed an aggregate minimum of $1.62 million of interest, shared ratably in proportion to their outstanding loan balances over the life of their outstanding loans.

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

	Natural Gas	Electricity	Total
	(in thousands)
Three months ended March 31:

2009:
Sales	$279,351	$25,757	$305,108
Cost of goods sold (1)	(216,707)	(19,114)	(235,821)
Gross profit before unrealized (losses) gains from risk management activities, net (1)	$62,644	$6,643	69,287

Items to reconcile total segment gross profit to income before income tax expense:
Unrealized (losses) gains from risk management activities, net			(11,462)
Operating expenses			(30,855)
Interest expense, net			(12,244)
Income before income tax expense			$14,726

2008:
Sales	$313,797	$20,305	$334,102
Cost of goods sold (1)	(265,379)	(17,413)	(282,792)
Gross profit before unrealized (losses) gains from risk management activities, net (1)	$48,418	$2,892	51,310

Items to reconcile total segment gross profit to income before income tax expense:
Unrealized (losses) gains from risk management activities, net			35,027
Operating expenses			(29,036)
Interest expense, net			(9,803)
Income before income tax expense			$47,498

Nine months ended March 31:

2009:
Sales	$589,780	$97,593	$687,373
Cost of goods sold (1)	(498,200)	(80,382)	(578,582)
Gross profit before unrealized (losses) gains from risk management activities, net (1)	$91,580	$17,211	108,791

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized (losses) gains from risk management activities, net			(113,396)
Operating expenses			(83,290)
Interest expense, net			(34,604)
Loss before income tax benefit			$(122,499)

2008:
Sales	$549,943	$51,661	$601,604
Cost of goods sold (1)	(467,200)	(43,833)	(511,033)
Gross profit before unrealized (losses) gaind from risk management activities, net (1)	$82,743	$7,828	90,571

Items to reconcile total segment gross profit to income before income tax expense:
Unrealized (losses) gains from risk management activities, net			39,041
Operating expenses			(79,943)
Interest expense, net			(28,871)
Income before income tax expense			$20,798

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

Gross Profit (Before Unrealized Gains (Losses) from Risk Management Activities, Net) by Business Segment

Gross profit before unrealized losses from risk management activities, net by business segment is summarized in the following table.  For purposes of this analysis, gross profit before unrealized losses from risk management activities includes fee income and realized losses from risk management activities, but excludes unrealized gains (losses) from risk management activities, net.  As the underlying customer contracts are not marked to market, the unrealized gains (losses) from risk management activities do not offer an accurate indication of the ultimate cash impact to the business, as the ultimate cash impact to the business is not determinable until delivery of natural gas under the customer contracts and the associated gain (loss) on risk management activity is realized.

			2009 versus 2008 Increase (Decrease)
Business Segment	2009	2008	Amount	%

Three months ended March 31:
Natural gas	$62,644	$48,418	$14,226	29
Electricity	6,643	2,892	3,751	130
Total gross profit before unrealized losses from risk management activities, net	$69,287	$51,310	$17,977	35

Nine months ended March 31:
Natural gas	$91,580	$82,743	$8,837	11
Electricity	17,211	7,828	9,383	120
Total gross profit before unrealized losses from risk management activities, net	$108,791	$90,571	$18,220	20

Natural Gas Gross Profit (Before Unrealized Gains (Losses) from Risk Management Activities, Net)

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

Conversely, for operating periods during which natural gas prices per MMBtu are greater during the period than the weighted average cost of storage inventory at the beginning of that period, the weighted average cost per unit of storage inventory will be higher at the end of the period than at the beginning of the period, resulting in lower cost of natural gas inventory sold for that period.  The impacts described above on the weighted average cost of gas are more pronounced in periods where we inject storage gas and have an increase in storage volume from the beginning to the end of the period.

Significantly lower market prices for natural gas during the six months ended December 31, 2008 reduced the carrying value of opening natural gas inventories that are economically hedged by customer contracts and/or derivative instruments and lowered our gross profit by approximately $15.8 million during the six months ended December 31, 2008.  This impact was reversed during the three months ended March 31, 2009 as natural gas inventories were consumed by our customers.  By comparison, lower gross profit of approximately $0.9 million from decreased market prices for natural gas during the six months ended December 31, 2007 was reversed during the three months ended March 31, 2008.  The comparative net impact was an increase in natural gas gross profit of approximately $14.9 million ($0.62 per MMBtu sold) for the three months ended March 31, 2009.

Realized Losses from Risk Management Activities, Net Related to Natural Gas Inventories Not Yet Sold

As we do not perform hedge accounting, realized gains (losses) from risk management activities, net includes net gains (losses) related to the settlement of risk management activities associated with natural gas inventories.  Offsetting net increases (decreases) in gross profit are generally realized in future periods as these inventories are sold.

During the three months ended March 31, 2009, we recorded approximately $0.4 million of realized gains related to settlement of risk management activities associated with natural gas inventories, as compared to realized gains of approximately $4.3 million for the same period in fiscal year 2008, resulting in a net $3.9 million ($0.14 per MMBtu of natural gas sold) negative comparative impact on gross profit for the current period.

During the nine months ended March 31, 2009, we recorded approximately $3.0 million of realized losses related to settlement of risk management activities associated with natural gas inventories, as compared to realized gains of approximately $1.8 million for the same period in fiscal year 2008, resulting in a net $4.8 million ($0.10 per MMBtu of natural gas sold) negative comparative impact on gross profit for the current period.

Volume Impact

The volume of natural gas MMBtus sold was 11% lower for the three months ended March 31, 2009, as compared with the same period in fiscal year 2008.  Lower average RCEs, mostly due to higher than normal attrition and lower than normal additions of new customers, was the primary driver for lower volumes of natural gas sold.  Lower volumes of natural gas sold resulted in approximately $4.0 million lower gross profit during the period.

The volume of natural gas MMBtus sold was 4% higher for the nine months ended March 31, 2009, as compared with the same period in the prior fiscal year.  Average RCEs and heating degree days were comparable for the two nine month reporting periods.  Higher volumes of natural gas sold resulted in higher natural gas gross profit of approximately $2.4 million for the nine months ended March 31, 2009, as compared to the prior fiscal year.

Fee Income

Our gross margin includes fee income charged to customers, primarily in our Georgia and Texas markets, for monthly service, late payment and shut-off/reconnect service.  Fee income was $0.6 million and $2.1 million higher for the three months and nine months ended March 31, 2009, respectively, as compared with the same periods in the prior fiscal year, due to an increased number of accounts and increased payment delinquencies in these markets.

Electricity Gross Profit

Higher electricity sales and gross profit were primarily driven by higher average electricity RCEs, which increased 17% and 56% for the three months and nine months ended March 31, 2009, respectively, as compared with the same periods in the prior fiscal year, resulting in significantly higher volume of MWhrs sold.  The main driver for higher average RCEs was significant organic customer growth in our Texas, Connecticut and New York market areas, which was largely due to targeted direct sales marketing activities during fiscal year 2008 and the first three months of fiscal year 2009 and a wider range of products offered to customers.  Higher gross profit per MWhr sold also contributed to the overall increase in electricity gross profit.

Unrealized Gains (Losses) from Risk Management Activities, Net

Unrealized losses from risk management activities were $11.5 million and $113.4 million for the three months and nine months ended March 31, 2009, respectively, as compared to unrealized gains of $35.0 million and $39.0 million for the same periods in fiscal year 2008.  Market prices for natural gas and electricity decreased significantly during the nine months ended March 31, 2009, which resulted in lower forward commodity contract prices as compared with the average price on related open hedge contracts for natural gas and electricity.  This impact should be fully or partially offset in future periods by gross profit realized when natural gas and electricity is purchased and delivered to customers.

Operating Expenses

Operating expenses are summarized in the following table.

			2009 versus 2008 Increase (Decrease)
	2009	2008	Amount	%
	($ in thousands)

Three months ended March 31:
General and administrative expenses	$15,714	$17,563	$(1,849)	(11)
Advertising and marketing expenses	417	870	(453)	(52)
Reserves and discounts	4,415	2,270	2,145	94
Depreciation and amortization	10,309	8,333	1,976	24
Total operating expenses	$30,855	$29,036	$1,819	6

Nine months ended March 31:
General and administrative expenses	$43,661	$47,881	$(4,220)	(9)
Advertising and marketing expenses	1,694	3,930	(2,236)	(57)
Reserves and discounts	9,279	4,490	4,789	107
Depreciation and amortization	28,656	23,642	5,014	21
Total operating expenses	$83,290	$79,943	$3,347	4

General and Administrative Expenses

General and administrative expenses are summarized in the following table.

			2009 versus 2008 Increase (Decrease)
	2009	2008	Amount	%
	($ in thousands)

Three months ended March 31:
Salaries and employee benefits	$8,626	$9,738	$(1,112)	(11)
Professional fees	2,303	3,250	(947)	(29)
Other general and administrative expenses	4,785	4,575	210	5
Total general and administrative expenses	$15,714	$17,563	$(1,849)	(11)

Nine months ended March 31:
Salaries and employee benefits	$24,802	$27,681	$(2,879)	(10)
Professional fees	5,101	7,560	(2,459)	(33)
Other general and administrative expenses	13,758	12,640	1,118	9
Total general and administrative expenses	$43,661	$47,881	$(4,220)	(9)

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

In March 2008, the Compensation Committee of our Board of Directors approved the issuance of 19,000 total shares of common stock to two of our senior executives.  Total compensation expense related to issuance of these shares was approximately $1.7 million, which included the fair value of the common stock issued and additional compensation to offset the taxable nature of the shares to the employees.  Excluding the impact of the compensation expense from issuance of these shares in fiscal year 2008, salaries and employee benefits increased $0.4 million (5%) during the three months ended March 31, 2009 and decreased $1.2 million (5%) during the nine months ended March 31, 2009, as compared to the same periods in fiscal year 2008.

Salaries and employee benefits include the cost of contracted services to supplement our employees in certain departments.  Lower salaries and related expenses during the three months and nine months ended March 31, 2009, as compared with the same periods in the prior fiscal year, are partially due to lower contracted services and partially due to lower employee incentive costs.

Higher other general and administrative expenses during the three months and nine months ended March 31, 2009, as compared with the same periods in the prior fiscal year, were primarily due to higher customer counts, particularly in our largest natural gas and electricity markets in Georgia and Texas, respectively, which resulted in generally higher customer care and billing related expenses.

Advertising and Marketing Expenses

As part of an overall corporate strategy to manage our liquidity position, and in response to amendments to our Revolving Credit Facility that placed limitations on the products we can offer to our customers, we intentionally curtailed our level of sales and marketing activity, resulting in significantly lower advertising and marketing expenses during the three months and nine months ended March 31, 2009, as compared with the same periods in the prior fiscal year.

Reserves and Discounts

Reserves and discounts are summarized in the following table.

			2009 versus 2008 Increase (Decrease)
	2009	2008	Amount	%
	($ in thousands)

Three months ended March 31:
Provision for doubtful accounts	$3,245	$1,285	$1,960	153
Contractual discounts for LDC guarantees of customer accounts receivable (1)	1,170	985	185	19
Total reserves and discounts	$4,415	$2,270	$2,145	94

Nine months ended March 31:
Provision for doubtful accounts	$6,958	$2,943	$4,015	136
Contractual discounts for LDC guarantees of customer accounts receivable (1)	2,321	1,547	774	50
Total reserves and discounts	$9,279	$4,490	$4,789	107

(1)

By agreement, certain LDCs guarantee the collection of customer accounts receivable. Contractual discounts charged by various LDCs average approximately 1% of collections, which is effectively the cost to guarantee the customer accounts receivable.

Accounts receivable includes cash imbalance settlements that represent the value of excess natural gas delivered to LDCs for consumption by our customers and actual customer usage.   Historically, we have collected 100% of these imbalance settlement receivables.  However, as a result of a bankruptcy filing by a retail marketer in Georgia in October 2008, the collection of our imbalance receivable position in Georgia was placed at risk.  A preliminary settlement proposal offered in March 2009 for resolution of the imbalance receivable resulted in us recording an incremental provision for bad debt expense of approximately $0.6 million during the three months ended March 31, 2009.

Excluding the impact of the Georgia imbalance settlement, the higher provision for doubtful accounts for the three months and nine months ended March 31, 2009 was primarily due to:

·                  higher revenue during fiscal year 2009 in our largest non-guaranteed natural gas market in Georgia and in our non-guaranteed electricity market in Texas.  Total sales of natural gas and electricity for these markets increased a combined 19% during the nine months ended March 31, 2009; and

·                  general deterioration in the aging of customer accounts receivable and higher charge off experience in certain markets, including Georgia and Texas.  The deterioration in Georgia was primarily related to collections activity related to customers acquired from Catalyst Natural Gas, LLC in October 2008.

A recent conversion in one of our markets to a guaranteed receivables structure from non-guaranteed structure partially offset the increases to the provision noted above.  We continue to monitor economic conditions and collections experience in our markets in order to assess appropriate levels of our allowance for doubtful accounts.

Higher contractual discounts for LDC guarantees of customer accounts receivable during the three months and nine months ended March 31, 2009, as compared with the same periods in the prior fiscal year, are primarily due to generally higher sales of natural gas and electricity within our LDC guaranteed markets.  Total revenues within these markets increased approximately 16% during the nine months ended March 31, 2009, as compared to the same period in the prior fiscal year, primarily due to overall organic growth within these markets.  The weighted-average contractual discount rate charged by LDCs also increased by approximately 30%, primarily due to changes in customer market concentrations and increases in the discount rates required by LDCs in certain markets, particularly in Connecticut.

Depreciation and Amortization

Depreciation and amortization is summarized in the following table.

			2009 versus 2008 Increase (Decrease)
	2009	2008	Amount	%
	($ in thousands)

Three months ended March 31:
Depreciation of fixed assets	$1,931	$2,281	$(350)	(15)
Amortization of customer acquisition costs	8,376	6,050	2,326	38
Other amortization expense	2	2	—	—
Total depreciation and amortization	$10,309	$8,333	$1,976	24

Nine months ended March 31:
Depreciation of fixed assets	$5,903	$6,836	$(933)	(14)
Amortization of customer acquisition costs	22,745	16,800	5,945	35
Other amortization expense	8	6	2	33
Total depreciation and amortization	$28,656	$23,642	$5,014	21

During fiscal year 2008, we shifted our marketing focus and resources towards direct sales and marketing activities.  Much of the cost associated with these direct marketing channels are deferred as customer acquisition costs on our consolidated balance sheet and amortized over a three-year estimated benefit period.  Higher amortization expense for the three months and nine months ended March 31, 2009 was primarily due to higher deferrals of such direct marketing costs during fiscal year 2008 and the first three months of fiscal year 2009.

Interest Expense, net

Significant components of interest expense, net are summarized in the following table.

			2009 versus 2008 Increase (Decrease)
	2009	2008	Amount	%
	($ in thousands)
Three months ended 31:
Interest accrued on Floating Rate Senior Notes due 2011	$3,984	$4,874	$(890)	(18)
Interest rate swaps activity:
Change in fair market value (1)	(661)	2,488	(3,149)	(127)
Interest accrued	767	590	177	30
Interest and fees related to Revolving Credit Facility (2)	3,574	868	2,706	312
Interest and fees related to Hedge Facility (3)	594	479	115	24
Interest accrued on Denham Credit Facility	266	25	241	964
Other, primarily amortization of deferred financing costs	3,726	1,053	2,673	254
Total interest expense	12,250	10,377	1,873	18
Less: interest income	(6)	(574)	568	(99)
Interest expense, net	$12,244	$9,803	$2,441	25

Nine months ended March 31:
Interest accrued on Floating Rate Senior Notes due 2011	$12,964	$16,521	$(3,557)	(22)
Interest rate swaps activity:
Change in fair market value (1)	3,477	6,173	(2,696)	(44)
Interest accrued	1,895	845	1,050	124
Interest and fees related to Revolving Credit Facility (2)	6,131	2,212	3,919	177
Interest and fees related to Hedge Facility (3)	1,688	1,767	(79)	(4)
Interest accrued on Denham Credit Facility	544	528	16	3
Other, primarily amortization of deferred financing costs	8,247	4,009	4,238	106
Total interest expense	34,946	32,055	2,891	9
Less: interest income	(342)	(3,184)	2,842	(89)
Interest expense, net	$34,604	$28,871	$5,733	20

(1)

We utilize interest rate swap agreements to manage exposure to interest rate fluctuations on the Floating Rate Senior Notes due 2011. Mark-to-market adjustments and interest expense associated with these swap arrangements are recorded as adjustments to interest expense, net.

(2)

Includes interest expense associated with cash draws and bridge financing loans under the Revolving Credit Facility. In addition, we utilize the Revolving Credit Facility to post letters of credit related to activity under our Hedge Facility, commodity supplier agreements, transportation and storage agreements. Fees and interest expense associated with letters of credit are recorded as interest expense.

(3)	Represents fees charged by the hedge provider related to forward-hedged commodity volumes under the Hedge Facility.

Lower interest accrued on the Floating Rate Senior Notes due 2011 (the “Senior Notes”) was primarily due to a lower average interest rate, which decreased to 10.31% for the nine months ended March 31, 2009 from 12.36% for the same period in fiscal year 2008.  The average aggregate balance of Senior Notes outstanding also decreased to approximately $165.2 million for the nine months ended March 31, 2009, as compared to $174.7 million for the same period in fiscal year 2008, as a result of our purchase of Senior Notes during fiscal year 2008.

Higher interest and fees related to the Revolving Credit Facility are due to the following activity:

·                  higher interest and fees associated with outstanding letters of credit, partially due to an increase of approximately 50% in the average balance of cash advances and letters of credit outstanding, and partially due to generally higher letter of credit fees resulting from amendments to the agreement that governs the Revolving Credit Facility during fiscal year 2009; and

·                  new Bridge Financing loans from certain shareholders and members of senior management, as required by amendments to the agreement that governs the Revolving Credit Facility, which resulted in approximately $1.7 million and $2.0 million of incremental interest expense for the three months and nine months ended March 31, 2009, respectively.

During the six months ended December 31, 2007, we had an outstanding balance of $11.0 million under our credit facility with Denham Commodity Partners Fund LP (the “Denham Credit Facility”).  This balance was repaid in January 2008, and there were no additional amounts drawn under the Denham Credit Facility until September 2008, at which time we drew down the entire available balance of $12.0 million as required by the Amended Revolving Credit Facility.  We expect the outstanding balance of the Denham Credit Facility to remain at $12.0 million for the remainder of fiscal year 2009.

During the nine months ended March 31, 2009, we negotiated several amendments to our Hedge Facility and our Revolving Credit Facility.  Approximately $7.2 million of fees associated with these amendments were deferred for amortization over the remaining term of the facilities.  Higher amortization of deferred financing costs during the nine months ended March 31, 2009 was a direct result of these deferrals.

Lower interest income was a direct result of lower cash and cash equivalents, lower restricted cash balances and a lower interest rate earned during the nine months ended March 31, 2009, as compared to the same period in fiscal year 2008.

Income Tax Benefit

Higher income tax benefit for the nine months ended March 31, 2009 primarily resulted from a higher loss before income tax benefit.  Our effective tax rate was reduced to a benefit of 38.5% for the nine months ended March 31, 2009 from a charge of 54.2% for the same period in fiscal year 2008, primarily due to the following items:

·                  during the nine months ended March 31, 2008, we identified an uncertain tax position related to deduction of interest expense for state tax purposes, for which we also recorded a corresponding tax reserve, which increased the effective tax rate for that period by 6.6 percentage points;

·                  also during the nine months ended March 31, 2008, we recorded an incremental tax reserve related to filing of our 2007 state tax returns, which increased the effective tax rate for that period by 3.9 percentage points; and

·                  during the nine months ended March 31, 2009, a change in the mix of permanent differences decreased the effective tax rate by an additional 5.2 percentage points.  There were no new uncertain tax positions identified or related tax reserves recorded during the nine months ended March 31, 2009.

Total current and long-term deferred income tax assets were $51.5 million and $10.5 million at March 31, 2009 and June 30, 2008, respectively.  Higher deferred income tax assets at March 31, 2009 primarily resulted from significantly higher unrealized losses from risk management activities, which we expect will be offset by gross profit from fixed price customer contracts to be realized in future periods.

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

Cash Flow

During the nine months ended March 31, 2009, our cash and cash equivalents decreased $16.7 million to a balance of $55.2 million at the end of the period.  Approximately $24.8 million of cash was used in operating activities during the period, which reflects a $9.8 million change from the $34.6 million used in operations for the nine months ended March 31, 2008.  This overall decrease in cash used in operating activities was primarily due to lower cash used for net working capital needs, which was partially offset by higher cash used as a result of lower operating profit, excluding unrealized gains or losses from risk management activities and non-cash expenses such as depreciation, amortization and stock compensation expense.

Cash was also used in or provided by the following material investing and financing activities during nine months ended March 31, 2009:

·                  $11.9 million was used for investment in customer acquisition costs;

·                  $1.6 million was used for the purchase of natural gas inventories and customers as a result of the acquisition of Catalyst Natural Gas, LLC;

·                  $0.7 million was used for capital expenditures on fixed assets;

·                  $12.0 million was provided by borrowings under the Denham Credit Facility; and

·                  $10.4 million was provided by the Bridge Financing under the Revolving Credit Facility.

Revolving Credit Facility

We utilize our Revolving Credit Facility primarily to post letters of credit required to effectively operate within the markets that we serve.  At March 31, 2009, the total availability under the Revolving Credit Facility was $178.9 million, of which $142.8 million was utilized in the form of outstanding letters of credit.  During the nine months ended March 31, 2009, we drew $30.0 million of cash advances under the Revolving Credit Facility, all of which was repaid by March 31, 2009.  Total interest expense associated with these cash borrowings was less than $0.1 million for the nine months ended March 31, 2009.  There were no cash borrowings outstanding under the Revolving Credit Facility at March 31, 2009 or June 30, 2008, other than the $10.4 million of Bridge Financing loans outstanding at March 31, 2009.

The sharp drop in natural gas market prices during the first six months of fiscal year 2009 resulted in a significant reduction in the available borrowing base under our Revolving Credit Facility.  The reduced borrowing base strained our ability to post letters of credit as collateral with suppliers and hedge providers, resulting in waivers obtained from lenders related to certain provisions included in the agreement that governs the Revolving Credit Facility, and ultimately resulting in material amendments to the agreement that governs the Revolving Credit Facility (refer to amendment details below).  Such amendments had the following material direct impacts on our liquidity position:

·                  The maturity date of the Revolving Credit Facility was extended to July 31, 2009.  We are currently considering options for negotiating renewal or extension of our Revolving Credit Facility, or for negotiating a new lending facility with new lenders.  Although we expect that we will be able to renew, extend or replace the existing facility, no assurances can be made that we can do so on terms that will be favorable to us in comparison with our Revolving Credit Facility or at all.

·                  The maximum amount that could be borrowed under the Revolving Credit Facility was reduced from $280.0 million at June 30, 2008, to $255.0 million in September 2008 and finally to $244.6 million in November 2008.  The maximum borrowing amount will be further reduced to $125.0 million by June 30, 2009.

·                  The November 2008 amendment includes a provision that allows us to exceed the maximum amount that can be borrowed under the Revolving Credit Facility by various amounts that decrease incrementally from $35.0 million effective in November 2008 to $0 effective in March 2009.

·                  We paid approximately $7.2 million of closing costs, legal fees and consulting fees related to various amendments of the Revolving Credit Facility and the Hedge Facility during the nine months ended March 31, 2009, which were deferred on the consolidated balance sheet and are being amortized over the remaining terms of the facilities.  Incremental amortization expense associated with these deferred costs was approximately $4.4 million during the nine months ended March 31, 2009.

On September 30, 2008, the agreement that governs our Revolving Credit Facility was amended and restated.  The amended and restated agreement includes the following amendments to the previous agreement:

·                  The maturity date of the Revolving Credit Facility was extended through July 31, 2009.

·                  The maximum amount that we were permitted to borrow was reduced to $255.0 million.  The amendment allowed for new lenders to be added to the Revolving Credit Facility subsequent to closing, which could increase the maximum amount available for us to borrow to $280.0 million.

·                  We paid an upfront amendment closing fee of 0.75% of the aggregate commitment under the Revolving Credit Facility, which will be amortized to interest expense from October 2008 through July 2009.

·                  The margin added to base rate loans was increased by one percentage point.

·                  The fee associated with issuing letters of credit was increased to 2.75% per annum.  Various other fees under the facility were also increased.

·                  We were required to borrow any available balance under the Denham Credit Facility by November 7, 2008.  We borrowed the entire available balance under the Denham Credit Facility in September 2008.

·                  We may not acquire customer portfolios or operations of other companies without explicit approval by lenders holding a majority of the commitments under the Revolving Credit Facility.

·                  The financial covenant pertaining to the maximum average leverage ratio for the period from February 1, 2009 through the maturity date was lowered to 3.75 from 4.00.

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

On November 17, 2008, MXenergy Inc. and MXenergy Electric Inc. entered into the Third Amended and Restated Credit Agreement dated as of November 17, 2008 with Holdings and certain of its subsidiaries, as guarantors, the lenders party thereto and Société Générale, as administrative agent.  The Amended Revolving Credit Agreement reflects the following material amendments to the Revolving Credit Facility:

·                  The maximum amount that may be borrowed under the Revolving Credit Facility was reduced on the closing date to $244.6 million, and will be further reduced according to the following schedule:  (1) $225.0 million effective March 31, 2009; (2) $200.0 million effective April 30, 2009; (3) $175.0 million effective May 31, 2009; and (4) $125.0 million effective June 30, 2009 through the maturity date of the Revolving Credit Facility on July 31, 2009.

·                  The applicable borrowing base was increased by various amounts from the effective date of the Amended Revolving Credit Agreement through and including February 28, 2009, as follows: (1) $35.0 million from the closing date through and including December 12, 2008; (2) $25.0 million from December 13, 2008 through and including December 26, 2008; (3) $20.0 million from December 27, 2008 through and including January 9, 2009; (4) $15.0 million from January 10, 2009 through and including February 6, 2009; (5) $10.0 million from February 7, 2009 through and including February 27, 2009; (6) $5.0 million from February 28, 2009 through and including March 6, 2009; and (7) $0 thereafter.

·                  The margin added to base rate loans was increased by one percentage point while the additions to the applicable borrowing base noted above are effective.

·                  The aggregate outstanding principal amount of cash advances under the Revolving Credit Facility was limited to $20.0 million.

·                  The financial covenant pertaining to the minimum required consolidated tangible net worth was reduced by $5.0 million for the months of October, November and December 2008 and January, June and July 2009.

·                  The financial covenant pertaining to the minimum required consolidated working capital was increased by $ 12.0 million.

·                  The financial covenant pertaining to the interest coverage ratio was revised to require that the ratio of consolidated earnings before income taxes, depreciation and amortization expenses, adjusted as defined in the Amended Revolving Credit Agreement, to consolidated interest expense shall be at least: (1) 1.60 to 1.00 from September 30, 2008 through November 30, 2008; (2) 1.50 to 1.00 from December 1, 2008 through December 31, 2008; and (3) 1.35 to 1.00 from January 1, 2009 through the maturity date of the Revolving Credit Facility.

·                  The financial covenant pertaining to the maximum allowed negative consolidated earnings before income taxes, depreciation and amortization expenses, adjusted as defined in the Amended Revolving Credit Agreement was increased from negative $2.0 million to: (1) negative $5.0 for the three month period ended September 30, 2008; and (2) negative $3.0 million for the three month period ending October 31, 2008.

·                  We are required to have at least $10.0 million in available borrowing base on and after April 30, 2009.

·                  We are required to have at least $40.0 million in cash and cash equivalents at all times on and after April 30, 2009, excluding any such cash and cash equivalents acquired from the proceeds of advances under the Amended Revolving Credit Facility.

·                  We must actively seek a liquidity event, to be consummated no later than May 31, 2009, which may include one or more of the following: (1) the repayment in full of all of the obligations under the Revolving Credit Facility and the termination of the revolving commitments thereunder; or (2) an equity contribution to us in an amount no less than $75.0 million, which shall be made on terms and conditions satisfactory to Société Générale and the majority lenders at their sole discretion (a “Liquidity Event”).

·                  Certain milestone events and dates were established which required us to: (1) retain an investment bank by December 15, 2008 to facilitate the Liquidity Event noted above; (2) deliver a plan for a proposed Liquidity Event by December 31, 2008; (3) deliver an executed, non-binding letter of intent for a Liquidity Event by February 15, 2009, which shall not contemplate any form of financing from any of the lenders under the Revolving Credit

Facility; (4) deliver an executed contract for a liquidity event by March 31, 2009; and (5) consummate a liquidity event by May 31, 2009.

On March 11, 2009, MXenergy Inc. and MXenergy Electric Inc. entered into the First Amendment to the Third Amended and Restated Credit Agreement, which became effective as of March 17, 2009, retroactive to March 11, 2009, with Holdings and certain of its subsidiaries, as guarantors, the lenders party thereto and Société Générale, as administrative agent.  Pursuant to this amendment, the following provisions of the Third Amended and Restated Credit Agreement were amended:

·                  The revolving commitments of the lenders were reduced as follows: (a) to $230.0 million as of March 11, 2009; (b) to $210.0 million on March 31, 2009; (c) to $185.0 million on April 30, 2009; (d) to $165.0 million on May 31, 2009; and (e) to $115.0 million on June 30, 2009;

·                  Our ability to make cash advances under the Revolving Credit Facility was eliminated; and

·                  The date by which we are required to deliver an executed agreement for the consummation of a Liquidity Event was extended from March 31, 2009 to May 15, 2009.

On May 15, 2009, MXenergy Inc. and MXenergy Electric Inc. entered into the Second Amendment to the Third Amended and Restated Credit Agreement, which became effective as of May 15, 2009, with Holdings and certain of its subsidiaries, as guarantors, the lenders party thereto and Société Générale, as administrative agent.  Pursuant to this amendment, the following provisions of the Third and Restated Credit Agreement were added or amended, as applicable:

·                  The maximum amount that can be borrowed under the Revolving Credit Facility was reduced to $135.0 million as of May 15, 2009.  The existing step down to $115.0 million on June 30, 2009 was unchanged;

·                  The aggregate amount of letters of credit that may be issued with an expiration date beyond October 31, 2009 was limited to $40.0 million;

·                  The fee associated with issuing letters of credit was increased to 3.75%;

·                  The margin added to base rate loans was increased to 3.00%;

·                  Payments of interest to any Bridge Financing lenders are prohibited until termination of the Revolving Credit Facility;

·                  Any acquisition of customer portfolios or operations of other companies are prohibited;

·                  the volume of natural gas that can be maintained in inventory was limited to a maximum of : (a) 4.2 million MMBtus on any date from May 15, 2009 through May 31, 2009; (b) 5.1 million MMBtus on any date during the month of June 2009; and (c) 5.9 million MMBtus on any date during the month of July 2009;

·                  Our marketing expenses were limited to $0.2 million per week until June 1, 2009;

·                  We are required to maintain a minimum of $60.0 million of cash with the administrative agent as security for all obligations of the Revolving Credit Facility until termination of the Revolving Credit Facility and cancellation of all letters of credit issued thereunder;

·                  The definition of “Event of Default” was amended to include the early termination of any outstanding hedge contract, or an early termination or material amendment of the Master Transaction Agreement; and

·                  The date by which we are required to deliver an executed agreement in connection with a Liquidity Event was extended from May 15, 2009 to May 29, 2009.

The Amended Revolving Credit Agreement contains customary covenants that restrict certain of our activities including, among others, making capital expenditures, disposal of property and equipment, additional indebtedness, issuance of capital stock and payment of dividends.  The Amended Revolving Credit Agreement also contains customary events of default.  We were in compliance with all covenants under our Amended Revolving Credit Agreement as of March 31, 2009, including the milestone events relating to a Liquidity Event.

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

Hedge Facility

Although we engage in economic hedging activities with various counterparties for electricity, we utilize the Hedge Facility as our primary natural gas hedge facility (the “Hedge Facility”).  The Hedge Facility, which is governed by a master transaction agreement (the “Master Transaction Agreement”), was originally entered into on August 1, 2006 by and among MXenergy Inc., MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale as the hedge provider, and had an initial term of two years with subsequent one-year renewal terms.

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

In July 2008, the Master Transaction Agreement was amended to extend the termination date of the Hedge Facility to the earlier of August 1, 2009 or 30 days prior to the maturity date of the Revolving Credit Facility.  As a result of extension of the maturity date of the Revolving Credit Facility to July 31, 2009, the Hedge Facility is currently due to terminate on July 1, 2009.

On November 5, 2008, November 7, 2008 and November 17, 2008, MXenergy Inc. and MXenergy Electric Inc. entered into the Sixth Amendment to Master Transaction Agreement, the Seventh Amendment to Master Transaction Agreement and the Eighth Amendment to Master Transaction Agreement, respectively (collectively, the “November Hedge Facility Amendments”), with Holdings and certain of its subsidiaries, as guarantors, and Société Générale, as the hedge provider (the “Hedge Provider”), amending certain provisions of the Master Transaction Agreement.  The November Hedge Facility Amendments were executed in connection with a waiver and amendments to the agreement that governs the Revolving Credit Facility.

On March 16, 2009, MXenergy Inc. entered into the Ninth Amendment to Master Transaction Agreement, which became effective as of March 17, 2009 (the “Ninth Hedge Facility Amendment”), with Holdings and certain of its subsidiaries, as guarantors, and Société Générale, as hedge provider.  The purpose of the Ninth Hedge Facility Amendment was to conform certain provisions of the Master Transaction Agreement to the corresponding provisions in the First Amendment to the Third Amended and Restated Credit Agreement.  In addition, the Ninth Hedge Facility Amendment also amended the Master Transaction Agreement to require us to maintain cash on hand, minus the aggregate amount of revolving advances and bridge loans under the Credit Agreement, of no less than: (i) $20.0 million at any time on or after the effective date of the Ninth Hedge Facility Amendment; and (ii) $40.0 million at any time on or after March 31, 2009.

On May 15, 2009, MXenergy Inc. and MXenergy Electric Inc. entered into the Tenth Amendment to Master Transaction Agreement, which became effective as of May 15, 2009, with Holdings and certain of its subsidiaries, as guarantors, and Société Générale, as hedge provider.  Pursuant to this amendment, the date by which we are required to deliver an executed agreement in connection with a Liquidity Event was extended from May 15, 2009 to May 29, 2009.  Additionally, after May 29, 2009, counterparties for any new natural gas transactions must be acceptable to the hedge provider at its sole discretion.

Pursuant to the terms of the November Hedge Facility Amendments, the parties thereto agreed to defer certain payments due to the Hedge Provider until June 2009, at which time such fees will be paid by us.  In addition, certain hedging related fees were increased.  The terms of the Hedge Facility Amendments also conform various provisions of the agreement that governs the Hedge Facility to similar provisions contained in the agreement that governs the Revolving Credit Facility.

The Hedge Facility is secured by a first lien on customer contracts and a second lien on substantially all other assets.  As of June 30, 2008, we were required to post $25.0 million in collateral for any potential negative mark-to-market changes in the value of its forward hedge position.  As a result of the amendment to the Master Transaction Agreement that was finalized in July 2008, we are now required to increase the collateral required to be posted as margin to $35.0 million in the event that the negative mark-to-market value of its forward hedge position exceeds $25.0 million.  We have the flexibility to post either cash collateral or issue a letter of credit as margin for the Hedge Facility.  As of June 30, 2008, we posted a $25.0 million letter of credit as margin.  As of March 31, 2009, we have increased the letter of credit posted as margin to $35.0 million because our mark-to-market exposure under the Hedge Facility exceeded $25.0 million.

As of March 31, 2009, all of our natural gas hedge positions were with counterparties that had investment grade credit ratings.

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

Senior Notes

On August 4, 2006, we issued $190.0 million aggregate principal amount of Senior Notes, which mature on August 1, 2011 and bear interest at a rate equal to LIBOR plus 7.5% per annum.  The interest rate on the Senior Notes was 10.69% at June 30, 2008, was reset to 10.63% on August 1, 2008, and was reset again to 9.13% effective February 2, 2009.  The weighted-average interest rate was 10.31% and 12.36% for the nine months ended March 31, 2009 and 2008, respectively.  We have entered into interest rate swap agreements to hedge the floating rate interest expense on the Senior Notes.  Refer to “Item 3. Quantitative and Qualitative Disclosures About Market Risk” below for additional information regarding the interest rate swaps.

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

If a change of control, as defined in the indenture governing the Senior Notes, were to occur, we would be obligated to make an offer to purchase the Senior Notes, in whole or in part, at a price equal to 101% of the aggregate principal amount of the Senior Notes, plus accrued and unpaid interest, if any, to the date of purchase.  If a change of control were to occur, we may not have the financial resources to repay all of our obligations under the Senior Notes.  During the nine months ended March 31, 2009, there was no change in control, as defined in the indenture, which would obligate us to purchase the Senior Notes.

Denham Credit Facility

The Denham Credit Facility is a $12.0 million line of credit that bears interest at 9% per annum.  In March 2008, the agreement governing the Denham Credit Facility was amended to allow us to make principal draws until November 14, 2008.  The termination date for the Denham Credit Facility is May 19, 2010, at which time any outstanding principal balance will become due.  As of June 30, 2008, no amounts were outstanding under the Denham Credit Facility.

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

Our credit ratings as of March 31, 2009 are summarized in the following table.

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

Contractual Obligations

During the nine months ended March 31, 2009, there were no material changes to contractual obligations existing at June 30, 2008, and we did not enter into any new contractual arrangements or other commitments that would result in a material use of cash from operations for the remainder of the fiscal year ending June 30, 2009 or subsequent years.

Off-Balance Sheet Arrangements

As of March 31, 2009, we did not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

Commodity price risk is the risk of exposure to fluctuations in the price of natural gas and electricity.  Because our contracts require that we deliver full commodity requirements to many of our customers and because our customers’ usage is impacted by factors such as weather, we are exposed to fluctuations in customer load requirements.  We typically purchase commodity equal to expected customer consumption assuming normal weather patterns.  We may purchase additional commodity volumes for the summer in the case of electricity and for the winter in the case of natural gas in order to protect against a potential demand increase in peak seasons.  As a result of the natural swing in customer consumption related to weather changes, we may have to buy or sell additional volumes, and therefore may be exposed to price volatility.  We utilize various hedging strategies in order to mitigate the risk associated with potential volumetric variability of our monthly deliveries for fixed priced customers.

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

The natural gas swap instruments are generally settled against the closing price for the last trading day of each month for natural gas listed on the NYMEX Henry Hub futures contract.  In case of electricity swap instruments, settlement is based on ISO settlement prices during the month.  The financial basis swaps are typically settled against the first of the month published index prices at various trading points that relate to locations where we have customer obligations.  Basis swaps are priced based on the NYMEX price on the last day of the month plus or minus an agreed-upon premium or discount.   All of the natural gas swaps have been executed “over-the-counter” on a bilateral basis under the Hedge Facility or with other credit-worthy counterparties.  We also enter into financial swaps with other counterparties in order to meet electricity requirements. These are settled based on the index price for the appropriate ISO.  We only execute financial swaps with entities with investment grade credit ratings.   As of March 31, 2009, our hedge positions extend through December 2011.

We have adopted a risk management policy to measure and limit market risk and credit risk associated with our customer portfolio.  The risk policy requires that we maintain a balanced position at all times and does not permit speculative trading.  None of our employees are compensated on the basis of his or her trading gains.  In marketing products to residential and small commercial customers, we hedge in advance of anticipated contract sales (adjusted to reflect attrition).  When marketing to larger commercial accounts, the hedge is executed at the time of the contract sale.  Our current risk policy requires that the following exposures be promptly mitigated: (1) for natural gas, any exposure in excess of $1.0 million related to the volumetric difference between commitments to deliver natural gas to customers and the related hedge positions must be brought back in compliance within three business days; and (2) for electricity, any exposure greater than $750,000 related to the volumetric difference between commitments to deliver electricity to customers and related hedge positions must be brought back in compliance within three business days.

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

We utilize an internally developed modified variance/co-variance value-at-risk “VAR,” model to estimate potential loss in the fair value of our natural gas portfolio.  For our VAR model, we utilize the higher of 10-day and 30-day NYMEX volatility on a 2 standard deviation basis (95.45% confidence level).  During the three months and nine months ended March 31, 2009, volatility in natural gas commodity prices resulted in higher potential losses in the fair value of our natural gas portfolio using this VAR model.  The potential losses in the fixed price natural gas portfolio using our actual net open position at the end of each month during the nine months ended March 31, 2009 and 2008 are summarized in the following table.

Potential loss during the period	2009	2008
	(in thousands)
Three months ended March 31:
Average	$58	$84
Maximum	92	176
Minimum	25	32

Nine months ended March 31:
Average	$141	$52
Maximum	624	176
Minimum	25	13

There have been no material changes in our methodology or policies regarding commodity price risk management during the nine months ended March 31, 2009.

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

We also are exposed to credit risk in our sales activities.  For the nine months ended March 31, 2009, approximately 54% of our total sales of natural gas and electricity were within markets where LDCs do not guarantee customer accounts receivable while 46% of our total sales were within markets where LDCs guarantee customer accounts receivable at a weighted average discount rate of approximately 1%.  Such discount is the cost of service to guarantee the customer accounts receivable.  In cases where customer accounts receivable are guaranteed by the LDC, we are exposed only to the credit risk of the LDC, rather than that of our actual customers.  We monitor the credit ratings of LDCs and the parent companies of LDCs that guarantee our customer accounts receivable.  As of March 31, 2009, greater than 99% of our customer accounts receivable in guaranteed markets were with LDCs with investment grade credit ratings.  We also periodically review payment history and financial information for LDCs to ensure that we identify and respond to any deteriorating trends.

The allowance for doubtful accounts represents our estimate of potential credit losses associated with customer accounts receivable in markets where such receivables are not guaranteed by LDCs.  We assess the adequacy of our allowance for doubtful accounts through review of the aging of customer accounts receivable and general economic conditions in the markets that we serve.  Based upon our review as of March 31, 2009, and for the nine months then ended, we believe that the allowance for doubtful accounts is adequate to cover potential credit losses related to customer accounts receivable.

We record a provision for doubtful accounts for the estimated total revenue that is not expected to be collected from customers in non-guaranteed markets.  The following table provides a summary of the provision for doubtful accounts as a percentage of total sales of natural gas and electricity within these markets.

	2009	2008
Provision for doubtful accounts as a percentage of sales in non-guaranteed markets:
For the three months ended March 31	2.10%	0.73%
For the nine months ended March 31	1.87%	0.89%

The higher provision for doubtful accounts primarily relates to our largest non-guaranteed natural gas market in Georgia and our largest non-guaranteed electricity market in Texas.  Total sales of natural gas and electricity for these two markets increased by a combined 19% during the nine months ended March 31, 2009, as compared with the same period in the prior fiscal year.  In addition, during the nine months ended March 31, 2009, the Company experienced deterioration of the aging of billed customer accounts receivable within these two markets, which resulted in an increase in the provision for doubtful accounts.  The Company will continue to closely monitor economic conditions and actual collections data within these and other markets for signs of any negative long-term trends which could result in higher allowance requirements.

There have been no material changes in our methodology or policies regarding credit risk management during the nine months ended March 31, 2009.

Interest Rate Risk

We are exposed to fluctuations in interest rates under our Revolving Credit Facility and our Senior Notes.  As of March 31, 2009, $163.3 million aggregate principal of amount of the Senior Notes was outstanding, net of original issue discount.  We utilize interest rate swap agreements to manage our exposure to interest rate fluctuations on the Senior Notes.  These agreements effectively convert interest rate exposure from a variable rate to a fixed rate of interest.  As of March 31, 2009, the following interest rate swaps were outstanding:

·                  a $30.0 million swap that expires on August 2, 2010 and bears interest at 10.33% per annum; and

·                  an $80.0 million swap that expires on August 1, 2011 and bears interest at 13.24% per annum.

On August 1, 2008, a $50.0 million swap that was originally entered into in August 2006 expired and was not replaced.

All swaps are fixed-for-floating and settle against the six-month LIBOR rate.  None of these interest rate swaps have been designated as a hedge and, accordingly, changes in the market value of the interest rate swaps are charged directly to interest expense.

Based on the average outstanding amount of our variable rate indebtedness under the Senior Notes, net of interest rate swaps, a one percentage point change in the interest rates would have impacted our interest expense by approximately $0.4 million for the nine months ended March 31, 2009 and 2008.  Based on the average outstanding amount of variable rate indebtedness expected for the fiscal year ending June 30, 2009, a one percentage point change in the interest rates would impact interest expense for fiscal year 2009 by approximately $0.5 million, net of the effects of the interest rate swaps.

There have been no material changes in our methodology or policies regarding interest rate risk management during the nine months ended March 31, 2009.

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

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2009 that materially affected or are likely to materially affect our internal controls over financial reporting.

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

Pursuant to the Amended Revolving Credit Agreement, we are required to seek a Liquidity Event and achieve specified milestones related to such Liquidity Event on or before prescribed dates.  As of May 15, 2009, the remaining milestone events are: (1) the requirement that on or prior to May 29, 2009, we deliver to the lenders an executed agreement relating to the consummation of a Liquidity Event; and (2) the requirement that such Liquidity Event be consummated on or prior to May 31, 2009.  Failure to accomplish any of the remaining milestones by the prescribed dates would constitute a default under the terms of the Amended Revolving Credit Agreement, which would permit the lenders to accelerate the amounts owed to them under the Revolving Credit Facility and/or to terminate the Revolving Credit Facility, which is a primary source of liquidity for our operations.  Our ability to achieve the milestones on or before the prescribed dates is dependent upon various factors outside of our control, including negotiating acceptable terms with interested counterparties for the related Liquidity Event.  There can be no assurance that we will be able to achieve any of the remaining milestones by the prescribed dates.

Settlements of imbalance receivables from certain LDCs and ISOs may be subject to such LDCs’ or ISOs’ ability to settle their imbalance receivables from other retail marketers.

Retail energy marketers are responsible for providing adequate natural gas to LDCs and electricity to ISOs for ultimate delivery to customers.  Commodity amounts provided are generally based on estimates of customer usage over a prescribed period.  Imbalances occur when amounts delivered to an LDC (for natural gas) or an ISO (for electricity) exceed actual customer usage (resulting in a receivable from the LDC or ISO) or when amounts consumed by customers exceed amounts delivered to a LDC or an ISO (resulting in a payable to the LDC or ISO).  Certain LDCs and ISOs rely on collection of imbalances payable to them in order settle imbalances payable by them to retail marketers.  If retail marketers default on their obligations to settle an imbalance owing to a LDC or an ISO, such LDC or ISO may not have adequate resources to satisfy its obligation to settle imbalances owing to marketers.  Therefore, the inability of an LDC or an ISO to collect imbalance amounts from other retail energy marketers may hinder our ability to collect imbalance amounts owed to us by such LDC or ISO.

Our credit ratings from Standard & Poor’s and Moody’s are below investment grade.  Any further downgrades of our credit ratings may have a detrimental impact on our liquidity and our ability to operate our business.

Our credit ratings impact our ability to obtain financing for our operations.  In addition, our suppliers generally use credit ratings as a tool to assess the credit-worthiness of their customers.  We experienced downgrades of our credit ratings by both Standard & Poor’s and Moody’s during the nine months ended March 31, 2009, and we are subject to further review, revision or withdrawal at any time by either rating agency if, in such agency’s judgment, the circumstances so warrant.  If the rating agencies downgrade or withdraw our ratings, our access to capital markets could be significantly limited, which would adversely impact our overall liquidity position, increase our cost of borrowing and hinder our ability to obtain adequate supply of natural gas and electricity commodity to serve our customers.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended March 31, 2009, Holdings issued 20,577 shares of its common stock in connection with the exercise of options and warrants by current and former employees of the Company.  The weighted average exercise price of such options and warrants was $8.00.  The issuances of such securities were exempt from registration under Section 4(2) of the Securities Act.

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

MXENERGY HOLDINGS INC.
(Registrant)

Date: May 15, 2009	/s/ Jeffrey A. Mayer
Jeffrey A Mayer
President and Chief Executive Officer
(Principal executive officer)

Date: May 15, 2009	/s/ Chaitu Parikh
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
10.1

First Amended and Restated Credit Agreement, dated as of August 1, 2006, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, lenders party thereto and Société Générale, as administrative agent, syndication agent, lead arranger and sole bookrunner (1)

10.2

First Amendment to First Amended and Restated Credit Agreement, dated as of April 6, 2007, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto (1)

10.3

Second Amendment to First Amended and Restated Credit Agreement, dated as of December 17, 2007, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto (3)

10.4

Third Amendment to First Amended and Restated Credit Agreement, dated as of May 12, 2008 but effective as of March 1, 2008, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto (6)

10.5

Second Amended and Restated Credit Agreement, dated as of September 30, 2008, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto (7)

10.6

Waiver Agreement and Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of November 7, 2008, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain of its subsidiaries, as guarantors, the lenders party thereto and Société Générale, as administrative agent (8)

10.7

Third Amended and Restated Credit Agreement, dated as of November 17, 2008, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto. (9)

10.8

First Amendment to Third Amended and Restated Credit Agreement, dated as of March 11, 2009, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto (13)

10.9

Second Amendment to Third Amended and Restated Credit Agreement, dated as of May 15, 2009, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and lenders party thereto *

10.10

First Amended and Restated Pledge Agreement, dated as of August 1, 2006, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale (1)

10.11

First Amended and Restated Security Agreement, dated as of August 1, 2006, by and among MXenergy Inc. and MXenergy Electric Inc., as borrowers, MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale (1)

10.12

Amended and Restated Loan Agreement, dated as of November 14, 2003, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.13

Amended and Restated Security Agreement, dated as of November 14, 2003, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.14

Amendment No. 1 to Amended and Restated Loan Agreement, dated as of March 22, 2004, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.15

Amendment No. 2 to Amended and Restated Loan Agreement and Amendment No. 1 to Amended and Restated Security Agreement, dated as of December 19, 2005, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.16

Amendment No. 3 to Amended and Restated Loan Agreement and Amendment No. 2 to Amended and Restated Security Agreement, dated as of August 1, 2006, by and between Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC) and MXenergy Inc. (1)

10.17	Amendment No. 4 to Amended and Restated Loan Agreement, dated as of January 9, 2008, by and between Denham Commodity Partners Fund LP and MXenergy Inc. (3)
10.18

Subordination and Intercreditor Agreement, dated as of December 19, 2005, by and among Société Générale and certain counterparties, Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP), MXenergy Holdings Inc., MXenergy Inc., MXenergy Electric Inc. and certain of their respective subsidiaries and Virginia Power Energy Marketing, Inc. (1)

10.19

Amendment No. 1 to Subordination and Intercreditor Agreement, dated as of August 1, 2006, by and among Société Générale and certain counterparties, Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP), MXenergy Holdings Inc., MXenergy Inc. and certain of their respective subsidiaries (1)

10.20	Master Transaction Agreement, dated as of August 1, 2006, by and among MXenergy Inc., MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale (1)
10.21	First Amendment to Master Transaction Agreement, dated as of April 6, 2007, by and among MXenergy Inc., MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale (1)
10.22

Second Amendment to Master Transaction Agreement, dated as of December 17, 2007, by and among MXenergy Inc., MXenergy Holdings Inc. and certain subsidiaries thereof, as guarantors, and Société Générale (3)

10.23

Third Amendment to Master Transaction Agreement, dated as of May 12, 2008, by and among MXenergy, Inc., MXenergy Holdings, Inc. and certain subsidiaries thereof, as guarantors, and Société Générale (6)

10.24

Fourth Amendment to Master Transaction Agreement, dated as of July 31, 2008, by and among MXenergy, Inc., MXenergy Holdings, Inc. and certain subsidiaries thereof, as guarantors, and Société Générale (10)

10.25

Fifth Amendment to Master Transaction Agreement, dated as of September 30, 2008, by and among MXenergy, Inc., MXenergy Holdings, Inc. and certain subsidiaries thereof, as guarantors, and Société Générale (11)

10.26

Sixth Amendment to Master Transaction Agreement, dated as of November 5, 2008, by and among MXenergy, Inc., MXenergy Holdings, Inc. and certain subsidiaries thereof, as guarantors, and Société Générale (8)

10.27

Seventh Amendment to Master Transaction Agreement, dated as of November 7, 2008, by and among MXenergy, Inc. MXenergy Holdings, Inc. and certain subsidiaries thereof, as guarantors, and Société Générale (8)

10.28

Eighth Amendment to Master Transaction Agreement, dated as of November 17, 2008, by and among MXenergy, Inc., MXenergy Holdings, Inc. and certain subsidiaries thereof, as guarantors, and Société Générale (4)

10.29

Ninth Amendment to Master Transaction Agreement, dated as of March 16, 2009, by and among MXenergy, Inc., MXenergy Holdings, Inc. and certain subsidiaries thereof, as guarantors, and Société Générale (13)

10.30	Tenth Amendment to Master Transaction Agreement, dated as of May 15, 2009, by and among MXenergy, Inc., MXenergy Holdings, Inc. and certain subsidiaries thereof, as guarantors, and Société Générale *
10.31

Third Amended and Restated Stockholders’ Agreement, dated as of June 25, 2004, by and among MXenergy Inc., Charter Mx LLC, Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC), Jeffrey A. Mayer, Carole R. Artman-Hodge, Daniel P. Burke and certain other investors party thereto (1)

10.32

First Amendment to Third Amended and Restated Stockholders’ Agreement, dated as of June 9, 2008, by and among MXenergy Inc., Charter Mx LLC, Denham Commodity Partners Fund LP (formerly known as Sowood Commodity Partners Fund LP) (as successor to Lathi LLC), and stockholders holding a majority of the outstanding shares of Voting Stock as of the effective date (11)

10.33	Transition Services Agreement, dated as of August 1, 2006, by and between MXenergy Inc. and Shell Energy Services Company L.L.C. (1)
10.34	Employment Agreement, dated as of February 13, 2008, by and between MXenergy Inc. and Jeffrey Mayer (3)
10.35	Employment Agreement, dated as of August 4, 2006, by and between MXenergy Inc. and Steven Murray (1)
10.36	Employment Agreement, dated as of April 1, 1999, by and between MXenergy Inc. and Carole R. (“Robi”) Artman- Hodge (1)
10.37	Employment Agreement, dated as of February 13, 2008, by and between MXenergy Inc. and Chaitu Parikh (3)
10.38	Employment Agreement, dated as of December 24, 2004, by and between MXenergy Inc. and Thomas Hartmann (1)
10.39	Employment Agreement, dated as of June 13, 2007, by and between MXenergy Inc. and Gina Goldberg (12)
10.40	Employment Agreement, dated as of August 14, 2006, by and between MXenergy Inc. and Robert Werner (12)
10.41	2001 Stock Option Plan, as amended (1)
10.42	2003 Stock Option Plan, as amended (1)
10.43	2006 Equity Incentive Compensation Plan (1)
10.44	Form of Award Agreement under 2001 Stock Option Plan (1)
10.45	Form of Award Agreement under 2003 Stock Option Plan (1)
10.46	Form of Stock Option Award Agreement under 2006 Equity Incentive Compensation Plan (1)
10.47	Financial Advisory Agreement, dated as of May 1, 2007, by and between MXenergy Inc. and Greenhill & Co., LLC (1)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *†

*	Filed herewith.
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

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-4 (File No. 333-138425) declared effective on April 30, 2007.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 14, 2007.
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 7, 2007.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 2, 2008.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2008.
(9)	Incorporated by reference to the Company’s Amendment No. 1 to Quarterly Report on Form 10-Q/A for the quarterly period Ended September 30, 2008 filed on November 21, 2008.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 1, 2008.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 18, 2009.