Form 10-Q
period 2009-09-30
MxEnergy Holdings Inc
filed 2009-11-18
CIK 1375814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of October 31, 2009, there were 33,940,683 shares of the Registrant’s Class A Common Stock (par value $0.01 per share), 4,002,290 shares of the Registrant’s Class B Common Stock (par value $0.01 per share) and 16,362,139 shares of the Registrant’s Class C Common Stock (par value $0.01 per share) outstanding.

Documents incorporated by reference: None

MXENERGY HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I — FINANCIAL INFORMATION

Cautionary Note Regarding Forward-Looking Statements

Some statements in this Quarterly Report on Form 10-Q (the “Quarterly Report”) are known as “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, but are not limited to, statements about our plans, objectives, expectations and intentions and other statements contained in the Quarterly Report that are not historical facts and may relate to, among other things:

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

When used in the Quarterly Report, the words “may,” “will,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “predicts,” “estimates,” “potential,” “continue,” “projected” and similar expressions are generally intended to identify forward-looking statements, although the absence of such a word does not mean that such statement is not a forward-looking statement.

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

Therefore, we caution you not to place undue reliance on any forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements after the date of this Quarterly Report to conform these statements to actual results.  All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Item 1 — Financial Statements

MXENERGY HOLDINGS INC.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except share data)

	Balance At
	September 30, 2009	June 30, 2009

Assets:
Current assets:
Cash and cash equivalents	$3,506	$23,266
Restricted cash	1,501	75,368
Accounts receivable from customers and LDCs, net (Note 5)	35,895	47,598
Accounts receivable – RBS Sempra (Note 5)	11,876	—
Natural gas inventories (Note 6)	38,116	29,415
Current portion of unrealized gains from risk management activities, net (Note 11)	—	294
Income taxes receivable	6,311	6,461
Deferred income taxes (Note 9)	5,854	9,020
Fixed Rate Notes Escrow Account (Note 14)	8,977	—
Other current assets	11,124	12,084
Total current assets	123,160	203,506
Goodwill (Note 7)	3,810	3,810
Customer acquisition costs, net (Note 8)	25,723	27,950
Fixed assets, net	3,048	3,728
Deferred income taxes (Note 9)	18,255	15,089
Deferred debt issue costs (Notes 13, 14, 16)	16,012	4,475
Other assets	513	513
Total assets	$190,521	$259,071

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued liabilities (Note 10)	$21,694	$33,300
Accrued commodity purchases	3,914	9,847
Current portion of unrealized losses from risk management activities, net (Note 11)	23,679	34,224
Deferred revenue	10,825	4,271
Bridge Financing Loans payable (Note 17)	—	5,400
Denham Credit Facility (Note 17)	—	12,000
Total current liabilities	60,112	99,042
Unrealized losses from risk management activities, net (Note 11)	11,125	14,071
Long-term debt (Note 14)	56,384	163,476
Total liabilities	127,621	276,589

Redeemable Convertible Preferred Stock (Note 15)	—	54,632

Commitments and contingencies (Note 18)	—	—

Stockholders’ equity:
Common stock (Note 16):
Class A Common Stock (par value $0.01; 50,000,000 shares authorized; 33,940,683 shares issued and outstanding at September 30, 2009)	339	—
Class B Common Stock (par value $0.01; 10,000,000 shares authorized; 4,002,290 shares issued and outstanding at September 30, 2009)	40	—
Class C Common Stock (par value $0.01; 40,000,000 shares authorized; 16,362,139 shares issued and outstanding at September 30, 2009)	164	—
Common Stock (par value $0.01; 10,000,000 shares authorized; 4,681,219 shares issued and outstanding at June 30, 2009)	—	47
Total common stock	543	47
Additional paid-in capital	137,238	18,275
Accumulated other comprehensive loss	(101)	(3)
Accumulated deficit	(74,780)	(90,469)
Total stockholders’ equity	62,900	(72,150)
Total liabilities and stockholders’ equity	$190,521	$259,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,
	2009	2008

Sales of natural gas and electricity	$75,973	$122,569
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	48,811	116,888
Realized losses from risk management activities, net	13,907	1,024
Unrealized (gains) losses from risk management activities, net	(11,738)	78,662
	50,980	196,574
Gross profit (loss)	24,993	(74,005)

Operating expenses:
General and administrative expenses	14,496	12,592
Advertising and marketing expenses	353	821
Reserves and discounts	1,843	1,725
Depreciation and amortization	5,621	8,682
Total operating expenses	22,313	23,820

Operating profit (loss)	2,680	(97,825)
Interest expense, net of interest income of $49 and $386, respectively	12,916	6,741
Loss before income tax benefit	(10,236)	(104,566)
Income tax (expense) benefit	—	40,035
Net loss	$(10,236)	$(64,531)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(dollars in thousands)

	Three Months Ended September 30, 2009
	Common Stock	Additional Paid-in Capital	Unearned Stock Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

Balance at June 30, 2009	$47	$18,275	$—	$(3)	$(90,469)	$(72,150)
Issuance of Class A Common Stock	339	81,484	—	—	—	81,823
Issuance of Class B Common Stock	40	9,005	—	—	—	9,045
Issuance of Class C Common Stock	164	28,591	—	—	—	28,755
Cancellation of common stock	(47)	—	—	—	—	(47)
Stock compensation benefit	—	(117)	—	—	—	(117)
Revaluation of redeemable convertible preferred stock	—		—	—	25,925	25,925
Comprehensive loss:
Net loss	—	—	—	—	(10,236)	(10,236)
Foreign currency translation	—	—	—	(98)	—	(98)
Total comprehensive loss						(10,334)
Balance at September 30, 2009	$543	$137,238	$—	$(101)	$(74,780)	$62,900

	Three Months Ended September 30, 2008
	Common Stock	Additional Paid-in Capital	Unearned Stock Compensation	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

Balance at June 30, 2008	$36	$23,635	$(4)	$(189)	$9,732	$33,210
Issuance of common stock	11	(11)	—	—	—	—
Unamortized stock compensation	—	(194)	194	—	—	—
Stock compensation expense	—	363	—	—	—	363
Amortization of stock compensation	—	—	(190)	—	—	(190)
Revaluation of redeemable convertible preferred stock	—	(1,463)	—	—	—	(1,463)
Comprehensive loss:
Net loss	—	—	—	—	(64,531)	(64,531)
Foreign currency translation	—	—	—	40	—	40
Total comprehensive loss						(64,491)
Balance at September 30, 2008	$47	$22,330	$—	$(149)	$(54,799)	$(32,571)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,
	2009	2008

Operating activities:
Net loss	$(10,236)	$(64,531)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Unrealized (gains) losses from risk management activities, net	(11,738)	78,662
Stock compensation (benefit) expense	(117)	173
Provision for doubtful accounts	1,593	1,293
Depreciation and amortization	5,621	8,682
Deferred tax expense (benefit)	—	(33,911)
Non-cash interest expense, primarily unrealized losses on interest rate swaps and amortization of debt issuance costs	4,530	955
Amortization of customer contracts acquired	(42)	(511)
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash	73,867	(3)
Accounts receivable	10,110	14,086
Accounts receivable – RBS Sempra	(11,876)	—
Natural gas inventories	(8,701)	(30,163)
Income taxes receivable	150	(6,179)
Fixed Rate Notes Escrow Account	(8,977)	—
Option premiums	(96)	652
Other assets	260	(970)
Accounts payable and accrued liabilities	(17,497)	(31,481)
Deferred revenue	6,554	9,948
Net cash provided by (used in) operating activities	33,405	(53,298)

Investing activities:
Customer acquisition costs	(2,469)	(6,536)
Purchases of fixed assets	(245)	(471)
Net cash used in investing activities	(2,714)	(7,007)

Financing activities:
Repayment of Floating Rate Notes due 2011	(26,700)	—
Proceeds from Denham Credit Facility	—	12,000
Repayment of Denham Credit Facility	(12,000)	—
Repayment of Bridge Financing under the Revolving Credit Facility	(5,400)	—
Debt issuance costs	(6,038)	(2,339)
Stock issuance costs	(313)	—
Net cash (used in) provided by financing activities	(50,451)	9,661
Net decrease in cash and cash equivalents	(19,760)	(50,644)
Cash and cash equivalents at beginning of period	23,266	71,958
Cash and cash equivalents at end of period	$3,506	$21,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended September 30, 2009

Note 1.   Organization and Basis of Presentation

MXenergy Holdings Inc. (“Holdings”) was founded in 1999 as a retail energy marketer, and was incorporated in Delaware on January 24, 2005 as part of a corporate reorganization.  The two principal operating subsidiaries of Holdings are MXenergy Inc. and MXenergy Electric Inc. which are engaged in the marketing and supply of natural gas and electricity, respectively.  Holdings and its subsidiaries (collectively, the “Company”) operate in 39 market areas located in 14 states in the United States (the “U.S.”) and in two Canadian provinces.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with requirements of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements.  In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made.  These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “2009 Form 10-K”).  Certain reclassifications have been made to prior period amounts to conform to the current period presentations.  The accounting and reporting policies of the Company are consistent, in all material respects, with those used to prepare the 2009 Form 10-K, except for the impact of new accounting pronouncements summarized in Note 2 below.

The condensed consolidated balance sheet at June 30, 2009 has been derived from the audited consolidated financial statements included in the Company’s 2009 Form 10-K, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures.  Actual amounts could differ from those estimates.  Interim results should not be considered indicative of results for future periods.

Note 2.   New Accounting Pronouncements

Accounting Pronouncements Adopted During the Quarter Ended September 30, 2009

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”).  Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification (the “ASC”) supercedes all existing accounting and reporting standards, excluding those issued by the SEC, and is now the single source of authoritative U.S. GAAP for entities that are not SEC registrants.  Rules and interpretative releases of the SEC are also sources of U.S. GAAP for SEC registrants.  The Company adopted the provisions of SFAS No. 168 effective for the financial statements included in this Form 10-Q.  The adoption of SFAS No. 168, as codified by ASC Topic 105, “Generally Accepted Accounting Principles,” impacted the Company’s financial statement disclosures, but did not have any effect on its financial position or results of operations.

Effective July 1, 2009, the Company adopted ASC guidelines regarding accounting and reporting for business combinations that are consummated after July 1, 2009.  These guidelines include certain changed principles and requirements related to: (1) recognition and measurements of identifiable assets acquired, liabilities assumed, goodwill acquired, any gain from a bargain purchase, and any noncontrolling interest in an acquired company; (2) application issues relating to accounting and disclosures for assets and liabilities arising from contingencies in a business combination; and (3) disclosures regarding business combinations in financial statements.  The Company will apply the ASC guidelines prospectively to business combination transactions consummated after July 1, 2009, if any.  The Company did not consummate any business combination transactions during the three months ended September 30, 2009.

Accounting Pronouncements Not Yet Adopted as of September 30, 2009

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Fair Value Measurements and Disclosures,” (“ASU 2009-05”).  ASU 2009-05 amends Topic 820 of the ASC by providing additional guidance clarifying the measurement of liabilities at fair value.  The amendments prescribed by ASU 2009-05 will become effective for the

Company’s quarterly reporting period ending December 31, 2009 and are not expected to have a material impact on the Company’s financial position or results of operations.

Note 3.  Debt and Equity Restructuring

A sharp drop in natural gas market prices during the six months ended December 31, 2008 resulted in a significant reduction in the available borrowing base under the Company’s revolving credit facility (the “Revolving Credit Facility”).  The reduced borrowing base strained the Company’s ability to post letters of credit as collateral with suppliers and hedge providers, caused defaults of certain financial covenants included in the agreement that governed the Revolving Credit Facility, prompted downgrades in the Company’s credit ratings from Standard & Poor’s and Moody’s and ultimately resulted in the Company obtaining material waivers of and amendments to the agreement that governed the Revolving Credit Facility and the Company’s principal commodity hedge facility (the “Hedge Facility”). Such amendments had material direct impacts on the Company’s liquidity position and operations during fiscal year 2009 and the first three months of fiscal year 2010 (refer to Note 13), including requiring that the Company seek a new facility to replace the Revolving Credit Facility and the Hedge Facility.

On September 22, 2009, the Company consummated an equity and debt restructuring (the “Restructuring”), which included various transactions.  The Restructuring included a debt exchange transaction that was accounted for as a troubled-debt restructuring in accordance with U.S. GAAP, and therefore did not result in any gain or loss recorded in the consolidated statements of operations.  The transactions consummated in connection with the Restructuring had material impacts on various asset, liability and stockholders’ equity accounts, as summarized in the following table.

	Balance at June 30, 2009	Restructuring Transactions, Net	Other Operating Activity, Net		Balance at September 30, 2009
	(in thousands)
Assets:
Cash and cash equivalents	$23,266	$(2,375)	$(17,385)		$3,506
Restricted cash	75,368	(75,000)	1,133		1,501
Accounts receivable – RBS Sempra	—	17,948	(6,072)		11,876
Fixed Rate Notes Escrow Account	—	8,977	—		8,977
Deferred debt issue costs	4,475	15,083	(3,546	)(1)	16,012
Net impact on selected asset accounts	$103,109	$(35,367)	$(25,870)		$41,872

Liabilities and stockholders’ equity:
Liabilities:
Bridge Financing Loans payable	$5,400	$(5,400)	$—		$—
Denham Credit Facility	12,000	(12,000)	—		—
Long-term debt:
Fixed Rate Notes due 2014	—	49,951	79	(2)	50,030
Floating Rate Notes due 2011	163,476	(158,787)	1,665	(2)	6,354
Net impact on selected liability accounts	180,876	(126,236)	1,744		56,384

Redeemable convertible preferred stock	54,632	(54,632)	—		—

Stockholders’ equity:
Common stock	47	496	—		543
Additional paid in capital	18,275	119,080	(117)		137,238
Accumulated deficit	(90,469)	25,925	(10,236)		(74,780)
Net impact on selected stockholders’ equity accounts	(72,147)	145,501	(10,353)		63,001
Net impact on selected liability and stockholders’ equity accounts	$163,361	$(35,367)	$(8,609)		$119,385

(1)   Represents amortization of deferred debt issue costs recorded as interest expense during the three months ended September 30, 2009.

(2)   Represents amortization of original issue discount recorded as interest expense during the three months ended September 30, 2009.

Material impacts of the Restructuring transactions that resulted in sources and uses of cash and cash equivalents include:

•      $75.0 million of restricted cash held as collateral for obligations under the Revolving Credit Facility was released to cash and cash equivalents upon maturity of the Revolving Credit Facility in September 2009;

•      $26.7 million was paid to bondholders in partial exchange for their Floating Rate Senior Notes due 2011 (the “Floating Rate Notes due 2011”; refer to Note 14);

•      $12.0 million of principal outstanding, plus accrued and unpaid interest, under the credit agreement (the “Denham Credit Facility”) with Denham Commodity Partners LP (“Denham”) was repaid and the Denham Credit Facility was terminated (refer to Note 17);

•      $9.0 million was transferred from cash and cash equivalents to an escrow account (the “Fixed Rate Notes Escrow Account”), which is maintained as security for future interest payments to holders of the 13.25% Senior Subordinated Secured Notes due 2014 (the “Fixed Rate Notes due 2014”; refer to Note 14);

•      $6.4 million of legal, consulting and other fees directly related to various Restructuring transactions were paid and recorded as deferred debt issue costs ($6.1 million) and stock issue costs ($0.3 million).  The deferred debt issue costs will be amortized as an increase to interest expense over the remaining terms of the related agreements; and

•      $5.4 million of principal outstanding, plus accrued and unpaid interest, of bridge financing loans under the Revolving Credit Facility (the “Bridge Financing Loans”) were repaid and the Bridge Financing Loans were terminated (refer to Note 17).

In addition, in connection with the two master supply and hedge agreements (the “Commodity Supply Facility), certain banking relationships that previously belonged to the Company are now under RBS Sempra’s name and control.  Cash is released by RBS Sempra to the Company as required to meet the Company’s ongoing operating cash requirements.  As a result, $11.9 million that would have been included in cash and cash equivalents prior to the Restructuring has been recorded as accounts receivable from RBS Sempra as of September 30, 2009.

Long-Term Debt Activity

The Company consummated an exchange offer of $158.8 million aggregate principal amount of outstanding Floating Rate Notes due 2011 for:

•      $26.7 million of cash;

•      $67.8 million aggregate principal amount of Fixed Rate Notes due 2014, which were recorded on the consolidated balance sheets net of a $17.8 million original issue discount.  The original issue discount will be amortized as an increase to interest expense over the remaining term of the Fixed Rate Notes due 2014; and

•      33,940,683 shares of newly authorized $0.01 par value Class A Common Stock of Holdings, recorded at their aggregate fair value of approximately $82.1 million ($0.3 million par value, recorded as Class A Common Stock; and $81.8 million recorded as additional paid in capital on the consolidated balance sheets).

The exchange was accounted for as a troubled-debt restructuring in accordance with U.S. GAAP, and therefore did not result in any gain or loss recorded in the consolidated statements of operations.

During the three months ended September 30, 2009, the Company recorded $0.1 million and $1.7 million of amortization of original issue discount related to the Fixed Rate Notes due 2014 and Floating Rate Notes due 2011, respectively.

Stockholders’ Equity Activity

All equity transactions consummated in connection with the Restructuring were recorded at the fair value of various classes of common stock issued on September 22, 2009.  In addition to the Class A Common Stock issued to holders of Fixed Rate Notes due 2014, Holdings also issued the following shares of common stock as a result of non-cash transactions:

•      4,002,290 shares of newly authorized $0.01 par value Class B Common Stock were issued to RBS Sempra, as a condition to the entry into the agreements governing the Commodity Supply Facility.  The aggregate $9.0 million fair value of Class B Common Stock issued to RBS Sempra (par value of less than $0.1 million, recorded as Class B Common Stock; and $9.0 million recorded as additional paid in capital) was also recorded as deferred debt issue costs on the consolidated balance sheets during the first quarter of fiscal year 2010 and will be amortized as interest expense over the remaining term of the Commodity Supply Facility.

•      11,862,551 shares of newly authorized $0.01 par value Class C Common Stock were issued to holders of Series A redeemable convertible preferred stock (the “Preferred Stock”).  Prior to the Restructuring, the Preferred Stock was recorded at its estimated redemption value of $54.6 million on the consolidated balance sheets.  The aggregate fair value of Class C Common Stock issued to holders of Preferred Stock was $28.7 million ($0.1 million par value, recorded as Class C Common Stock; and $28.6 million recorded as additional paid in capital).  The $25.9 million excess of redemption value of the Preferred Stock over the fair value of Class C Common Stock issued to the holders of the Preferred Stock was recorded as a reduction of accumulated deficit on the consolidated balance sheets.

•      4,499,588 shares of newly authorized $0.01 par value Class C Common Stock were issued to the holders of Holdings’ common stock issued and outstanding prior to the consummation of the Restructuring.  All 4,681,219 shares of Holdings’ common stock issued and outstanding prior to the Restructuring were retired as a result of the transaction.

Operating Expense Activity

In connection with the Restructuring, the Company recorded approximately $2.2 million of non-recurring general and administrative expenses during the three months ended September 30, 2009, including:

•      $0.8 million of bonuses, included in salaries and benefits, which were paid to senior management in connection with the consummation of the Restructuring;

•      $0.2 million of severance costs, included in salaries and benefits, which related to certain employees terminated in September 2009 as part of an initiative to streamline the Company’s organizational structure and control operating costs; and

•      $1.2 million of professional fees incurred in connection with various potential liquidity events considered during fiscal year 2009 and the first three months of fiscal year 2010.

Note 4.   Seasonality of Operations

Natural gas and electricity sales accounted for approximately 68% and 32%, respectively, of the Company’s total sales for the three months ended September 30, 2009.  Weather conditions have a significant impact on customer demand for natural gas and electricity.  In addition, weather can have an impact on the price of natural gas and electricity.  Customer demand exposes the Company to a high degree of seasonality in sales, cost of sales, billing and collection of customer accounts receivable, inventory requirements and cash flows.  In addition, budget billing programs and payment terms of local distribution companies (“LDCs”) can cause timing differences between the billing and collection of accounts receivable and the recording of revenues.

The Company utilizes a considerable amount of cash from operations to meet working capital requirements during the months of November through March of each fiscal year.  In addition, the Company utilizes cash to purchase natural gas inventories during the months of April through October.  The majority of natural gas customer consumption and gross profit occurs during the months of November through March with collections on accounts receivable peaking in the spring.  By contrast, electricity customer consumption and gross profit peaks during the summer months of June through September with collections on accounts receivable peaking in late summer and early fall.

The impact of rapidly rising or falling commodity prices also varies greatly depending on the period of time in which they occur during the Company’s fiscal year.  Although commodity price movements can have material short-term impacts on monthly and quarterly operating results, the Company’s economic hedging and contract pricing strategies may reduce the impact of such trends on operating results for a full fiscal year.  Therefore, the short-term impacts of changing commodity prices should be considered in the context of the Company’s entire annual operating cycle.

Note 5.   Accounts Receivable

Accounts Receivable From Customers and LDCs, Net

Accounts receivable, net, is summarized in the following table.

	Balance at
	September 30,	June 30,
	2009	2009
	(in thousands)
Billed customer accounts receivable:
Guaranteed by LDCs	$5,013	$7,768
Non-guaranteed by LDCs	20,710	26,679
	25,723	34,447
Unbilled customer accounts receivable (1):
Guaranteed by LDCs	5,279	5,737
Non-guaranteed by LDCs	8,662	10,547
	13,941	16,284
Total customer accounts receivable	39,664	50,731
Less: Allowance for doubtful accounts	(6,340)	(7,344)
Customer accounts receivable, net	33,324	43,387
Cash imbalance settlements and other receivables, net (2)	2,571	4,211
Accounts receivable, net	$35,895	$47,598

(1)   Unbilled customer accounts receivable represents estimated revenues associated with natural gas and electricity consumed by customers but not yet billed under the monthly cycle billing method utilized by LDCs.

(2)   Cash imbalance settlements represent differences between natural gas delivered to LDCs for consumption by the Company’s customers and actual customer usage.  Such imbalances are expected to be settled in cash within the next 12 months in accordance with contractual payment arrangements with the LDCs.

The Company operates in 39 market areas located in 14 U.S. states and two Canadian provinces.  The Company’s diversified geographic coverage mitigates the credit exposure which could result from concentrations in a single LDC territory or a single regulatory jurisdiction, from extreme local weather patterns or from an economic downturn in any single geographic region.  In addition, the Company has limited exposure to risk associated with high concentrations of sales volumes with individual customers.  The Company’s largest customer accounted for approximately 4.6% and 3.4% of natural gas sales during the three months ended September 30, 2009 and 2008, respectively.

The allowance for doubtful accounts represents the Company’s estimate of potential credit losses associated with customer accounts receivable in markets where such receivables are not guaranteed by LDCs.  The Company assesses the adequacy of its allowance for doubtful accounts through review of the aging of customer accounts receivable and general economic conditions in the markets that it serves.  Based upon this review as of September 30, 2009, the Company believes that its allowance for doubtful accounts is adequate to cover potential credit losses related to customer accounts receivable.  An analysis of the allowance for doubtful accounts is provided in the following table.

	Three Months Ended September 30,
	2009	2008
	(in thousands)

Balance at beginning of period	$7,344	$5,154
Add: Provision for doubtful accounts	1,593	1,293
Less: Net (charge offs) recoveries of customer accounts receivable	(2,597)	(1,350)
Balance at end of period	$6,340	$5,097

Provision for doubtful accounts as a percent of sales of natural gas and electricity in non-guaranteed markets	3.26%	1.71%

Reserves and discounts in the consolidated statements of operations includes the provision for doubtful accounts related to customer accounts receivable within markets where such receivables are not guaranteed by LDCs as well as discounts related to customer accounts receivable that are guaranteed by LDCs.  During the three months ended September 30, 2009, approximately 64% of the Company’s total sales of natural gas and electricity were within markets where LDCs do not guarantee customer accounts receivable while 36% of total sales were within markets where LDCs guarantee customer accounts receivable at a weighted average discount rate of approximately 1%.  Such discount is the cost to guarantee the customer accounts receivable.  In cases where customer accounts receivable are guaranteed by the LDC, the Company is exposed to the credit risk of the LDC, rather than to that of its customers.  The Company monitors the credit ratings of LDCs and the parent companies of LDCs that guarantee customer accounts receivable.  The Company also periodically reviews payment history and financial information for LDCs to ensure that it identifies and responds to any deteriorating trends.  As of September 30, 2009, all of the Company’s customer accounts receivable in guaranteed markets were with LDCs with investment grade credit ratings.

Despite a reduction in total revenues in markets where customer accounts receivable are not guaranteed by LDCs, the provision for doubtful accounts increased $0.3 million (23%) for the three months ended September 30, 2009, as compared with the same period in the prior fiscal year.  The higher provision primarily relates to continued deterioration of the aging of billed customer accounts receivable within certain of the Company’s natural gas markets in Georgia and the northeastern U.S.  Higher provision for doubtful accounts in Georgia was partially due to higher charge offs of customer accounts receivable related to the customer accounts acquired in the Company’s October 2008 acquisition of Catalyst Natural Gas, LLC.  Higher provision for doubtful accounts in Georgia and the northeastern U.S. was partially offset by lower provision in the Company’s electricity market in Texas, which was due to lower revenues and more stringent credit standards for customers in that market.  The Company will continue to closely monitor economic conditions and actual collection data within these and other markets for signs of any negative long-term trends which could result in higher allowance requirements.

Accounts Receivable — RBS Sempra

In connection with the Commodity Supply Facility, certain banking relationships that previously belonged to the Company are now under RBS Sempra’s name and control.  Cash is released by RBS Sempra to the Company as required to meet the Company’s ongoing operating cash requirements.

The agreements that govern the Commodity Supply Facility include provisions that allow for net settlement of amounts due from and due to RBS Sempra.  Accordingly, the Company records amounts due from and due to RBS Sempra net on the consolidated balance sheets.  At September 30, 2009, approximately $5.2 million of accounts payable to RBS Sempra are recorded as an offset to accounts receivable from RBS Sempra on the consolidated balance sheets.

Note 6.  Natural Gas Inventories

Natural gas inventories are summarized in the following table.

	Balance at
	September 30, 2009	June 30, 2009
	(in thousands)

Storage inventory for delivery to customers	$31,691	$24,457
Imbalance settlements in-kind (1)	6,425	4,958
Total	$38,116	$29,415

(1)   Represents inventory to be transferred to the Company or its customers from LDCs as a result of an excess of natural gas deliveries over amounts used by customers in prior periods.   These inventories are expected to be transferred to the Company or its customers within the upcoming twelve-month period.

The increase in storage inventory for delivery to customers from June 30, 2009 to September 30, 2009 was primarily due to a higher volume of natural gas MMBtus held in storage, which is normal seasonal activity as the Company prepares to serve its natural gas customers over the upcoming winter season.  The weighted-average cost per MMBtu of natural gas held in storage decreased slightly over the same period, which partially offset the impact of higher volume of natural gas held in storage.

Note 7.   Goodwill

The Company’s goodwill, which relates to the acquisition of substantially all of the assets of Shell Energy Services Company L.L.C. in August 2006, is assigned to the natural gas business segment.  The Company tests its goodwill for impairment annually at June 30, or if events or changes in circumstances may indicate an impairment of goodwill exists.  Material events, transactions and changes in circumstances are evaluated for their impact on the fair value of the natural gas business segment and the recorded value of goodwill.  During the three months ended September 30, 2009, the Company evaluated the impacts of various transactions consummated in connection with the Restructuring and concluded that they did not have any impact on the recorded carrying value assigned to goodwill.

Note 8.  Customer Acquisition Costs, Net

Customer acquisition costs and related accumulated amortization are summarized in the following table.

	Gross Book Value	Accumulated Amortization	Net Book Value
	(in thousands)

Balance at September 30, 2009:
Customer contracts acquired	$10,285	$6,003	$4,282
Direct sales and advertising costs	43,203	21,762	21,441
Total customer acquisition costs	$53,488	$27,765	$25,723

Balance at June 30, 2009:
Customer contracts acquired	$48,832	$42,553	$6,279
Direct sales and advertising costs	40,744	19,073	21,671
Total customer acquisition costs	$89,576	$61,626	$27,950

Amortization expense relating to capitalized customer acquisition costs was $4.7 million and $6.7 million for the three months ended September 30, 2009 and 2008, respectively.  Amortization expense associated with customer acquisition costs capitalized as of September 30, 2009 is expected to be approximately $12.9 million for the remainder of fiscal year 2010, $10.0 million for fiscal year 2011 and $2.8 million for fiscal year 2012 and years after.

The value and recoverability of direct sales and advertising customer acquisition costs are reviewed quarterly by comparing their carrying value to their projected future cash flows on an undiscounted basis.  No impairment was indicated as a result of these comparisons as of September 30, 2009.  Customer contracts acquired are formally evaluated for impairment annually as of June 30.  On a quarterly basis, the Company assesses whether there were any material events or transactions which warranted consideration for their impact on the recorded book value assigned to any customer acquisition costs.  During the three months ended September 30, 2009, there were no material events or transactions which warranted consideration for their impact on the recorded book value assigned to customer acquisition costs.

At September 30, 2009, the weighted average remaining amortization period associated with all customer acquisition costs was approximately 1.4 years.

Note 9.   Income Taxes

The Company’s effective income tax rate was 0% and a benefit of 38.3% for the three months ended September 30, 2009 and 2008, respectively.  For the three months ended September 30, 2009, the Company recorded a valuation allowance that reduced any tax benefit which would otherwise have been recorded.  No valuation allowance was recorded at September 30, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s policy is to establish a valuation allowance if it is “more likely than not” that the related tax benefits will not be realized.  As of September 30, 2009 and June 30, 2009, the Company determined based on available evidence, including historical financial results for the last three years, that it is “more likely than not” that a portion of these items may not be recoverable in the future.  Accordingly, the Company recorded valuation allowances at September 30, 2009 and June 30, 2009 related to non-recovery of deferred tax assets.

The Worker, Homeownership, and Business Assistance Act of 2009, which was signed into law on November 6, 2009, contains a number of tax law changes, including a provision that permits companies to elect to carry back certain net operating losses up to five years.  The Company is evaluating the impact of these tax law changes on its current and deferred taxes, and intends to recognize the effect of these changes, if any, during the three months ended December 31, 2009.

Note 10.   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized in the following table.

	Balance at
	September 30, 2009	June 30, 2009
	(in thousands)

Interest payable (1)	$800	$8,946
Trade accounts payable and accrued liabilities (2)	15,634	13,952
Payroll and related expenses	1,583	4,761
Sales and other taxes	1,844	2,193
Other	1,833	3,448
Total accounts payable and accrued liabilities	$21,694	$33,300

(1)   Includes $1.0 million of accrued interest at June 30, 2009 related to Bridge Financing Loans and the Denham Credit Facility.  All amounts due to the Bridge Financing Loans lenders and Denham were repaid in September 2009 in connection with the Restructuring.  Refer to Note 17 for additional information regarding related party transactions.

(2)   Includes $0.8 million and $1.9 million due to related parties at September 30, 2009 and June 30, 2009, respectively, for legal services, financial advisory services and management fees.  Refer to Note 17 for additional information regarding related party transactions.

Interest payable relates primarily to accrued interest on the Fixed Rate Notes due 2014 and the Floating Rate Notes due 2011.  Trade accounts payable and accrued expenses relate primarily to transportation and distribution charges, imbalances and other utility-related expenses.

Note 11.  Derivatives and Hedging Activities

The Company is exposed to certain risks relating to its ongoing business operations.  The primary risks managed by using derivative instruments are commodity price risk and interest rate risk.  The Company has a risk management policy that is intended to reduce its financial exposure related to changes in the price of natural gas and electricity and to changes in the interest rates associated with its Commodity Supply Facility and Floating Rate Notes due 2011.  The Company’s risk management policy defines various risk management controls and limits that are designed to monitor its commodity price risk position and ensure that hedging performance is in line with objectives established by its Board of Directors and management.  Speculative trading activities are explicitly prohibited under the Company’s risk management policy.

The Company utilizes derivative financial instruments to reduce its exposure to fluctuations in the price of natural gas and electricity.  Commodity derivatives utilized typically include swaps, forwards and options that are bilateral contracts with counterparties.  In addition, certain contracts with customers are also accounted for as derivatives.  The Company has not elected to designate any derivative instruments as hedges under U.S. GAAP guidelines.  Accordingly, any changes in fair value during the term of a derivative contract are adjusted through unrealized losses (gains) from risk management activities in the consolidated statements of operations with offsetting adjustments to unrealized gains or unrealized losses from risk management activities in the consolidated balance sheets.  Unrealized gains from risk management activities on the consolidated balance sheets represent receivables from various derivative counterparties, net of amounts due to the same counterparties when master netting agreements exist.  Unrealized losses from risk management activities represent liabilities to various derivative counterparties, net of receivables from the same counterparties when master netting agreements exist.  Settlements on the derivative instruments are realized monthly and are generally based upon the difference between the contract price and the closing price as quoted on the New York Mercantile Exchange (“NYMEX”) or other published index.

The recorded values of derivative instruments reflect management’s best estimate of fair value, which takes into account various factors including closing exchange and over-the-counter quotations, parity differentials and volatility factors underlying the commitments.  In addition, the recorded fair values are discounted to reflect counterparty credit risk and time value of settlement.

Volumes associated with commodity derivative instruments outstanding, which expire at various times through December 2011, are summarized in the following table.  The volumes in the table do not quantify risk or represent assets or liabilities of the Company, but are used in the calculations of fair value and cash settlements under the contracts.

	Open Contracts as of
	September 30, 2009	June 30, 2009
Natural gas instruments:
Financial forward derivative instruments:
NYMEX referenced over the counter swaps (MMBtus) (1)	9,584,000	10,158,000
Basis swaps (MMBtus)	12,471,000	11,712,000
Options (MMBtus)	1,239,000	1,015,000

Electricity instruments:
Financial forward derivative instruments:
Swaps and fixed price contracts (MWhrs) (2)	127,000	168,000

(1)  Million British thermal units

(2)  Megawatt Hours = 1 Million watt hours

The fair value of these derivative instruments recorded on the Company’s consolidated balance sheets are summarized in the following tables.

		Fair Value as of September 30, 2009
Type of Derivative	Location on the Consolidated Balance Sheet	Prior to Netting	Impact of Master Netting Agreements	After Netting
		(in thousands)

Asset derivatives:
Commodity derivatives	Unrealized gains from risk management activities, net	$25,833	$(25,833)	$—
Total		$25,833	$(25,833)	$—

Liability Derivatives:
Commodity derivatives	Unrealized losses from risk management activities, net	$53,792	(25,833)	$27,959
Interest rate derivatives	Unrealized losses from risk management activities, net	6,845	—	6,845
Total		$60,637	$(25,833)	$34,804

		Fair Value as of June 30, 2009
Type of Derivative	Location on the Consolidated Balance Sheet	Prior to Netting	Impact of Master Netting Agreements	After Netting
		(in thousands)

Asset derivatives:
Commodity derivatives	Unrealized gains from risk management activities, net	$24,649	$(24,355)	$294
Total		$24,649	$(24,355)	$294

Liability Derivatives:
Commodity derivatives	Unrealized losses from risk management activities, net	$64,347	$(24,355)	$39,992
Interest rate derivatives	Unrealized losses from risk management activities, net	8,303	—	8,303
Total		$72,650	$(24,355)	$48,295

The effect of derivative instruments on the Company’s consolidated statements of operations is summarized in the following table.

	Location of (Gains) Losses Recognized on the Consolidated Statement of Operations	Amount of (Gains) Losses Recognized
		(in thousands)
Three Months Ended September 30, 2009:
Commodity derivatives	Cost of goods sold – realized (gains) losses from risk management activities, net	$13,907
Commodity derivatives	Cost of goods sold – unrealized (gains) losses from risk management activities, net	(11,738)
Interest rate derivatives	Interest expense, net of interest income	(1,459)
Total		$710

Three Months Ended September 30, 2008:
Commodity derivatives	Cost of goods sold – realized (gains) losses from risk management activities, net	$1,024
Commodity derivatives	Cost of goods sold – unrealized (gains) losses from risk management activities, net	78,662
Interest rate derivatives	Interest expense, net of interest income	(631)
Total		$79,055

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

Under the Hedge Facility, the Company utilized NYMEX referenced over-the-counter swaps, basis swaps and options to hedge the risk of variability in the cost of natural gas.  Until the expiration date of the Hedge Facility, the Company had the ability to enter into NYMEX and basis swaps through June 2010. Fees under the Hedge Facility included an annual management fee, a volumetric fee based on the tenor of the swap and other fees which allowed the hedge provider to mitigate the potential risks arising from material declines of natural gas market prices based on the Company’s overall hedge position with the hedge provider.

As a result of amendments to the Hedge Facility during fiscal year 2009, the total outstanding hedging positions were limited to a maximum of 12.0 million MMBtus as of June 30, 2009, 11.0 million MMBtus effective July 31, 2009, and 10.0 million MMBtus effective August 31, 2009.  This limitation was eliminated upon maturity of the Hedge Facility in September 2009.

As of June 30, 2009, the Company had posted a $35.0 million letter of credit as collateral for its mark-to-market exposure under the Hedge Facility.  The requirement to post collateral was cancelled when the Hedge facility expired on September 21, 2009.

The Hedge Facility expired on September 21, 2009 and was replaced by the Commodity Supply Facility effective September 22, 2009 (refer to Note 13).  On September 22, 2009, certain of the Company’s hedging transactions under the Hedge Facility were novated or otherwise transferred to RBS Sempra.  In addition, the Commodity Supply Facility requires the Company to novate or unwind certain existing physical and financial forward swaps subsequent to closing, with RBS Sempra providing any credit support necessary to liquidate those positions.

Electricity Hedging Activities

The Company utilizes swaps and fixed price contracts with various counterparties to economically hedge the variability in the cost of electricity.  As of June 30, 2009, the Company did not have an exclusive agreement with any single hedge provider for electricity.  The Company managed its exposure to risk associated with any single electricity hedge provider through a formal credit risk management process and through daily review of exposures from open positions.  As of June 30, 2009, all of the Company’s electricity hedge positions were with counterparties with investment grade credit ratings.  The Company generally is required to post letters of credit to cover its liability positions with various counterparties in accordance with electricity hedging agreements.  Such counterparties periodically review their exposure with us and adjust the required amounts of letters of credit as necessary.

Under the Commodity Supply Facility, effective September 22, 2009, the Company now has an exclusive agreement with RBS Sempra for electricity hedging activities.  The Commodity Supply Facility requires the Company to novate or unwind certain electricity swaps entered into prior to the Restructuring, with RBS Sempra providing any necessary credit support to liquidate those positions.  The Company expects to novate its electricity hedging agreements to RBS Sempra during fiscal year 2010.

Interest Rate Risk Management Activities

The Company is exposed to risk from fluctuations in interest rates under the Commodity Supply Facility and the Floating Rate Notes due 2011.  The Company manages its exposure to interest rate fluctuations by utilizing interest rate swaps to effectively convert the interest rate exposure from a variable rate to a fixed rate of interest.  As of September 30, 2009, an $80.0 million swap was outstanding, which expires on August 1, 2011.  The fixed-for-floating swap effectively fixes the six-month LIBOR rate at 5.72% per annum.

Under the Commodity Supply Facility, the Company is subject to variable interest rates in connection with cash borrowings and credit support, primarily in the form of letters of credit, provided by RBS Sempra.  As of September 30, 2009, approximately $56.0 million of letters of credit were outstanding under the Commodity Supply Facility.  As of September 30, 2009, $6.4 million aggregate principal of Floating Rate Notes due 2011 were outstanding, before original issue discount.

As of June 30, 2009, the Company was not specifically required to provide any collateral or letters of credit in support of its interest rate derivative liabilities.  Effective September 22, 2009, the Company was required to post $7.5 million of cash as collateral for its mark-to-market exposure related to the outstanding interest rate swap agreement, which is recorded in other current assets on the consolidated balance sheets.

The Company has not designated interest rate swaps as hedges and, accordingly, changes in the market value of the interest rate swaps are charged directly to interest expense.  Changes in the market value of interest rate swaps resulted in decreases to interest expense of $1.5 million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively.  At September 30, 2009, the total unrealized loss from risk management activities on the consolidated balance sheets related to interest rate swaps was approximately $6.8 million.

A $30.0 million swap that was due to expire on August 2, 2010 was terminated in September 2009.  The Commodity Supply Facility requires the Company to novate and unwind a portion of the remaining $80.0 million swap subsequent to closing of the Commodity Supply Facility, in order to more closely match the expected variable rate credit exposure under the Commodity Supply Facility.

Note 12.  Fair Value of Financial Instruments

The Company measures various financial forward derivative instruments and physical forward purchase and sale agreements related assets and liabilities at fair value on a recurring basis, and categorizes these fair value measurements in accordance with a fair value hierarchy that prioritizes the assumptions, or “inputs,” used in applying valuation techniques.  The three levels of inputs within the fair value hierarchy are:

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

The Company generally utilizes a market approach for its recurring fair value measurements.  In forming its fair value estimates, the Company utilizes the most observable inputs available for the respective valuation technique.  If a fair value measurement reflects inputs from different levels within the fair value hierarchy, the measurement is classified based on the lowest level of input that is significant to the fair value measurement.

The fair value of the Company’s assets and liabilities that are measured at fair value for each reporting period, by level within the fair value hierarchy, is summarized in the following tables.

	Balance at September 30, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Commodity derivatives	$—	$27,959	$—	$27,959
Interest rate derivatives	—	6,845	—	6,845
Total	$—	$34,804	$—	$34,804

	Balance at June 30, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Commodity derivatives	$—	$294	$—	$294
Total	$—	$294	$—	$294

Liabilities:
Commodity derivatives	$—	$39,992	$—	$39,992
Interest rate derivatives	—	8,303	—	8,303
Total	$—	$48,295	$—	$48,295

The Company has elected not to record the Fixed Rate Notes due 2014 or the Floating Rate Notes due 2011 at fair value.  Utilizing observable market data, the aggregate fair value of the Fixed Rate Notes due 2014 and the Floating Rate Notes due 2011 was approximately $42.6 million as of September 30, 2009.

Note 13.  Revolving Credit Facility and Commodity Supply Facility

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

At June 30, 2009, the total availability under the Revolving Credit Facility was $147.8 million, of which the maximum the Company could utilize was $115.0 million as a result of amendments to the Revolving Credit Facility during fiscal year 2009.  As of June 30, 2009, $96.3 million of availability was utilized in the form of outstanding letters of credit.  There were no cash borrowings outstanding under the Revolving Credit Facility at June 30, 2009 other than the $5.4 million of Bridge Financing Loans.

The sharp drop in natural gas market prices during the first six months of fiscal year 2009 resulted in a significant reduction in the available borrowing base under the Revolving Credit Facility, which strained the Company’s ability to post letters of credit as collateral with suppliers and hedge providers, resulting in the need to obtain waivers from lenders related to certain provisions included in the agreement that governed the Revolving Credit Facility, and ultimately resulting in material amendments to the agreement that governed the Revolving Credit Facility (the “2009 Amendments”).  As a result of the 2009 Amendments, the Company was required to seek a new facility to replace the Revolving Credit Facility and Hedge Facility.  Various milestone events and dates established by the 2009 Amendments were met by the consummation of the Restructuring on September 22, 2009.

Through September 30, 2009, the Company paid or accrued approximately $9.1 million of amendment fees, legal fees and consulting fees and other costs directly related to amendments to the Revolving Credit Facility and Hedge Facility, which were deferred on the consolidated balance sheet and amortized as an increase in interest expense over the remaining terms of the facilities.  Incremental amortization expense associated with these deferred costs was approximately $1.6 million during the three months ended September 30, 2009.

Commodity Supply Facility

In connection with the Restructuring consummated on September 22, 2009, the Revolving Credit Facility, Hedge Facility and various arrangements for the supply of natural gas and electricity were replaced by the Commodity Supply Facility.   Under the Commodity Supply Facility, the primary obligors are Holdings’ two significant operating subsidiaries, MXenergy Inc. and MXenergy Electric Inc. All obligations under the Commodity Supply Facility are guaranteed by Holdings and its other domestic subsidiaries and are secured by a first priority lien on substantially all existing and future assets of Holdings and its domestic subsidiaries other than the Fixed Rate Notes Escrow Account described in Note 14.   The maturity date of the Commodity Supply Facility is August 31, 2012, provided that RBS Sempra will have the right to extend such maturity date by one year in its sole discretion, if notice is provided by RBS Sempra no later than April 30, 2011.

The Commodity Supply Facility provides for the exclusive supply of physical (other than as needed for balancing) and financial natural gas and electricity, credit support (including letters of credit and guarantees) for certain collateral needs, payment extension financing and/or storage financing as needed, and associated hedging transactions in order to maintain the balanced trading book required by the Company’s risk management policies.  The Commodity Supply Facility provides for certain volumetric fees for all natural gas and electricity purchases.

Under the Commodity Supply Facility, the Company is obligated to purchase a minimum of 130,000,000 MMBtus of natural gas from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 39,000,000 MMBtus during the first contract year; (2) 44,000,000 MMBtus during the second contract year; and (3) 47,000,000 MMBtus during the third contract year.  In addition, the Company is obligated to purchase a minimum of 1,850,000 MWhrs of electricity from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 500,000 MWhrs during the first contract year; (2) 650,000 MWhrs during the second contract year; and (3) 700,000 MWhrs during the third contract year.  The estimated total value of these purchases will depend upon the market price of natural gas at the time of purchase.  The Company will be obligated to pay a volumetric fee for any unused balance of the minimum volume purchase requirement for any contract year, or if the agreement is terminated prior to the end of the contract.  As of September 30, 2009, commodity expected to be purchased by the Company for delivery to its customers during the first 12 months of the Commodity Supply Facility is expected to exceed the minimum purchase obligation for natural gas and electricity.

The Commodity Supply Facility provides that the Company will release natural gas transportation and delivery capacity to RBS Sempra and for RBS Sempra to perform certain transportation and storage nominations. The Commodity Supply Facility also provides for RBS Sempra to act on the Company’s behalf to satisfy the requirements of regional transmission operators for capacity rights and ancillary services.

Under the supply terms of the Commodity Supply Facility, the Company has the ability to: (1) seek commodity price quotes from third parties for certain physically or financially settled transactions with respect to gas and electricity; and (2) request that Sempra enter into such transactions with such third parties at such prices and to concurrently enter into back-to-back off-setting transactions with the Company with respect to such third party transactions.  RBS Sempra would not be obligated to enter into a transaction with any third party unless RBS Sempra is satisfied with such transaction and unless the volume of those transactions does not exceed certain annual limits specified in the agreements that govern the Commodity Supply Facility.  In addition to the actual purchase price paid by RBS Sempra and certain related costs and expenses, the Company will be charged a fee for such purchases.

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

The maximum amount of cash borrowings permitted under the storage and/or payment extension financing provisions of the Commodity Supply Facility is $45.0 million.  These cash borrowings will accrue interest at the greater of: (1) RBS Sempra’s cost of funds plus 5%; or (2) Libor plus 5%.  Outstanding credit support (e.g., letters of credit and/or guarantees) provided by RBS Sempra will accrue interest at Libor plus 3%, with a minimum rate of 4%; provided, however, that, if on any date of determination, no termination event has occurred with respect to Holdings and its affiliates and the cash held in certain collateral accounts exceeds all outstanding settlement payments under the Commodity Supply Facility, interest will accrue at a reduced rate of 1.0% on that portion of the credit support amount that is in excess of $27.0 million.

With regards to the aggregate exposure outstanding under the Commodity Supply Facility, the Company must maintain a ratio of eligible current working capital assets to outstanding supply and financing exposure (excluding any exposure related to hedging activities) greater than 1.25:1.0 during the months of October through March, and greater then 1.4:1.0 during the months of April through September; (the “Collateral Coverage Ratio”).  In addition, the Company must maintain a consolidated tangible net worth, as defined in the agreements that govern the Commodity Supply Facility of at least $60.0 million.

The Commodity Supply Facility is governed by separate International Swap Dealers Association, Inc. (“ISDA”) master agreements (the “ISDA Master Agreements”) for natural gas and electricity.  On September 28, 2009, MXenergy Inc. and MXenergy Electric Inc. entered into amendments to the ISDA Master Agreements for natural gas and electricity, respectively, with the Company and certain of its subsidiaries, as guarantors, and RBS Sempra.  Pursuant to the terms of the these amendments, the definition of Adjusted Consolidated Tangible Net Worth in the ISDA Master Agreements was amended to exclude non-cash charges associated with any deferred tax valuation allowances.

On September 22, 2009, certain of the Company’s hedging transactions under the Hedge Facility were novated or otherwise transferred to RBS Sempra.  In addition, the Commodity Supply Facility requires that the Company unwind certain existing physical and financial forward swaps subsequent to closing, with RBS Sempra providing any credit support necessary to liquidate those positions.

In connection with the consummation of the Commodity Supply Facility, RBS Sempra was issued 4,002,290 shares of Holdings’ Class B Common Stock (refer to Note 16).

During fiscal year 2009 and the three months ended September 30, 2009, the Company paid approximately $1.7 million of legal fees and consulting fees and other costs directly related to the Commodity Supply Facility, which were deferred on the consolidated balance sheet and are being amortized as an increase to interest expense over the remaining term of the Commodity Supply Facility.  Incremental amortization expense associated with these deferred costs was less than $0.1 million for the three months ended September 30, 2009.

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

•      the termination or cancellation of any material contract which termination or cancellation could reasonably be expected to have a material adverse effect on us; or

•      the occurrence of a change of control.

As of September 30, 2009, the Company was in compliance with all provisions of the agreements that govern the Commodity Supply Facility.

Note 14. Long-Term Debt

Long-term debt is summarized in the following table.

	Balance at
	September 30, 2009	June 30, 2009
	(in thousands)

Fixed Rate Notes due 2014 (net of unamortized original issue discount of $17,721)	$50,030	$—
Floating Rate Notes due 2011 (net of unamortized original issue discount of $59 and $1,724, respectively)	6,354	163,476
Total long-term debt	$56,384	$163,476

The Company has elected not to record the Fixed Rate Notes due 2014 or the Floating Rate Notes due 2011 at fair value.  Utilizing observable market data, the aggregate fair value of the Fixed Rate Notes due 2014 and the Floating Rate Notes due 2011 was approximately $42.6 million as of September 30, 2009.

Fixed Rate Notes due 2014

In connection with the Restructuring consummated on September 22, 2009, the Company issued $67.8 million aggregate principal amount of the Fixed Rate Notes due 2014.  Interest on the Fixed Rate Notes due 2014 accrues at the rate of 13.25% per annum and is payable semi-annually in cash on February 1 and August 1 of each year, commencing on February 1, 2010, to the holders of record of the Fixed Rate Notes due 2014 on the immediately preceding January 15 and July 15.  The Fixed Rate Notes due 2014 will mature on August 1, 2014.  Total interest paid or accrued on the Fixed Rate Notes due 2014 was approximately $0.2 million for the three months ended September 30, 2009.

The Fixed Rate Notes due 2014 were issued at a discount of approximately $17.8 million, which was recorded as a reduction from the Fixed Rate Notes due 2014 balance on the Company’s consolidated balance sheets during the first quarter of fiscal year 2010, and which will be amortized as an increase to interest expense over the remaining life of the Fixed Rate Notes due 2014.  Through September 30, 2009, the Company paid or accrued approximately $5.3 million of legal fees and consulting fees and other costs directly related to the Fixed Rate Notes due 2014, which were recorded in deferred debt issue costs on the consolidated balance sheets and are being amortized as an increase to interest expense over the remaining term of the Fixed Rate Notes due 2014. The aggregate total amortization of discount and deferred debt issue costs was approximately $0.1 million for the three months ended September 30, 2009.

The Fixed Rate Notes due 2014 are senior subordinated secured obligations of the Company, subordinated in right of payment to obligations of the Company under the Commodity Supply Facility.  The Fixed Rate Notes due 2014 are senior in priority to the Company’s unsecured senior obligations, including the Floating Rate Notes due 2011, to the extent of the value of the assets securing the Fixed Rate Notes due 2014 are in excess of the aggregate amount of the outstanding Commodity Supply Facility obligations.

The Fixed Rate Notes due 2014 are jointly, severally, fully and unconditionally guaranteed by all domestic subsidiaries of Holdings.

The Fixed Rate Notes due 2014 are secured by a first priority security interest in the Fixed Rate Notes Escrow Account, which is maintained as security for future interest payments to holders of the Fixed Rate Notes due 2014, and by a second-priority security interest in substantially all other existing and future assets of the Company.  The Fixed Rate Notes Escrow Account was funded with approximately $9.0 million in September 2009, which approximates the interest payable by the Company on the Fixed Rate Notes due 2014 for a twelve-month period.

At any time, or from time to time, on or prior to August 1, 2011, the Company may, at its option, use the net cash proceeds of equity offerings, if any, to redeem either: (1) 100% of the aggregate principal amount of outstanding Fixed Rate Notes due 2014; or (2)  up to 35% of the aggregate principal amount of outstanding Fixed Rate Notes due 2014, in each case at a redemption price of 113.250% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption, provided that:

•      if the Company redeems less than all of the Fixed Rate Notes due 2014, at least 65% of the principal amount of the Fixed Rate Notes due 2014 issued under the Indenture remains outstanding immediately after any such redemption; and

•      the Company makes such redemption not more than 90 days after the consummation of any such equity offering.

After August 11, 2011, the Company may redeem the Fixed Rate Notes due 2014 at its option, in whole or in part, upon not less than 30 days’ or more than 60 days’ notice, at the redemption prices specified in the indenture that governs the Fixed Rate Notes due 2014.

Upon a change of control of the Company, the Company would be required to make an offer to purchase each holder’s Fixed Rate Notes due 2014 at a price of 101% of the then outstanding principal amount thereof, plus accrued and unpaid interest.

The indenture that governs the Fixed Rate Notes due 2014 contains restrictions on Holdings and its domestic subsidiaries with regard to declaring or paying any dividend or distribution on Holdings capital stock.  As of September 30, 2009, the Company was in compliance with all provisions of the indenture governing the Fixed Rate Notes due 2014.

Holdings has no significant independent operations.  Each of Holdings’ domestic U.S. subsidiaries jointly and severally, fully and unconditionally guarantees the Fixed Rate Notes due 2014.  Refer to Note 20 for consolidating financial statements of Holdings and its guarantor and non-guarantor subsidiaries.

Floating Rate Notes due 2011

On August 4, 2006, Holdings issued $190.0 million aggregate principal amount of Floating Rate Notes due 2011, which mature on August 1, 2011.  The notes were issued at 97.5% of par value and bear interest at LIBOR plus 7.5% per annum.  Interest is reset and payable semi-annually on February 1 and August 1 of each year.

During fiscal years 2007 and 2008, the Company purchased $24.8 million aggregate principal amount of Floating Rate Notes due 2011 outstanding, plus accrued interest, from noteholders for amounts less than face value.  On September 22, 2009, the Company consummated an exchange offer of $158.8 million aggregate principal amount of outstanding Floating Rate Notes due 2011 for $26.7 million of cash, $67.8 million aggregate principal amount of Fixed Rate Notes due 2014 and 33,940,683 shares of newly authorized Class A Common Stock (refer to Note 16).

Holders of approximately $6.4 million aggregate principal amount of Floating Rate Notes due 2011 did not tender their notes pursuant to the Restructuring.  These Floating Rate Notes due 2011 will remain outstanding until their maturity date in August 2011 unless acquired or retired by us sooner.  The indenture governing the Floating Rate Notes due 2011 was amended to eliminate substantially all of the restrictive covenants and certain events of default from such indenture.

The interest rate on the Floating Rate Notes due 2011 was 8.43% and 9.13% at September 30, 2009 and June 30, 2009, respectively.  The weighted-average interest rate was 8.67% and 10.65% for the three months ended September 30, 2009 and 2008, respectively.  Total interest paid or accrued on the Floating Rate Notes due 2011 was approximately $3.3 million and $4.5 million for the three months ended September 30, 2009 and 2008, respectively.

Original issue discount and deferred debt issue costs associated with the Floating Rate Notes due 2011 of approximately $4.8 million and $5.1 million, respectively, have been reduced by the pro rata portion of discount and deferred costs associated with the Company’s purchases of Floating Rate Notes due 2011 during fiscal years 2007 and 2008 and by the pro rata portion of discount and deferred costs associated with the Floating Rate Notes due 2011 exchanged in connection with the Restructuring.  As of September 30, 2009, the remaining $0.2 million aggregate unamortized balances of original issue discount and deferred debt issue costs associated with the Floating Rate Notes due 2011 are being amortized as an increase to interest expense ratably over the remaining term of the Floating Rate Notes due 2011.  The aggregate total amortization of discount and deferred debt issue costs was approximately $3.6 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively.

We have entered into interest rate swap agreements to economically hedge the floating rate interest expense on the Floating Rate Notes due 2011.  Refer to Note 11 for additional information regarding the Company’s use of interest rate swaps.

Holdings has no significant independent operations.  Each of Holdings’ domestic U.S. subsidiaries jointly and severally, fully and unconditionally guarantees the Floating Rate Notes due 2011.  Refer to Note 20 for consolidating financial statements of Holdings and its guarantor and non-guarantor subsidiaries.

Note 15.  Redeemable Convertible Preferred Stock

Prior to consummation of the Restructuring, Holdings was authorized to issue 5,000,000 shares of Series A redeemable, convertible preferred stock (the “Preferred Stock”).  On June 30, 2004, MXenergy Inc. entered into a purchase agreement (the “Preferred Stock Purchase Agreement”) with affiliates of Charterhouse Group Inc. and Greenhill Capital Partners LLC (collectively, the “Preferred Investors”) to issue 1,451,310 shares of Preferred Stock at a purchase price of $21.36 per share.

As of June 30, 2009, the Company determined that the Preferred Stock was redeemable at the option of the Preferred Investors as a result of the redemption provisions included in the Preferred Stock Purchase Agreement.  Therefore, the Preferred Stock was recorded outside of stockholders’ equity on the consolidated balance sheets.  The Company also determined that the Preferred Stock became redeemable at June 30, 2009, which was the earliest possible date that the Preferred Investors could have caused the Company to make the redemption election described under the redemption provisions of the Preferred Stock Purchase Agreement.  Therefore, as of June 30, 2009, the carrying value of the Preferred Stock was adjusted to reflect the estimated $54.6 million redemption value.

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

Note 16. Common Stock

Amendment and Restatement of Corporate Documents and Issuance of Common Stock

In connection with the Restructuring, on September 22, 2009, Holdings’ Certificate of Incorporation and Bylaws were amended and restated, and certain holders of common stock entered into a stockholders agreement (the “Stockholders Agreement”).  These documents contain customary provisions, including, but not limited to, provisions relating to certain approval rights, preemptive rights, share transfer restrictions and rights of first refusal.

The amended and restated Certificate of Incorporation authorizes 200,000,000 shares of $0.01 par value common stock.  The number of authorized shares and significant rights, as provided in the Stockholders Agreement, of each class of common stock include:

•                  50,000,000 shares of Class A Common Stock.  Holders of the Class A Common Stock are not subject to any transfer restrictions and are entitled to nominate and elect five directors to the Board of Directors, at least two of whom shall be independent and qualify as a “financial expert.”

•                  10,000,000 shares of Class B Common Stock.  Shares of Class B Common Stock will convert to shares of Class C Common Stock if RBS Sempra sells any of its shares (subject to certain exceptions defined in the amended and restated Certificate of Incorporation) or if all of the Company’s obligations under the Commodity Supply Facility have been paid in full and all commitments pursuant to the Commodity Supply Facility have been terminated.  RBS Sempra is entitled to nominate and elect one director to the Board of Directors.

•                  40,000,000 shares of Class C Common Stock.  Holders of Class C Common Stock who are current or former employees of the Company or any of its subsidiaries may not transfer their shares (except by will or in connection with customary estate planning) until the third anniversary of the closing date of the Restructuring and, in the case of shares acquired pursuant to the management incentive plan to be implemented by the Company (the “Management Incentive Plan”), as otherwise provided in the Management Incentive Plan.  Transfers of shares of Class C Common Stock are subject to a right of first refusal in favor of the holders of shares of Class A Common Stock and holders of shares of Class B Common Stock.    Holders of Class C Common Stock are entitled to nominate and elect two directors to the Board of Directors.

•                  100,000,000 shares of Class D Common Stock, which will only be issued by Holdings if certain transactions specified in the amended and restated Certificate of Incorporation occur.

In connection with the Restructuring, Holdings issued the following shares of common stock:

•                  33,940,683 shares of Class A Common Stock to holders of the Fixed Rate Notes due 2014, which represented 62.5%

of the aggregate shares of common stock outstanding after the consummation of the Restructuring.  The aggregate fair value of Class A Common Stock issued was approximately $82.1 million ($0.3 million par value, recorded as Class A Common Stock; and $81.8 million recorded as additional paid in capital on the consolidated balance sheets).

•                  4,002,290 shares of Class B Common Stock to RBS Sempra, as a condition to the entry into the agreements governing the Commodity Supply Facility, which represented 7.37% of the aggregate shares of common stock outstanding after consummation of the Restructuring.  The aggregate $9.0 million fair value of Class B Common Stock issued to RBS Sempra (par value of less than $0.1 million, recorded as Class B Common Stock; and $9.0 million recorded as additional paid in capital on the consolidated balance sheets) was recorded as deferred debt issue costs on the consolidated balance sheets during the first quarter of fiscal year 2010 and will be amortized as interest expense over the remaining term of the Commodity Supply Facility.  Total amortization associated with these deferred debt issue costs was approximately $0.1 million for the three months ended September 30, 2009.

•                  11,862,551 shares of Class C Common Stock to holders of Preferred Stock, which represented 21.84% of the aggregate shares of the common stock outstanding after consummation of the Restructuring.  Prior to the Restructuring, the Preferred Stock was recorded at its estimated redemption value of $54.6 million on the consolidated balance sheets.  The aggregate fair value of Class C Common Stock issued to holders of Preferred Stock was $28.7 million ($0.1 million par value, recorded as Class C Common Stock; and $28.6 million recorded as additional paid in capital on the consolidated balance sheets).  The $25.9 million excess of redemption value of the Preferred Stock over the fair value of Class C Common Stock issued to the holders of the Preferred Stock was recorded as a reduction of accumulated deficit on the consolidated balance sheets.

•                  4,499,588 shares of Class C Common Stock to the remaining holders of Holdings’ common stock issued and outstanding prior to the consummation of the Restructuring, which represented 8.29% of the aggregate shares of common stock outstanding after the consummation of the Restructuring.  All 4,681,219 shares of Holdings’ common stock issued and outstanding prior to the Restructuring were retired as a result of the transaction.

In connection with the Restructuring, the Company paid approximately $0.3 million of legal fees and consulting fees and other costs directly related to the issuance of shares of common stock outlined above, which were recorded as a reduction of additional paid in capital during the three months ended September 30, 2009.

New Management Incentive Plan

In connection with the Restructuring, it is anticipated that Holdings’ Board of Directors will authorize the creation of a new management incentive plan (the “Management Incentive Plan”) to issue Class C Common Stock not to exceed 10% of Holdings’ outstanding common stock (on a fully diluted basis) after giving effect to the Restructuring.  The Company expects that the Management Incentive Plan will provide the Board of Directors the flexibility to make awards to employees, officers, directors, consultants and advisors and will permit, among other things, the grant of options to purchase shares of common stock that are intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code, grants of options to purchase shares of common stock that will not so qualify, grants of stock appreciation rights, and grants of common stock at incentive prices or for free.  As of September 30, 2009, the Board of Directors had not authorized the creation of the Management Incentive Plan.

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

As of June 30, 2009, the Company had three active stock-based compensation plans under which warrants and options (collectively referred to as “awards”) have been granted to employees, directors and other non-employees.  As of June 30, 2009, the Company had options and warrants outstanding which were, or may have been, exercisable for 1,008,770 shares of common stock.  The vast majority of these options and all of the warrants were “out of the money” as of the consummation date of the Restructuring (i.e., the agreed-upon price for which the option/warrant holder may purchase the Company’s common stock exceeded the current fair value of the common stock).  In connection with the Restructuring, the Company terminated its three existing stock-based compensation plans and offered cash settlements to holders of options and warrants in exchange for their agreement to cancel and terminate such options and warrants.  As a result, all outstanding options and warrants as of June 30, 2009 were cancelled and terminated in connection with the Restructuring.  The total amount required for such cash settlement payments was approximately $0.2 million, which was recorded as general and administrative expense during the three months ended September 30, 2009.

During the three months ended September 30, 2009, the Company did not grant any awards under any of its stock-based compensation plans, and no options or warrants were exercised.

Note 17.  Related Party Transactions

Credit Agreement with Denham Commodity Partners Fund LP

Denham is a significant stockholder of the Company.  As of June 30, 2009, Denham had extended a $12.0 million line of credit to the Company, which bore interest at 9% per annum.  The termination date for the Denham Credit Facility was May 19, 2010.  In accordance with the September 30, 2008 amendment and restatement of the agreement that governed the Revolving Credit Facility, the Company was required to borrow any available balance under the Denham Credit Facility, and to maintain such balance outstanding until the Revolving Credit Facility expired.  In September 2008, the Company borrowed the entire $12.0 million available line under the Denham Credit Facility.  In connection with the Restructuring, the entire outstanding balance under the Denham Credit Facility was repaid, including accrued and unpaid interest, and such facility was terminated on September 22, 2009.

Interest expense related to the Denham Credit Facility was approximately $0.2 million and $0.1 million during the three months ended September 30, 2009 and 2008, respectively.

Legal Services

A former director and current stockholder of the Company is senior counsel to Paul, Hastings, Janofsky & Walker LLP (“Paul Hastings”), a law firm that provides legal services to the Company.  During the three months ended September 30, 2009 and 2008, Paul Hastings provided the Company with legal services totaling $1.6 million and $0.2 million, respectively, of which $0.1 million and $0.1 million, respectively, were for general legal services recorded as general and administrative expenses.  The remaining $1.5 million and $0.1 million of fees for the three months ended September 30, 2009 and 2008, respectively, primarily related to the Restructuring and were deferred on the consolidated balance sheets, to be amortized over the estimated useful lives associated with the related transactions.  The Company expects that Paul Hastings will continue to provide legal services to the Company in future periods.

Financial Advisory Services

The Company has a financial advisory services agreement with Greenhill & Co., LLC (“Greenhill”), an affiliate of Greenhill Capital Partners, a significant stockholder of the Company (the “Greenhill Agreement”).  Greenhill provided services to the Company totaling approximately $0.3 million in connection with the Restructuring during the three months ended September 30, 2009 and $0.1 million for general financial advisory services during the three months ended September 30, 2008, which were recorded as general and administrative expenses during the respective periods.  The Greenhill Agreement and engagement letter were terminated effective September 22, 2009.

Management Fees

The Company had agreed to pay Denham, Daniel Bergstein, a former director of Holdings, and Charter Mx LLC, another significant stockholder of the Company, aggregate annual fees of $0.9 million, for management consulting services provided to the Company.  Management fees of approximately $0.2 million related to these arrangements were recorded as general and administrative expenses on the Company’s consolidated statements of operations during the three months ended September 30, 2009 and 2008.  These management consulting services arrangements were terminated effective September 22, 2009.

Warrants Exercised by Related Parties

As of June 30, 2008, Denham held 1,544,736 fully-vested warrants to purchase an equivalent number of shares of Holdings’ common stock with a weighted average exercise price of $9.79 per share.  These warrants were issued in connection with various previous debt financings and accordingly, were not subject to variable plan accounting.  Therefore, the Company did not record any expense related to these warrants during fiscal year 2009.  In September 2008, Denham exercised these warrants in a cashless transaction, resulting in the issuance of 1,054,982 shares of Holdings’ common stock.  Denham forfeited the right to acquire 489,754 shares of Holdings’ common stock under the warrants as consideration for the cashless exercise.

Bridge Financing Related to the Amended Revolving Credit Agreement

Pursuant to the Amended Revolving Credit Agreement, on November 17, 2008, Charter Mx LLC, Denham and four members of the Company’s senior management team agreed to provide Bridge Financing Loans in an aggregate amount of $10.4 million by becoming lenders in a new bridge loan tranche under the Amended Revolving Credit Agreement.  Bridge Financing Loan amounts were as follows: (1) $5.0 million each from Charter Mx LLC and Denham; and (2) $0.1 million each from the Company’s Chief Executive Officer, former Chief Operating Officer, Executive Vice President and Chief Financial Officer.  An upfront fee of 2% of the respective loan amount was paid to each Bridge Financing Loans lender upon closing.

The Bridge Financing Loan from Charter Mx LLC was repaid, with accrued interest, in April 2009.  The remaining Bridge Financing Loans from all other lenders were repaid, with accrued interest, in connection with the restructuring.

Interest accrued to each Bridge Financing Loans as follows: (1) 16% per annum from the closing date through April 6, 2009; (2) 18% per annum from April 7, 2009 through July 6, 2009; (3) 20% per annum from July 7, 2009 through October 6, 2009; and (4) 22% per annum thereafter until the Bridge Financing Loans were repaid.  During the three months ended September 30, 2009, the Company recorded approximately $0.2 million of interest expense associated with the Bridge Financing Loans.

Note 18.  Commitments and Contingencies

Capacity Commitments

As of June 30, 2009, the Company had entered into agreements to transport and store natural gas.  Since the demand for natural gas in the winter is high, the Company agreed to pay for certain capacity for the transportation systems utilized for up to a twelve-month period.  These take-or-pay agreements obligate the Company to pay for the capacity committed even if it does not use the capacity.  For contracts outstanding as of June 30, 2009, the total committed capacity charges were approximately $6.6 million.  These agreements generally were due to expire during various months during the fiscal year ending June 30, 2010, and would have been replaced with new contracts as necessary.

The Commodity Supply Facility requires that the Company release natural gas transportation and delivery capacity to RBS Sempra and for RBS Sempra to perform certain transportation and storage nominations.

Physical Commodity Purchase Commitments

The Commodity Supply Facility provides for the exclusive supply of physical natural gas and electricity, other than as needed for balancing purposes for the Company’s required balanced book of commodity and related hedging activity.  Under the Commodity Supply Facility, the Company is obligated to purchase a minimum of 130,000,000 MMBtus of natural gas from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 39,000,000 MMBtus during the first contract year; (2) 44,000,000 MMBtus during the second contract year; and (3) 47,000,000 MMBtus during the third contract year.  In addition, the Company is obligated to purchase a minimum of 1,850,000 MWhrs of electricity from RBS Sempra, for physical delivery in accordance with the following schedule: (1) 500,000 MWhrs during the first contract year; (2) 650,000 MWhrs during the second contract year; and (3) 700,000 MWhrs during the third contract year.  The Company will be obligated to pay a volumetric fee for any unused balance of the minimum volume purchase requirement for any contract year, or if the agreement is terminated prior to the end of the contract.  As of September 30, 2009, commodity expected to be purchased by the Company for delivery to its customers during the first 12 months of the Commodity Supply Facility is expected to exceed the minimum purchase obligation for natural gas and electricity.

Forward Physical Commodity Purchase and Sale Contracts

Prior to the consummation of the Commodity Supply Facility in September 2009, the Company also had entered into forward physical contracts to acquire natural gas and electricity from various suppliers in specified future periods.   As of June 30, 2009, the Company had forward physical contracts to purchase a total of 3,603,000 MMBtus of natural gas beginning in July 2009 and ending in November 2010 and forward physical contracts to purchase a total of 228,000 MWhrs of electricity beginning in July 2009 and ending in September 2011.  Based on the terms of these purchases, the Company had elected to treat all such contracts as “normal purchases” under U.S. GAAP, and therefore the contracts were not reported on the consolidated balance sheets at June 30, 2009.  Under the terms of the Commodity Supply Facility, these forward physical agreements for the purchase of natural gas and electricity are required to be novated to RBS Sempra.  The forward physical agreements for the purchase of natural gas were novated to RBS Sempra during October 2009.  The Company anticipates that the forward physical agreements for the purchase of electricity will novate to RBS Sempra during the second quarter of fiscal year 2010.

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

Financial information for the Company’s business segments is summarized in the following table.

Three Months Ended September 30,	Natural Gas	Electricity	Total
	(in thousands)
2009:
Sales	$51,495	$24,478	$75,973
Cost of goods sold (excluding unrealized gains (losses) from risk management activities, net) (1)	(43,786)	(18,932)	(62,718)
Gross profit (excluding unrealized gains (losses) from risk management activities, net) (1)	$7,709	$5,546	13,255

Items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains (losses) from risk management activities, net			11,738
Operating expenses			(22,313)
Interest expense, net of interest income			(12,916)

Loss before income tax benefit			$(10,236)

Assets and liabilities allocated to business segments at period end:
Accounts receivable, net	$25,016	$10,879	$35,895
Natural gas inventories	38,116	—	38,116
Goodwill	3,810	—	3,810
Customer acquisition costs, net	19,280	6,443	25,723
Total assets allocated to business segments	$86,222	$17,322	$103,544

2008:
Sales	$80,163	$42,406	$122,569
Cost of goods sold (excluding unrealized gains (losses) from risk management activities, net) (1)	(79,618)	(38,294)	(117,912)
Gross profit (excluding unrealized gains (losses) from risk management activities, net) (1)	$545	$4,112	4,657

Items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains (losses) from risk management activities, net			(78,662)
Operating expenses			(23,820)
Interest expense, net of interest income			(6,741)

Loss before income tax benefit			$(104,566)

Assets and liabilities allocated to business segments at period end:
Accounts receivable	$51,419	$20,875	$72,294
Natural gas inventories	95,169	—	95,169
Goodwill	3,810	—	3,810
Customer acquisition costs, net	33,651	7,895	41,546
Total assets allocated to business segments	$184,049	$28,770	$212,819

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

Note 20.  Condensed Consolidating Financial Information

Each of the following wholly-owned domestic subsidiaries of Holdings (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guarantee the Fixed Rate Notes due 2014 and Floating Rate Notes due 2011 on a senior unsecured basis:

•                  MXenergy Capital Holdings Corp.

•                  MXenergy Capital Corp.

•                  Online Choice Inc.

•                  MXenergy Gas Capital Holdings Corp.

•                  MXenergy Gas Capital Corp.

•                  MXenergy Inc.

•                  MXenergy Electric Capital Holdings Corp.

•                  MXenergy Electric Capital Corp.

•                  MXenergy Electric Inc.

•                  MXenergy Services Inc.

•                  Infometer.com Inc.

The only wholly-owned subsidiary that is not a guarantor for the Fixed Rate Notes due 2014 and Floating Rate Notes due 2011 (the “Non-guarantor Subsidiary”) is MXenergy (Canada) Ltd.

Consolidating balance sheets, consolidating statements of operations and consolidating statements of cash flows for Holdings, the combined Guarantor Subsidiaries and the Non-guarantor Subsidiary are provided in the following tables.  Elimination entries necessary to consolidate the entities are also presented.

MXENERGY HOLDINGS INC.

Consolidating Balance Sheet

September 30, 2009

(in thousands)

	MXenergy	Non-guarantor	Guarantor
	Holdings Inc.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Current assets:
Cash and cash equivalents	$—	$331	$3,175	$—	$3,506
Restricted cash	—	—	1,501	—	1,501
Intercompany receivable	161,475	—	—	(161,475)	—
Accounts receivable, net	—	58	35,837	—	35,895
Accounts receivable – RBS Sempra	—	—	11,876	—	11,876
Natural gas inventories	—	—	38,116	—	38,116
Income taxes receivable	6,311	—	—	—	6,311
Deferred income taxes	—	—	5,854	—	5,854
Fixed Rate Notes Escrow Account	—	—	8,977	—	8,977
Other current assets	—	101	11,023	—	11,124
Total current assets	167,786	490	116,359	(161,475)	123,160

Goodwill	—	—	3,810	—	3,810
Customer acquisition costs, net	—	22	25,701	—	25,723
Fixed assets, net	—	1	3,047	—	3,048
Deferred income taxes	—	—	18,255	—	18,255
Long-term investments	(45,654)	—	—	45,654	—
Deferred debt issue costs	4,284	—	11,728	—	16,012
Other assets	—	—	513	—	513
Total assets	$126,416	$513	$179,413	$(115,821)	$190,521

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued liabilities	$288	$154	$21,252	$—	$21,694
Accrued commodity purchases	—	—	3,914	—	3,914
Intercompany payable	—	1,857	159,618	(161,475)	—
Current portion of unrealized losses from risk management activities, net	3,625	—	20,054	—	23,679
Deferred revenue	—	—	10,825	—	10,825
Bridge Financing loans payable	—	—	—	—	—
Denham Credit Facility	—	—	—	—	—
Total current liabilities	3,913	2,011	215,663	(161,475)	60,112

Unrealized losses from risk management activities, net	3,219	—	7,906	—	11,125
Long-term debt	56,384	—	—	—	56,384
Total liabilities	63,516	2,011	223,569	(161,475)	127,621

Commitments and contingencies	—	—	—	—	—

Redeemable convertible preferred stock	—	—	—	—	—

Stockholders’ equity:
Common stock:
Class A Common Stock	339	—	—	—	339
Class B Common Stock	40	—	—	—	40
Class C Common Stock	164	—	—	—	164
Common stock - other	—	1	—	(1)	—
Additional paid-in-capital	137,238	—	—	—	137,238
Contributed capital	—	—	32,375	(32,375)	—
Accumulated other comprehensive loss	(101)	(101)	—	101	(101)
(Accumulated deficit) retained earnings	(74,780)	(1,398)	(76,531)	77,929	(74,780)
Total stockholders’ equity	62,900	(1,498)	(44,156)	45,654	62,900
Total liabilities and stockholders’ equity	$126,416	$513	$179,413	$(115,821)	$190,521

MXENERGY HOLDINGS INC.

Consolidating Balance Sheet

June 30, 2009

(in thousands)

	MXenergy	Non-guarantor	Guarantor
	Holdings Inc.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Assets:
Current assets:
Cash and cash equivalents	$—	$262	$23,004	$—	$23,266
Restricted cash	—	—	75,368	—	75,368
Intercompany receivable	191,399	—	—	(191,399)	—
Accounts receivable, net	—	56	47,542	—	47,598
Natural gas inventories	—	—	29,415	—	29,415
Current portion of unrealized gains from risk management activities	—	—	294	—	294
Income taxes receivable	6,461	—	—	—	6,461
Deferred income taxes	—	—	9,020	—	9,020
Other current assets	—	87	11,997	—	12,084
Total current assets	197,860	405	196,640	(191,399)	203,506

Unrealized gains from risk management activities	—	—	—	—	—
Goodwill	—	—	3,810	—	3,810
Customer acquisition costs, net	—	28	27,922	—	27,950
Fixed assets, net	—	1	3,727	—	3,728
Deferred income taxes	—	—	15,089	—	15,089
Long-term investments	(40,169)	—	—	40,169	—
Deferred debt issue costs	4,412	—	63	—	4,475
Other assets	—	—	513	—	513
Total assets	$162,103	$434	$247,764	$(151,230)	$259,071

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued liabilities	$7,842	$120	$25,338	$—	$33,300
Accrued commodity purchases	—	40	9,807	—	9,847
Intercompany payable	—	1,845	189,554	(191,399)	—
Current portion of unrealized losses from risk management activities, net	4,176	—	30,048	—	34,224
Deferred revenue	—	—	4,271	—	4,271
Bridge Financing loans payable	—	—	5,400	—	5,400
Denham Credit Facility	—	—	12,000	—	12,000
Total current liabilities	12,018	2,005	276,418	(191,399)	99,042

Unrealized losses from risk management activities, net	4,127	—	9,944	—	14,071
Long-term debt	163,476	—	—	—	163,476
Total liabilities	179,621	2,005	286,362	(191,399)	276,589

Commitments and contingencies	—	—	—	—	—

Redeemable convertible preferred stock	54,632	—	—	—	54,632

Stockholders’ equity:
Common stock	47	1	—	(1)	47
Additional paid-in-capital	18,275	—	—	—	18,275
Contributed capital	—	(1)	24,386	(24,385)	—
Accumulated other comprehensive loss	(3)	(3)	—	3	(3)
(Accumulated deficit) retained earnings	(90,469)	(1,568)	(62,984)	64,552	(90,469)
Total stockholders’ equity	(72,150)	(1,571)	(38,598)	40,169	(72,150)
Total liabilities and stockholders’ equity	$162,103	$434	$247,764	$(151,230)	$259,071

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

Three Months Ended September 30, 2009 and 2008

(in thousands)

	Three Months Ended September 30, 2009
	MXenergy	Non-guarantor	Guarantor
	Holdings Inc.	Subsidiary	Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$151	$75,822	$—	$75,973
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	60	48,751	—	48,811
Realized losses from risk management activities	—	—	13,907	—	13,907
Unrealized losses from risk management activities	—	—	(11,738)		(11,738)
	—	60	50,920	—	50,980
Gross profit	—	91	24,902	—	24,993
Operating expenses:
General and administrative expenses	—	14	14,482	—	14,496
Advertising and marketing expenses	—	(101)	454	—	353
Reserves and discounts	—	—	1,843	—	1,843
Depreciation and amortization	—	8	5,613	—	5,621
Equity in operations of consolidated subsidiaries	11,695	—	—	(11,695)	—
Total operating expenses	11,695	(79)	22,392	(11,695)	22,313

Operating (loss) profit	(11,695)	170	2,510	11,695	2,680
Interest expense, net	(1,459)	—	14,375	—	12,916
(Loss) income before income tax benefit (expense)	(10,236)	170	(11,865)	11,695	(10,236)
Income tax benefit (expense)	—	—	—	—	—
Net (loss) income	$(10,236)	$170	$(11,865)	$11,695	$(10,236)

	Three Months Ended September 30, 2008
	MXenergy	Non-guarantor	Guarantor
	Holdings Inc.	Subsidiary	Subsidiaries	Eliminations	Consolidated
Sales of natural gas and electricity	$—	$2	$122,567	$—	$122,569
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	71	116,817	—	116,888
Realized losses from risk management activities	—	—	1,024	—	1,024
Unrealized losses from risk management activities	—	—	78,662		78,662
	—	71	196,503	—	196,574
Gross profit	—	(69)	(73,936)	—	(74,005)
Operating expenses:
General and administrative expenses	32	193	12,367	—	12,592
Advertising and marketing expenses	—	—	821	—	821
Reserves and discounts	—	—	1,725	—	1,725
Depreciation and amortization	—	9	8,673	—	8,682
Equity in operations of consolidated subsidiaries	64,999	—	—	(64,999)	—
Total operating expenses	65,031	202	23,586	(64,999)	23,820

Operating (loss) profit	(65,031)	(271)	(97,522)	64,999	(97,825)
Interest expense, net	(631)	(5)	7,377	—	6,741
(Loss) income before income tax benefit (expense)	(64,400)	(266)	(104,899)	64,999	(104,566)
Income tax benefit (expense)	(131)	—	40,166	—	40,035
Net (loss) income	$(64,531)	$(266)	$(64,733)	$64,999	$(64,531)

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2009

(in thousands)

	MXenergy	Non-guarantor	Guarantor
	Holdings Inc.	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(10,236)	$170	$(11,865)	$11,695	$(10,236)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Unrealized gains from risk management activities	—	—	(11,738)	—	(11,738)
Stock compensation expense	—	—	(117)	—	(117)
Provision for doubtful accounts	—	—	1,593	—	1,593
Depreciation and amortization	—	8	5,613	—	5,621
Non-cash interest expense, primarily unrealized (gains) losses on interest rate swaps and amortization of debt issuance costs	(1,459)	—	5,989	—	4,530
Amortization of customer contracts acquired	—	—	(42)	—	(42)
Equity in operations of consolidated subsidiaries	11,695	—	—	(11,695)	—
Changes in assets and liabilities:
Restricted cash	—	—	73,867	—	73,867
Accounts receivable	—	(2)	10,112	—	10,110
Accounts receivable – RBS Sempra	—	—	(11,876)	—	(11,876)
Natural gas inventories	—	—	(8,701)	—	(8,701)
Income taxes receivable	150	—	—	—	150
Fixed Rate Notes Escrow Account	—	—	(8,977)	—	(8,977)
Option premiums	—	—	(96)	—	(96)
Other assets	—	(85)	345	—	260
Accounts payable and accrued liabilities	27,855	5	(45,357)	—	(17,497)
Deferred revenue	—	—	6,554	—	6,554
Net cash provided by (used in) operating activities	28,005	96	5,304	—	33,405

Investing activities:
Customer acquisition costs	—	(27)	(2,442)	—	(2,469)
Purchases of fixed assets	—	—	(245)	—	(245)
Net cash (used in) provided by investing activities	—	(27)	(2,687)	—	(2,714)

Financing activities:
Repayment of Floating Rate Notes due 2011	(26,700)	—	—	—	(26,700)
Repayment of Denham Credit Facility	—	—	(12,000)	—	(12,000)
Repayment of Bridge Financing under the Revolving Credit Facility	—	—	(5,400)	—	(5,400)
Debt issuance costs	(992)	—	(5,046)	—	(6,038)
Stock issuance costs	(313)	—	—	—	(313)
Net cash (used in) provided by financing activities	(28,005)	—	(22,446)	—	(50,451)

Net increase (decrease) in cash and cash equivalents	—	69	(19,829)	—	(19,760)
Cash and cash equivalents at beginning of period	—	262	23,004	—	23,266
Cash and cash equivalents at end of period	$—	$331	$3,175	$—	$3,506

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2008

(in thousands)

	MXenergy	Non-guarantor	Guarantor
	Holdings Inc.	Subsidiary	Subsidiaries	Eliminations	Consolidated
Operating activities:
Net (loss) income	$(64,531)	$(266)	$(64,733)	$64,999	$(64,531)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Unrealized losses from risk management activities, net	—	—	78,662	—	78,662
Stock compensation expense	—	—	173	—	173
Provision for doubtful accounts	—	—	1,293	—	1,293
Depreciation and amortization	—	9	8,673	—	8,682
Deferred tax expense (benefit)	—	—	(33,911)	—	(33,911)
Non-cash interest expense, primarily unrealized (gains) losses on interest rate swaps and amortization of debt issuance costs	(871)	—	1,826	—	955
Amortization of customer contracts acquired	—	—	(511)	—	(511)
Equity in operations of consolidated subsidiaries	64,999	—	—	(64,999)	—
Changes in assets and liabilities:
Restricted cash	—	—	(3)	—	(3)
Accounts receivable	—	(40)	14,126	—	14,086
Natural gas inventories	—	—	(30,163)	—	(30,163)
Income taxes receivable	(6,179)	—	—	—	(6,179)
Option premiums	—	—	652	—	652
Other assets	304	36	(1,310)	—	(970)
Accounts payable and accrued liabilities	6,278	177	(37,936)	—	(31,481)
Deferred revenue	—	—	9,948	—	9,948
Net cash (used in) provided by operating activities	—	(84)	(53,214)	—	(53,298)

Investing activities:
Customer acquisition costs	—	12	(6,548)	—	(6,536)
Purchases of fixed assets	—	—	(471)	—	(471)
Net cash provided by (used in) investing activities	—	12	(7,019)	—	(7,007)

Financing activities:
Proceeds from Denham Credit Facility	—	—	12,000	—	12,000
Debt issuance costs	—	—	(2,339)	—	(2,339)
Net cash provided by (used in) financing activities	—	—	9,661	—	9,661

Net decrease in cash and cash equivalents	—	(72)	(50,572)	—	(50,644)
Cash and cash equivalents at beginning of period	—	970	70,988	—	71,958
Cash and cash equivalents at end of period	$—	$898	$20,416	$—	$21,314

Note 21. Subsequent Events

The Company has evaluated subsequent events for the period from October 1, 2009 through November 18, 2009, which is the date that these condensed consolidated financial statements were issued. Based upon this evaluation, there were no material events or transactions during the period October 1, 2009 through November 18, 2009 that required recognition or disclosure in these condensed consolidated financial statements.

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

References to “MWhr” refer to megawatt hours, each representing 1million watt hours or a thousand kilowatt hours, which is the amount of electric energy produced or consumed in a period of time.

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

EXECUTIVE OVERVIEW

Our loss before income tax benefit decreased $94.3 million (90%) to $10.2 million for the three months ended September 30, 2009, as compared with the same period in the prior fiscal year, primarily due to the comparative impact of changes in the market price of natural gas during the respective reporting periods.  During the three months ended September 30, 2008, an unusually significant decrease in natural gas prices during an unusually short period of time had the following material impacts on our results of operations during that period:

•                  Significant decreases in the market values of derivative instruments utilized by us as economic hedges intended to reduce our exposure to changes in natural gas prices resulted in significant unrealized losses from risk management activities during the three months ended September 30, 2008;

•                  Significantly lower market prices for natural gas during the three months ended September 30, 2008 in relation to the weighted average cost of inventory at June 30, 2008 resulted in increased cost of natural gas sold during the quarter; and

•                  Significantly lower market prices for natural gas during the three months ended September 30, 2008 resulted in a material adjustment to reduce the value of our natural gas inventories, based on our valuation model for calculating the lower of cost or market value for inventories.

We utilize a measure referred to as Adjusted EBITDA, as defined below, to evaluate our operating performance and liquidity position (see “–Adjusted EBITDA” below).  Adjusted EBITDA excludes interest, taxes, depreciation, amortization, stock compensation expense and unrealized losses from risk management activities.  As explained in further detail in the following pages, Adjusted EBITDA improved to a loss of $3.6 million for the three months ended September 30, 2009, as compared with a loss of $10.3 million for the same period in the prior fiscal year.  During the three months ended September 30, 2009, on an Adjusted EBITDA basis, higher natural gas and electricity gross profit were partially offset by incremental, non-recurring general and administrative expenses incurred in connection with the Restructuring during the three months ended September 30, 2009.

Debt and Equity Restructuring

A sharp drop in natural gas market prices during the six months ended December 31, 2008 resulted in a significant reduction in the available borrowing base under our revolving credit facility (the “Revolving Credit Facility”).  The reduced borrowing base strained our ability to post letters of credit as collateral with suppliers and hedge providers, caused defaults of certain financial covenants included in the agreement that governed the Revolving Credit Facility, prompted downgrades in our credit ratings from Standard & Poor’s and Moody’s and ultimately resulted in us obtaining material waivers of and amendments to the agreement that governed the Revolving Credit Facility and our principal commodity hedge facility (the “Hedge Facility”). Such amendments had material direct impacts on our liquidity position and operations during fiscal year 2009 and the first three months of fiscal year 2010, including requiring that the Company seek a new facility to replace the Revolving Credit Facility and the Hedge Facility.

On September 22, 2009, we consummated an equity and debt restructuring (the “Restructuring”), which included various transactions.  The Restructuring included a debt exchange transaction that was accounted for as a troubled-debt restructuring in accordance with U.S. GAAP, and therefore did not result in any gain or loss recorded in the consolidated statements of operations.  The transactions consummated in connection with the Restructuring had material impacts on various asset, liability and stockholders’ equity accounts, as summarized in the following table.

	Balance at June 30, 2009	Restructuring Transactions, Net	Other Operating Activity, Net		Balance at September 30, 2009
	(in thousands)
Assets:
Cash and cash equivalents	$23,266	$(2,375)	$(17,385)		$3,506
Restricted cash	75,368	(75,000)	1,133		1,501
Accounts receivable – RBS Sempra	—	17,948	(6,072)		11,876
Fixed Rate Notes Escrow Account	—	8,977	—		8,977
Deferred debt issue costs	4,475	15,083	(3,546	)(1)	16,012
Net impact on selected asset accounts	$103,109	$(35,367)	$(25,870)		$41,872

Liabilities and stockholders’ equity:
Liabilities:
Bridge Financing Loans payable	$5,400	$(5,400)	$—		$—
Denham Credit Facility	12,000	(12,000)	—		—
Long-term debt:
Fixed Rate Notes due 2014	—	49,951	79	(2)	50,030
Floating Rate Notes due 2011	163,476	(158,787)	1,665	(2)	6,354
Net impact on selected liability accounts	180,876	(126,236)	1,744		56,384

Redeemable convertible preferred stock	54,632	(54,632)	—		—

Stockholders’ equity:
Common stock	47	496	—		543
Additional paid in capital	18,275	119,080	(117)		137,238
Accumulated deficit	(90,469)	25,925	(10,236)		(74,780)
Net impact on selected stockholders’ equity accounts	(72,147)	145,501	(10,353)		63,001
Net impact on selected liability and stockholders’ equity accounts	$163,361	$(35,367)	$(8,609)		$119,385

(1)          Represents amortization of deferred debt issue costs recorded as interest expense during the three months ended September 30, 2009.

(2)          Represents amortization of original issue discount recorded as interest expense during the three months ended September 30, 2009.

Material impacts of the Restructuring that resulted in sources and uses of cash and cash equivalents include:

•                  $75.0 million of restricted cash held as collateral for obligations under the Revolving Credit Facility was released to cash and cash equivalents upon maturity of the Revolving Credit Facility in September 2009;

•                  $26.7 million was paid to bondholders in partial exchange for their Floating Rate Senior Notes due 2011 (the “Floating Rate Notes due 2011”);

•                  $12.0 million of principal outstanding, plus accrued and unpaid interest, under the credit agreement (the “Denham Credit Facility”) with Denham Commodity Partners LP (“Denham”) was repaid and the Denham Credit Facility was terminated;

•                  $9.0 million was transferred from cash and cash equivalents to an escrow account (the “Fixed Rate Notes Escrow Account”), which is maintained as security for future interest payments to holders of the 13.25% Senior Subordinated Secured Notes due 2014 (the “Fixed rate Notes due 2014”);

•                  $6.4 million of legal, consulting and other fees directly related to various Restructuring transactions were paid and recorded as deferred debt issue costs ($6.1 million) and stock issue costs ($0.3 million).  The deferred debt issue costs will be amortized as an increase to interest expense over the remaining terms of the related agreements; and

•                  $5.4 million of principal outstanding, plus accrued and unpaid interest, of bridge financing loans under the Revolving Credit Facility (the “Bridge Financing Loans”) were repaid and the Bridge Financing Loans were terminated.

In addition, in connection with the two new master supply and hedge agreements (the “Commodity Supply Facility”), certain banking relationships that previously belonged to us are now under RBS Sempra’s name and control.  Cash is released by RBS Sempra to us as required to meet our ongoing operating cash requirements.  As a result, $11.9 million that would have been included in cash and cash equivalents prior to the Restructuring has been recorded as accounts receivable from RBS Sempra as of September 30, 2009.

Long-Term Debt Activity

We consummated an exchange offer of $158.8 million aggregate principal amount of outstanding Floating Rate Notes due 2011 for:

•                  $26.7 million of cash;

•                  $67.8 million aggregate principal amount of Fixed Rate Notes due 2014, which were recorded on the consolidated balance sheets net of a $17.8 million original issue discount.  The original issue discount will be amortized as an increase to interest expense over the remaining term of the Fixed Rate Notes due 2014; and

•                  33,940,683 shares of newly authorized $0.01 par value Class A Common Stock of Holdings, recorded at their aggregate fair value of approximately $82.1 million ($0.3 million par value, recorded as Class A Common Stock; and $81.8 million recorded as additional paid in capital on the consolidated balance sheets).

The exchange was accounted for as a troubled-debt restructuring in accordance with U.S. GAAP, and therefore did not result in any gain or loss recorded in the consolidated statements of operations.

During the three months ended September 30, 2009, we recorded $0.1 million and $1.7 million of amortization of original issue discount related to the Fixed Rate Notes due 2014 and Floating Rate Notes due 2011, respectively.

Stockholders’ Equity Activity

All equity transactions consummated in connection with the Restructuring were recorded at the fair value of various classes of common stock issued on September 22, 2009.  In addition to the Class A Common Stock issued to holders of Fixed Rate Notes due 2014, we also issued the following shares of common stock as a result of non-cash transactions:

•                  4,002,290 shares of newly authorized $0.01 par value Class B Common Stock were issued to RBS Sempra, as a condition to the entry into the agreements governing the Commodity Supply Facility.  The aggregate $9.0 million fair value of Class B Common Stock issued to RBS Sempra (par value of less than $0.1 million, recorded as Class B Common Stock; and $9.0 million recorded as additional paid in capital on the consolidated balance sheets) was also recorded as deferred debt issue costs on the consolidated balance sheets during the first quarter of fiscal year 2010 and will be amortized as interest expense over the remaining term of the Commodity Supply Facility.

•                  11,862,551 shares of newly authorized $0.01 par value Class C Common Stock were issued to holders of Series A redeemable convertible preferred stock (the “Preferred Stock”).  Prior to the Restructuring, the Preferred Stock was recorded at its estimated redemption value of $54.6 million on the consolidated balance sheets.  The aggregate fair value of Class C Common Stock issued to holders of Preferred Stock was $28.7 million ($0.1 million par value, recorded as Class C Common Stock; and $28.6 million recorded as additional paid in capital on the consolidated balance sheets).  The $25.9 million excess of redemption value of the Preferred Stock over the fair value of Class C Common Stock issued to the holders of the Preferred Stock was recorded as a reduction of accumulated deficit on the consolidated balance sheets.

•                  4,499,588 shares of newly authorized $0.01 par value Class C Common Stock were issued to the holders of Holdings’ common stock issued and outstanding prior to the consummation of the Restructuring.  All 4,681,219 shares of Holdings’ common stock issued and outstanding prior to the Restructuring were retired as a result of the transaction.

Operating Expense Activity

In connection with the Restructuring, we recorded approximately $2.2 million of non-recurring general and administrative expenses during the three months ended September 30, 2009, including:

•                  $0.8 million of bonuses, included in salaries and benefits, which were paid to senior management in connection with the consummation of the Restructuring;

•                  $0.2 million of severance costs, included in salaries and benefits, which related to certain employees terminated in September 2009 as part of an initiative to streamline the Company’s organizational structure and control operating costs; and

•                  $1.2 million of professional fees incurred in connection with various potential liquidity events considered during fiscal year 2009 and the first three months of fiscal year 2010.

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

Management uses Adjusted EBITDA for a variety of purposes, including assessing our performance and liquidity, allocating our resources for operational initiatives (e.g., establishing margins on sales initiatives), allocating our resources for business growth strategies (e.g., considering acquisition opportunities), determining new marketing initiatives, determining market entry and rationalizing our internal resources.  In addition, Adjusted EBITDA is a key variable for estimating our equity value, including various equity instruments (such as common stock, preferred stock, stock options and warrants), and assessing compensation incentives for our employees.  Management also provides financial performance measures to our senior executive team and significant shareholders with an emphasis on Adjusted EBITDA, on a consolidated basis, as the appropriate basis with which to measure the performance and liquidity of our business.  Furthermore, certain financial ratios and covenants in the agreements governing our Commodity Supply Facility are based on EBITDA and the items defined above that are excluded to calculate Adjusted EBITDA, as well as other items.  Accordingly, management and our significant shareholders utilize Adjusted EBITDA as a primary measure when assessing our operating performance and liquidity of our business.

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

		Three Months Ended September 30,
		2009	2008
		(in thousands)
	Sales of natural gas and electricity	$75,973	$122,569
	Cost of goods sold	50,980	196,574
	Gross profit (loss)	24,993	(74,005)
	Operating expenses	22,313	23,820
	Operating income (loss)	2,680	(97,825)
	Interest expense, net of interest income	12,916	6,741
	Loss before income tax benefit	(10,236)	(104,566)
	Income tax (expense) benefit	—	40,035
	Net loss	(10,236)	(64,531)

	Items to reconcile net loss to EBITDA :
Add:	Interest expense, net of interest income	12,916	6,741
	Depreciation and amortization	5,621	8,682
	Less: Income tax expense (benefit)	—	(40,035)
	EBITDA	8,301	(89,143)

	Items to reconcile EBITDA to Adjusted EBITDA:
Add:	Stock compensation expense	(117)	173
	Unrealized (gains) losses from risk management activities	(11,738)	78,662
	Adjusted EBITDA	$(3,554)	$(10,308)

Significant activity affecting Adjusted EBITDA for the three months ended September 30, 2009, as compared with the three months ended September 30, 2008, is summarized in the following table.  The increases (decreases) in the table are addressed below under “Results of Operations.”

(in thousands)

Adjusted EBITDA for the three months ended September 30, 2008	$(10,308)
Increases (decreases) in Adjusted EBITDA due to:
(Lower) higher gross profit, excluding unrealized losses from risk management activities:
Natural gas	7,164
Electricity	1,434
Higher operating expenses, excluding depreciation, amortization and stock compensation expense	(1,844)
Adjusted EBITDA for the three months ended September 30, 2009	$(3,554)

Selected Operating Data

Selected data for our natural gas and electricity business segments is provided in the following table.

	Three Months Ended September 30,
	2009	2008
Natural gas:
RCEs at end of period	470,000	576,000
Average RCEs during the period	477,000	586,000
MMBtus sold during the period	4,345,000	5,128,000
Sales per MMBtu sold during the period	$11.85	$15.63
Gross profit per MMBtu sold during the period	$1.77	$0.11
Heating degree days during the period	39	23

Electricity:
RCEs at period end	77,000	99,000
Average RCEs during the period	76,000	98,000
MWhrs sold during the period	216,000	258,000
Sales per MWhr sold during the period	$113.32	$164.36
Gross profit per MWhr sold during the period	$25.68	$15.94
Cooling degree days during the period	791	773

Customer Renewals and Attrition

Customer renewal and in-contract attrition percentages are summarized in the following table.

	Twelve Months Ended September 30,
	2009	2008

Customer renewal percentage (1)	90%	84%
In-contract attrition percentage (2)	33%	19%

(1)          At the end of each customer contract term, customer contracts in most of our markets are renewed upon notification by the marketers unless the customer indicates otherwise.  Customer renewal percentages in the table represent the percentage of customers who received such notification that ultimately continued their relationship with us.  The percentage is calculated for the twelve months preceding the period-end date.

(2)          In-contract customer attrition percentage is defined as: (1) the percentage of loss of fixed rate customers before their contract term officially expires; and (2) the percentage of loss of any variable rate customers, whose contracts generally do not have expiration dates.  The percentage is calculated for the twelve months preceding the period-end date.

The in-contract attrition percentage for the twelve months ended September 30, 2008 and the three months ended September 30, 2008 were consistent with our historical levels.  In-contract attrition began to trend upward during the three months ended December 31, 2008, and that trend continued for the three months ended September 30, 2009.

Higher in-contract attrition during the twelve months ended September 30, 2009 resulted from several factors:

•                  The loss of any variable rate customer is included in the in-contract attrition rate.  Therefore, as the percentage of our variable rate customers increased from approximately 53% at September 30, 2008 to 56% at September 30, 2009, the in-contract attrition rate rose as well.

•                  Continued difficult economic conditions resulted in credit-related attrition that was higher than historical levels.  This was particularly the case in certain of our larger markets, where LDCs do not guarantee our customer accounts receivable, such as our Georgia natural gas and Texas electricity markets, and in certain LDC-guaranteed markets, such as our Ohio, Michigan and Indiana natural gas markets.  During fiscal year 2009 and the first quarter of fiscal year 2010, we initiated aggressive actions to disconnect service to delinquent customers in all of our markets and to enhance credit standards for all existing and prospective customers.  Credit-related attrition was particularly high in Georgia, partially due to expected credit quality issues within the portfolio of customers that we acquired from Catalyst Natural Gas LLC (“Catalyst”) in October 2008.  Our enhanced credit standards also resulted in an increase in the number of potential new customers that were disqualified due to credit quality concerns.

•                  During the final six months of the fiscal year ended June 30, 2008, natural gas commodity prices were increasing, and contract rates offered to our customers during this period were highly competitive in many of our markets.  We experienced significant sales of new customer contracts, particularly for fixed rate and introductory variable rate products, during that period and into the first quarter of fiscal year 2009.  During the first nine months of fiscal year 2009 however, commodity prices decreased significantly, and many of our customers migrated to current market rates that were lower than their original fixed rates or their post-introductory period variable rates with us.  In addition, for many of our markets during fiscal year 2009 and the first quarter of fiscal year 2010, we did not offer new competitive rates to customers in many of our markets who indicated their intention to terminate their contract.  The result was higher in-contract attrition during the twelve months ended September 30, 2010.

•                  Volatility in natural gas prices negatively impacted our liquidity position, which resulted in amendments to the Revolving Credit Facility that placed formal constraints on the term and type of contracts that we could offer to our customers during the final nine months of fiscal year 2009 and the first quarter of fiscal year 2010.  As such, our ability to offer long-term fixed rate products to customers was severely limited.  Additionally, when customers informed us of their intent to terminate their contract before its termination date, our options for offering new contracts were limited, which also contributed to attrition.

Attrition data is calculated based upon actual customer level data.  For analytical purposes, we assume that one RCE represents a natural gas customer with a standard consumption of 100 MMBtus per year, or an electricity customer with a standard consumption of 10 MWhr per year.  However, each customer does not actually consume 100 MMBtu of natural gas or 10 MWhr of electricity.  For example, one of our mid-market or large commercial customers may consume the equivalent of several hundred or even thousands of RCEs.  Therefore, any reduction or increase in RCEs in any of our markets does not necessarily correlate directly with net customer attrition.

Seasonality of Operations

For the three months ended September 30, 2009, natural gas and electricity sales accounted for approximately 68% and 32%, respectively, of our total sales. Weather conditions have a significant impact on customer demand and on the price of natural gas and electricity. Customer demand exposes us to a high degree of seasonality in sales, cost of sales, billings to customers, cash collections from customers, inventory requirements and cash flows. In addition, customers who choose to be on budget billing programs and LDC payment terms can cause timing differences between the billing and collection of accounts receivable and the recording of revenues.

We utilize a considerable amount of cash from operations to fund customer accounts receivable, natural gas inventory purchases and other working capital requirements during the months of November through March of each fiscal year. In addition, we utilize cash to purchase natural gas inventories during the months of April through October. The majority of natural gas customer consumption occurs during the months of November through March with collections on accounts receivable peaking in the spring. By contrast, electricity customer consumption peaks during the summer months of June through September with collections on accounts receivable peaking in late summer and early fall.

The impact of rapidly rising or falling commodity prices also varies greatly depending on the period of time in which they occur during our fiscal year. Although commodity price movements can have material short-term impacts on monthly and quarterly operating results, our economic hedging and contract pricing strategies may reduce the impact of such trends on operating results for a full fiscal year.

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

	Natural Gas	Electricity	Total
	(in thousands)

Three months ended September 30, 2009:
Sales	$51,495	$24,478	$75,973
Cost of goods sold (excluding unrealized gains (losses) from risk management activities, net) (1)	(43,786)	(18,932)	(62,718)
Gross profit (excluding unrealized gains (losses) from risk management activities) (1)	$7,709	$5,546	13,255
Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities			11,738
Operating expenses			(22,313)
Interest expense, net			(12,916)

Loss before income tax benefit			$(10,236)

Three months ended September 30, 2008:
Sales	$80,163	$42,406	$122,569
Cost of goods sold (excluding unrealized gains (losses) from risk management activities, net) (1)	(79,618)	(38,294)	(117,912)
Gross profit (excluding unrealized gains (losses) from risk management activities) (1)	$545	$4,112	4,657

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) losses from risk management activities			(78,662)
Operating expenses			(23,820)
Interest expense, net			(6,741)

Loss before income tax benefit			$(104,566)

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

Gross Profit (Before Unrealized Gains (Losses) from Risk Management Activities, Net) by Business Segment

Gross profit (before unrealized gains (losses) from risk management activities, net) by business segment is summarized in the following table. For purposes of this analysis, gross profit before unrealized gains (losses) from risk management activities includes fee income and realized gains (losses) from risk management activities, but excludes unrealized gains (losses) from risk management activities, net. As the underlying customer contracts are not marked-to-market, the unrealized gains (losses) from risk management activities do not offer an accurate indication of the ultimate cash impact to the business, as the ultimate cash impact to the business is not determinable until delivery of natural gas under the customer contracts and the associated gain (loss) on risk management activity is realized.

	Three Months Ended September 30,		2009 versus 2008 Increase (Decrease)
	2009	2008	Amount	%
	($ in thousands)

Natural gas	$7,709	$545	$7,164	NM
Electricity	5,546	4,112	1,434	35
Total gross profit (before unrealized gains (losses) from risk management activities, net)	$13,255	$4,657	$8,598	185

NM – Not meaningful.

Natural Gas Gross Profit

Higher natural gas gross profit primarily resulted from the net impact of the following activity.

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

Higher market prices for natural gas during the three months ended September 30, 2009 increased the carrying value of natural gas inventories that are economically hedged by customer contracts and/or derivative instruments and increased our gross profit by approximately $1.0 million during the period. By comparison, lower gross profit of approximately $10.8 million resulted from lower market prices for natural gas during the three months ended September 30, 2008. The comparative net impact was an increase in natural gas gross profit of approximately $11.8 million ($2.32 per MMBtu sold) for the three months ended September 30, 2009.

Realized Losses from Risk Management Activities, Net, That Relate to Natural Gas Inventories Not Yet Sold

As we do not perform hedge accounting, realized losses from risk management activities, net includes net gains and losses related to the settlement of risk management activities associated with natural gas inventories not yet sold. Offsetting net increases or decreases in gross profit are generally realized in future periods as these inventories are sold.

During the three months ended September 30, 2009, we recorded approximately $1.2 million of realized losses related to settlement of risk management activities associated with natural gas inventories, as compared to realized gains of approximately $2.6 million for the three months ended September 30, 2008, resulting in a net $3.8 million ($0.79 per MMBtu of natural gas sold) negative comparative impact on gross profit for the current period.

Volume Impact

Lower volumes of natural gas sold resulted in approximately $0.7 million lower natural gas gross profit for the three months ended September 30, 2009, as compared with the same period in the prior fiscal year. Lower average RCEs resulted in a 15% reduction in the volume of natural gas MMBtus sold to customers during the period.

Electricity Gross Profit

Higher electricity gross profit for the three months ended September 30, 2009 was primarily driven by a favorable pricing environment in certain of our markets, which significantly increased our gross profit per MWhr sold. Higher gross profit per MWhr sold was partially offset by a 15% decrease in our volume of MWhrs sold, which primarily resulted from lower average electricity RCEs served.

Gains and Losses from Risk Management Activities, Net

Realized and unrealized (gains) losses from risk management activities, net included in cost of goods sold are summarized in the following table.

	Three Months Ended September 30,		2009 versus 2008 Increase (Decrease)
	2009	2008	Amount	%
	($ in thousands)

Realized losses from risk management activities	$13,907	$1,024	$12,883	NM
Unrealized (gains) losses from risk management activities	(11,738)	78,662	(90,400)	(115)
Total realized and unrealized (gains) losses from risk management activities, net	$2,169	$79,686	$(77,517)	(97)

NM – Not meaningful.

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

During the three months ended September 30, 2008, a significant decrease in natural gas prices during an unusually short period of time resulted in significant decreases in the market values of derivative instruments utilized by us as economic hedges intended to reduce our exposure to changes in natural gas prices.      Such changes in market values of derivative instruments resulted in significant unrealized losses from risk management activities during the three months ended September 30, 2008. During the three months ended September 30, 2009, we experienced a much more stable market price environment.

Operating Expenses

Operating expenses are summarized in the following table.

	Three Months Ended September 30,		2009 versus 2008 Increase (Decrease)
	2009	2008	Amount	%
	($ in thousands)

General and administrative expenses	$14,496	$12,592	$1,905	15
Advertising and marketing expenses	353	821	(468)	(57)
Reserves and discounts	1,843	1,725	118	7
Depreciation and amortization	5,621	8,682	(3,061)	(35)
Total operating expenses	$22,313	$23,820	$(1,506)	(6)

General and Administrative Expenses

General and administrative expenses are summarized in the following table.

	Three Months Ended September 30,		2009 versus 2008 Increase (Decrease)
	2009	2008	Amount	%
	($ in thousands)

Salaries and employee benefits	$8,569	$7,887	$682	9
Professional fees	2,163	793	1,370	173
Other general and administrative expenses	3,764	3,912	(148)	(4)
Total general and administrative expenses	$14,496	$12,592	$1,904	15

In connection with the Restructuring, we recorded approximately $2.2 million of non-recurring general and administrative expenses during the three months ended September 30, 2009, including:

•                  $0.8 million of bonuses, included in salaries and benefits, which were paid to senior management in connection with the consummation of the Restructuring;

•                  $0.2 million of severance costs, included in salaries and benefits, which related to certain employees terminated in September 2009 as part of an initiative to streamline our organizational structure and control operating costs; and

•                  $1.2 million of professional fees incurred in connection with various potential liquidity events considered during fiscal year 2009 and the first three months of fiscal year 2010.

Lower other general and administrative expenses during the three months ended September 30, 2009 were primarily due to lower customer care and billing related expenses as a result of generally lower numbers of customers served in both our natural gas and electricity business segments.

Advertising and Marketing Expenses

As part of an overall corporate strategy to manage our liquidity position, and in response to amendments to our Revolving Credit Facility and Hedge Facility that placed limitations on amounts that we could spend on marketing activities and on the products we could offer to our customers, we curtailed our level of sales and marketing activity, resulting in significantly lower advertising and marketing expenses during fiscal year 2009 and the first three months of fiscal year 2010.

As a result of the Restructuring, we now have the ability to market a wider variety of products to current and potential customers using our traditional marketing channels.

Reserves and Discounts

Reserves and discounts are summarized in the following table.

	Three Months Ended September 30,		2009 versus 2008 Increase (Decrease)
	2009	2008	Amount	%
	($ in thousands)

Provision for doubtful accounts	$1,593	$1,293	$300	23
Contractual discounts for LDC guarantees of customer accounts receivable (1)	250	432	(182)	(42)
Total reserves and discounts	$1,843	$1,725	$118	7

(1)          By agreement, certain LDCs guarantee the collection of customer accounts receivable. Contractual discounts charged by various LDCs average approximately 1% of collections, which is effectively the cost to guarantee the customer accounts receivable.

Higher provision for doubtful accounts during the three months ended September 30, 2009 was primarily due to continued deterioration of the aging of accounts receivable from customers in certain natural gas markets in Georgia and the northeastern U.S. Charge-offs of accounts receivable related to customer accounts acquired from Catalyst Natural Gas, LLC in October 2008 continued to contribute to higher provision for doubtful accounts in Georgia. Higher provision for doubtful accounts in Georgia and the northeastern U.S. was partially offset by lower provision in our electricity market in Texas, which was due to lower revenues and more stringent credit standards for our customers in that market.

We continuously monitor economic conditions and collections experience in our markets in order to assess appropriate levels of our allowance for doubtful accounts.      Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for additional commentary regarding our management of credit risk.

Lower contractual discounts for LDC guarantees of customer accounts receivable during the three months ended September 30, 2009 are due to generally lower sales of natural gas and electricity within our LDC-guaranteed markets. The weighted-average contractual discount rate for the three months ended September 30, 2009 was comparable to the rate for the same period in the prior fiscal year.

Depreciation and Amortization

Depreciation and amortization is summarized in the following table.

	Three Months Ended September 30,		2009 versus 2008 Increase (Decrease)
	2009	2008	Amount	%
	($ in thousands)

Depreciation of fixed assets	$948	$1,997	$(1,049)	(53)
Amortization of customer acquisition costs	4,672	6,683	(2,011)	(30)
Other amortization expense	1	2	(1)	(50)
Total depreciation and amortization	$5,621	$8,682	$(3,061)	(35)

In connection with our purchase of Shell Energy Services Company LLC in August 2006, we acquired software, fixed assets and customer contracts, the aggregate cost of which was depreciated or amortized over a three year period. Lower depreciation and amortization expenses during the three months ended September 30, 2009 was primarily due to these acquired assets being fully depreciated or amortized as of August 2009.

Interest Expense, net

Significant components of interest expense, net are summarized in the following table.

	Three Months Ended September 30,		2009 versus 2008 Increase (Decrease)
	2009	2008	Amount	%
	($ in thousands)

Interest accrued on Floating Rate Notes due 2011	$3,283	$4,495	$(1,212)	(27)
Interest accrued on Fixed Rate Notes due 2014	199	—	199	100
Interest rate swaps activity:
Change in fair market value (1)	(1,459)	(631)	(828)	131
Interest accrued	2,431	620	1,811	292
Interest and fees related to Revolving Credit Facility	1,063	833	230	28
Interest and fees related to Hedge Facility	696	327	369	113
Interest and fees related to Commodity Supply Facility	61	—	61	100
Interest related to Denham Credit Facility	246	6	240	NM
Amortization of deferred financing costs and original issue discount on issuance of long-term debt	5,290	1,259	4,031	320
Other interest expense	1,155	218	937	430
Total interest expense	12,965	7,127	5,838	82
Less: interest income	(49)	(386)	337	(87)
Interest expense, net	$12,916	$6,741	$6,175	92

(1)   We utilize interest rate swap agreements to manage exposure to interest rate fluctuations on the Floating Rate Senior Notes due 2011 and the Commodity Supply Facility. Mark-to-market adjustments and interest expense associated with these swap arrangements are recorded as adjustments to interest expense, net.

NM   Not meaningful.

Lower interest accrued on the Floating Rate Notes due 2011 was primarily due to a lower average interest rate, which decreased to 8.67% for the three months ended September 30, 2009 from 10.65% for the same period in fiscal year 2009. The average aggregate outstanding balance of Floating Rate Notes due 2011 also decreased to approximately $149.7 million for the three months ended September 30, 2009 from $165.2 million for the same period in fiscal year 2009, due to the exchange of Floating Rate Notes due 2011 for cash, Fixed Rate Notes due 2014 and Class A Common Stock in connection with the Restructuring.

Higher interest and fees related to the Revolving Credit Facility and Hedge Facility were primarily due to the following activity.

•                  Amendments to the agreements that govern the Revolving Credit Facility and Hedge Facility during fiscal year 2009 resulted in increases to the fees charged for various activity, including letter of credit and derivative activity; and

•                  New Bridge Financing Loans from certain shareholders and members of senior management, as required by amendments to the agreement that governs the Revolving Credit Facility, resulted in approximately $0.2 million of incremental interest expense for the three months ended September 30, 2009.

Higher amortization of deferred debt issue costs and original issue discount was due to the following activity.

•                  During fiscal year 2009 and the first three months of fiscal year 2010, we negotiated several amendments to our Hedge Facility and our Revolving Credit Facility. Approximately $9.1 million of total fees associated with these amendments were deferred during fiscal year 2009 and the first three months of fiscal year 2010, which were amortized through the September 21, 2009 maturity date of the Revolving Credit Facility and Hedge Facility. Incremental interest expense associated with amortization of these costs was approximately $1.6 million for the three months ended September 30, 2009.

•                  In connection with the Restructuring, approximately $158.8 million aggregate principal amount of Floating Rate Notes due 2011 were exchanged for cash, Fixed Rate Notes due 2014 and Class A Common Stock. As a result, we recorded incremental interest expense of $3.1 million, which represents accelerated amortization equivalent to a pro rata portion of the original issue discount and deferred debt issue costs associated with the Floating Rate Notes due 2011 exchanged.

Lower interest income was primarily due to lower rates earned on our cash investments during the three months ended September 30, 2009.

Income Taxes

Our effective income tax rate was 0% and a benefit of 38.3% for the three months ended September 30, 2009 and 2008, respectively. During the three months ended September 30, 2009, we recorded a valuation allowance that reduced any tax benefit which would otherwise have been recorded. No valuation allowance was recorded at September 30, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our policy is to establish a valuation allowance if it is “more likely than not” that the related tax benefits will not be realized. As of September 30, 2009 and June 30, 2009, we determined based on available evidence, including historical financial results for the last three years, that it is “more likely than not” that a portion of these items may not be recoverable in the future. Accordingly, we recorded valuation allowances at September 30, 2009 and June 30, 2009 related to non-recovery of deferred tax assets.

Liquidity and Capital Resources

Our principal sources of liquidity for our ongoing operations are cash collected from sales of natural gas and electricity to customers and borrowings under our credit facilities.  Our primary liquidity requirements arise primarily from our seasonal working capital needs, including purchases of natural gas inventories, collateral requirements related to supplier, LDC, transportation and storage arrangements, acquisition of customers and debt service obligations. Because we sell natural gas and electricity, we are subject to material variations in short-term indebtedness under our credit facilities on a seasonal basis, due to the timing and price of commodity purchases to meet customer demands.

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

A sharp drop in natural gas market prices during the six months ended December 31, 2008 resulted in a significant reduction in the natural gas inventory component of the available borrowing base under the Revolving Credit Facility. The reduced borrowing base strained our ability to post letters of credit as collateral with suppliers and hedge providers, caused defaults of certain financial covenants included in the agreement that governed the Revolving Credit Facility, prompted downgrades in our credit ratings and ultimately resulted in our seeking and obtaining material waivers of debt covenants and defaults and amendments to the agreement that governed the Revolving Credit Facility and the Hedge Facility. Such amendments had significant impacts on our liquidity position and on our operations during fiscal year 2009 and during the first quarter of fiscal year 2010 (refer to “Revolving Credit Facility” section below).

Given the negative conditions in the economy generally and the credit markets in particular, there was substantial uncertainty that we would be able to secure a refinancing of the Revolving Credit Facility without a material restructuring of our debt and equity position. On September 22, 2009, we consummated the Restructuring, which was intended to reduce our debt exposure and interest expense, improve our liquidity and improve our financial and operational flexibility in order to allow us to compete more effectively. As a result of the Restructuring, we significantly decreased our outstanding debt obligations, which will result in lower debt service requirements for fiscal year 2010 and future years. In addition, the Revolving Credit Facility and Hedge Facility were replaced by the Commodity Supply Facility, which provides us with a stable source of liquidity for a minimum of three years with an investment grade counterparty.

Cash Flow

During the three months ended September 30, 2009, our cash and cash equivalents decreased $19.8 million to a balance of $3.5 million at the end of the period. Approximately $33.4 million of cash was provided by operating activities during the period, which reflects an $86.7 million change from the $53.3 million used in operations for the three months ended September 30, 2008. The overall increase in cash provided by operating activities primarily resulted from the release of $75.0 million of restricted cash upon maturity of the Revolving Credit Facility in September 2009. The Restructuring also resulted in the following material uses of cash and cash equivalents, which partially offset the release or restricted cash during the first quarter of fiscal year 2010:

•                  $26.7 million was paid to bondholders in partial exchange for their Floating Rate Notes due 2011;

•                  $12.0 million of principal outstanding, plus accrued and unpaid interest, under the Denham Credit Facility was repaid and the Denham Credit Facility was terminated;

•                  $9.0 million was transferred from cash and cash equivalents to the Fixed Rate Notes Escrow Account, which was established as escrow for future interest payments related to the Fixed Rate Notes due 2014;

•                  $6.4 million of legal, consulting and other fees directly related to various Restructuring transactions were paid and recorded as deferred debt issue costs ($6.1 million) and stock issue costs ($0.3 million). The deferred debt issue costs will be amortized as an increase to interest expense over the remaining terms of the related agreements; and

•                  $5.4 million of principal outstanding, plus accrued and unpaid interest, of Bridge Financing Loans were repaid and the Bridge Financing Loans were terminated.

In addition, in connection with the Commodity Supply Facility, certain banking relationships that previously belonged to us are now under RBS Sempra’s name and control. Cash is released by RBS Sempra to us as required to meet our ongoing operating cash requirements. As a result, $11.9 million that would have been included in cash and cash equivalents prior to the Restructuring have been recorded as accounts receivable from RBS Sempra as of September 30, 2009. The agreements that govern the Commodity Supply Facility include provisions that allow for net settlement of amounts due from and due to RBS Sempra. Accordingly, we record amounts due from and due to RBS Sempra net on the consolidated balance sheets. At September 30, 2009, approximately $5.2 million of accounts payable to RBS Sempra are recorded as an offset to accounts receivable from RBS Sempra on the consolidated balance sheets.

Revolving Credit Facility

At June 30, 2009, the total availability under the Revolving Credit Facility was $147.8 million, of which the maximum we could utilize was $115.0 million. As of June 30, 2009, $96.3 million of availability was utilized in the form of outstanding letters of credit.

The sharp drop in natural gas market prices during the first six months of fiscal year 2009 resulted in a significant reduction in the available borrowing base under the Revolving Credit Facility, which strained our ability to post letters of credit as collateral with suppliers and hedge providers, resulting in waivers obtained from lenders related to certain provisions included in the agreement that governs the Revolving Credit Facility, and ultimately resulting in material amendments to the agreement that governs the Revolving Credit Facility (the “2009 Amendments”).

As a result of these amendments, we were required to seek a new facility to replace the Revolving Credit Facility and Hedge Facility. Various milestone events and dates were established by the 2009 Amendments that led to the consummation of the Restructuring on September 22, 2009. The Revolving Credit Facility was replaced by the Commodity Supply Facility effective September 22, 2009.

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

During fiscal year 2009, the Master Transaction Agreement was amended several times to conform to provisions of various amendments to the Revolving Credit Facility, including those relating to milestone events that led to the consummation of the Restructuring. In addition, these amendments resulted in our total outstanding hedging positions being limited to a maximum of 12.0 million MMBtus as of May 29, 2009, 11.0 million MMBtus effective July 31, 2009, and to 10.0 million MMBtus effective August 31, 2009. This limitation was eliminated upon maturity of the Hedge Facility on September 21, 2009.

As of June 30, 2009, the Company had posted a $35.0 million letter of credit as collateral for its mark-to-market exposure under the Hedge Facility.  The requirement to post collateral was cancelled when the Hedge Facility expired on September 21, 2009.

The Hedge Facility was replaced by the Commodity Supply Facility effective September 22, 2009 (refer to Note 13).  On September 22, 2009, certain of our hedging transactions under the Hedge Facility were novated or otherwise transferred to RBS Sempra.  In addition, the Commodity Supply Facility requires us to unwind certain existing physical and financial forward swaps subsequent to closing, with RBS Sempra providing any credit support necessary to liquidate those positions.

Commodity Supply Facility

Under the Commodity Supply Facility, the primary obligors are Holdings’ two significant operating subsidiaries, MXenergy Inc. and MXenergy Electric Inc.  All obligations under the Commodity Supply Facility are guaranteed by Holdings and its other domestic subsidiaries and are secured by a first priority lien on substantially all existing and future assets of Holdings and its domestic subsidiaries that are not restricted as to use under bondholder agreements.   The maturity date of the Commodity Supply Facility is August 31, 2012, provided that RBS Sempra will have the right to extend such maturity date by one year in its sole discretion, if notice is provided by RBS Sempra no later than April 30, 2011.

The Commodity Supply Facility provides for the exclusive supply of physical (other than as needed for balancing) and financial natural gas and electricity, credit support (including letters of credit and guarantees) for certain collateral needs, payment extension financing and/or storage financing as needed, and associated hedging transactions in order to maintain the matched trading book required by our risk management policies.  The Commodity Supply Facility provides for certain volumetric fees for all natural gas and electricity purchases.

Under the Commodity Supply Facility, we are obligated to purchase a minimum of 130,000,000 MMBtus of natural gas from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 39,000,000 MMBtus during the first contract year; (2) 44,000,000 MMBtus during the second contract year; and (3) 47,000,000 MMBtus during the third contract year.  In addition, we are obligated to purchase a minimum of 1,850,000 MWhrs of electricity from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 500,000 MWhrs during the first contract year; (2) 650,000 MWhrs during the second contract year; and (3) 700,000 MWhrs during the third contract year.  The estimated total value of these purchases will depend upon the market price of natural gas at the time of purchase.  We will be obligated to pay a volumetric fee for any unused balance of the minimum volume purchase requirement for any contract year, or if the agreement is terminated prior to the end of the contract.  As of September 30, 2009, commodity that we expect to purchase for delivery to our customers during the first 12 months of the Commodity Supply Facility is expected to exceed the minimum purchase obligation for natural gas and electricity.

The Commodity Supply Facility provides that we will release natural gas transportation and delivery capacity to RBS Sempra and for RBS Sempra to perform certain transportation and storage nominations. The Commodity Supply Facility also will provide for RBS Sempra to act on our behalf to satisfy the requirements of regional transmission operators for capacity rights and ancillary services.

Under the supply terms of the Commodity Supply Facility, we have the ability to: (1) seek commodity price quotes from third parties for certain physically or financially settled transactions with respect to gas and electricity; and (2) request that RBS Sempra enter into such transactions with such third parties at such prices and to concurrently enter into back-to-back off-setting transactions with us with respect to such third party transactions.  RBS Sempra would not be obligated to enter into a transaction with any third party unless it is satisfied with the proposed transaction and counterparty and unless the volume of those transactions does not exceed annual limits.  In addition to the actual purchase price paid by RBS Sempra and certain related costs and expenses, we will be charged a fee for such purchases.

Under the hedging terms of the Commodity Supply Facility, the aggregate notional exposure amount of fixed price hedges allowed to be entered into by us will be limited to $260.0 million, without adjustment for mark-to-market movements thereafter.  Fixed price hedges will be limited to a contract length term of 24 months.  In addition, the fixed price portfolio of hedges will be limited to a weighted-average volumetric tenor not to exceed 14 months in duration.  With regards to our fixed price customer mix, we may not, during any 12 month period, enter into any new fixed price contracts with respect to the gas business where the residential customer equivalents of such contracts are greater than 75% of all residential customer equivalents of all new contracts entered into during such period and/or maintain a customer portfolio with more than 325,000 residential customer equivalents operating under fixed price contracts.

The maximum amount of cash borrowings permitted under the storage and/or payment extension financing provisions of the Commodity Supply Facility will be $45.0 million.  These cash borrowings will accrue interest at the greater of: (1) RBS Sempra’s cost of funds plus 5%; or (2) LIBOR plus 5%.  Outstanding credit support (e.g., letters of credit and/or guarantees) provided by RBS Sempra will accrue interest at LIBOR plus 3%, with a minimum rate of 4%; provided, however, that, if on any date of determination, no termination event has occurred with respect to Holdings and its affiliates and the cash held in certain collateral accounts exceeds all outstanding settlement payments under the Commodity Supply Facility, interest will accrue at a reduced rate of 1.0% on that portion of the credit support amount that is in excess of $27.0 million.

With regards to the aggregate exposure outstanding under the Commodity Supply Facility, we must maintain a ratio of eligible current working capital assets to outstanding supply and financing exposure (excluding any exposure related to hedging activities) greater than 1.25:1.0 during the months of October through March, and greater then 1.4:1.0 during the months of April through September; (the “Collateral Coverage Ratio”).  In addition, the Company must maintain a consolidated tangible net worth, as defined in the agreement that governs the Commodity Supply Facility, of at least $60.0 million.

The Commodity Supply Facility is governed by separate International Swap Dealers Association, Inc. (“ISDA”) master agreements (the “ISDA Master Agreements”) for natural gas and electricity.  On September 28, 2009, MXenergy Inc. and MXenergy Electric Inc. entered into amendments to the ISDA Master Agreements for natural gas and electricity, respectively, with the Company and certain of its subsidiaries, as guarantors, and RBS Sempra.  Pursuant to the terms of the these amendments, the definition of “Adjusted Consolidated Tangible Net Worth” in the ISDA Master Agreements was amended to allow us to adjust for non-cash charges associated with any deferred tax valuation allowances.

On September 22, 2009, certain of our hedging transactions under the Hedge Facility were novated or otherwise transferred to RBS Sempra.  In addition, the Commodity Supply Facility requires that we unwind certain existing physical and financial forward swaps subsequent to closing, with RBS Sempra providing any credit support necessary to liquidate those positions.

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

•                  the termination or cancellation of any material contract which termination or cancellation could reasonably be expected to have a material adverse effect on us; and

•                  the occurrence of a change of control.

As of September 30, 2009, we were in compliance with all provisions of the agreements that govern the Commodity Supply Facility.

Fixed Rate Notes due 2014

In connection with the Restructuring consummated on September 22, 2009, we issued $67.8 million aggregate principal amount of Fixed Rate Notes due 2014.  Interest on the Fixed Rate Notes due 2014 accrues at the rate of 13.25% per annum and is payable semi-annually in cash on February 1 and August 1 of each year, commencing on February 1, 2010, to the holders of record of the Fixed Rate Notes due 2014 on the immediately preceding January 15 and July 15.  The Fixed Rate Notes due 2014 will mature on August 1, 2014.

The Fixed Rate Notes due 2014 were issued at a discount of approximately $17.8 million, which was recorded as a reduction from the Fixed Rate Notes due 2014 balance on our consolidated balance sheets during the first quarter of fiscal year 2010, and which will be amortized as an increase to interest expense over the remaining life of the Fixed Rate Notes due 2014.  During fiscal year 2009 and the three months ended September 30, 2009, we paid or accrued approximately $5.3 million of legal fees and consulting fees and other costs directly related to the Fixed Rate Notes due 2014, which were deferred on the consolidated balance sheet and are being amortized as an increase to interest expense over the remaining term of the Fixed Rate Notes due 2014. Total interest expense associated with the Fixed Rate Notes due 2014 was approximately $0.3 million for the three months ended September 30, 2009, which included $0.1 million of amortization of discount and deferred debt issue costs.

The Fixed Rate Notes due 2014 are senior subordinated secured obligations of the Company, subordinated in right of payment to obligations of the Company under the Commodity Supply Facility.  The Fixed Rate Notes due 2014 are senior in priority to our unsecured senior obligations, including the Floating Rate Notes due 2011, to the extent of the value of the assets securing the Fixed Rate Notes due 2014 is in excess of the aggregate amount of the outstanding Commodity Supply Facility obligations.

The Fixed Rate Notes due 2014 are jointly, severally, fully and unconditionally guaranteed by all domestic subsidiaries of Holdings.

The Fixed Rate Notes due 2014 are secured by a first priority security interest in the Fixed Rate Notes Escrow Account, which is maintained as security for future interest payments to holders of the Fixed Rate Notes due 2014, and by a second-priority security interest in substantially all other existing and future assets of the Company.  The Fixed Rate Notes Escrow Account was funded with approximately $9.0 million in September 2009, which approximates the interest payable by us on the Fixed Rate Notes due 2014 for a twelve-month period.

At any time, or from time to time, on or prior to August 1, 2011, we may, at our option, use the net cash proceeds of equity offerings, if any, to redeem either: (1) 100% of the outstanding principal amount of the Fixed Rate Notes due 2014; or (2)  up to 35% of the outstanding principal amount of the Fixed Rate Notes due 2014, in each case at a redemption price of 113.250% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption, provided that:

•                  if we redeem less than all of the Fixed Rate Notes due 2014, at least 65% of the principal amount of the Fixed Rate Notes due 2014 issued under the Indenture remains outstanding immediately after any such redemption; and

•                  we make such redemption not more than 90 days after the consummation of any such equity offering.

After August 11, 2011, we may redeem the Fixed Rate Notes due 2014 at our option, in whole or in part, upon not less than 30 days’ or more than 60 days’ notice, at the redemption prices specified in the indenture that governs the Fixed Rate Notes due 2014.

Upon a change of control of the Company, we would be required to make an offer to purchase each holder’s Fixed Rate Notes due 2014 at a price of 101% of the then outstanding principal amount thereof, plus accrued and unpaid interest.

The indenture governing the Fixed Rate Notes due 2014 contains restrictions on Holdings and its domestic subsidiaries with regard to declaring or paying any dividend or distribution on Holdings capital stock.  As of September 30, 2009, the Company was in compliance with all provisions of the indenture governing the Fixed Rate Notes due 2014.

Floating Rate Notes due 2011

On August 4, 2006, Holdings issued $190.0 million aggregate principal amount of Floating Rate Notes due 2011, which mature on August 1, 2011.  The notes were issued at 97.5% of par value and bear interest at LIBOR plus 7.5% per annum.  Interest is reset and payable semi-annually on February 1 and August 1 of each year.

During fiscal years 2007 and 2008, we purchased $24.8 million aggregate principal amount of the Floating Rate Notes due 2011 outstanding, plus accrued interest, from noteholders for amounts less than face value.  On September 22, 2009, we consummated an exchange offer of $158.8 million aggregate principal amount of outstanding Floating Rate Notes due 2011 for $26.7 million of cash, $67.8 million aggregate principal amount of Fixed Rate Notes due 2014 and 33,940,683 shares of newly authorized Class A Common Stock.  The shares of Class A Common Stock issued to the holders of the Fixed Rate Notes due 2014 represented 62.5% of the total aggregate shares of common stock outstanding after the consummation of the Restructuring.

Holders of approximately $6.4 million aggregate principal amount of Floating Rate Notes due 2011 did not tender their notes pursuant to the Restructuring.  These Floating Rate Notes due 2011 will remain outstanding until their maturity date in August 2011 unless acquired or retired by us sooner.  The indenture governing the Floating Rate Notes due 2011 was amended to eliminate substantially all of the restrictive covenants and certain events of default from such indenture.

The interest rate on the Floating Rate Notes due 2011 was 8.43% and 9.13% at September 30, 2009 and June 30, 2009, respectively.  The weighted-average interest rate was 8.67% and 10.65% for the three months ended September 30, 2009 and 2008, respectively.  Total interest expense associated with the Floating Rate Notes due 2011, including interest paid or accrued to noteholders, amortization of original issue discount and amortization of deferred debt issue costs, was approximately $6.8 million and $4.9 million for the three months ended September 30, 2009 and 2008, respectively.  Total interest paid or accrued for the Floating Rate Notes due 2011 was approximately $3.3 million and $4.5 million for the three months ended September 30, 2009 and 2008.

Original issue discount and deferred debt issue costs associated with the Floating Rate Notes due 2011 of approximately $4.8 million and $5.1 million, respectively, have been reduced by the pro rata portion of discount and deferred costs associated with our purchases of Floating Rate Notes due 2011 during fiscal years 2007 and 2008 and by the pro rata portion of discount and deferred costs associated with the Floating Rate Notes due 2011 exchanged in connection with the Restructuring.  As of September 30, 2009, the remaining $0.2 million aggregate unamortized balance of original issue discount and deferred debt issue costs, respectively, associated with the Floating Rate Notes due 2011 is being amortized as increases to interest expense ratably over the term of the Floating Rate Notes due 2011.  Amortization of original issue discount and deferred debt issue costs totaled approximately $3.6 million and $0.4 million for the three months ended September 30, 2009 and 2008, respectively.

Denham Credit Facility

The Denham Credit Facility was a $12.0 million line of credit that bore interest at 9% per annum.  The termination date for the Denham Credit Facility was May 19, 2010, at which time any outstanding principal balance would have become due.

In accordance with the September 30, 2008 amendment and restatement of our Revolving Credit Facility, we were required to borrow any available balance under the Denham Credit Facility prior to November 7, 2008, and to maintain such balance outstanding until the Revolving Credit Facility expired.  In September 2008, we borrowed the entire $12.0 million balance available under the Denham Credit Facility, the entire amount of which was still outstanding at June 30, 2009.  On September 22, 2009, the outstanding balance under the Denham Credit Facility was repaid, including accrued and unpaid interest, and the Denham Credit Facility was terminated.

Redeemable Convertible Preferred Stock

Prior to the consummation of the Restructuring, Holdings was authorized to issue 5,000,000 shares of Preferred Stock.  On June 30, 2004, MXenergy Inc. entered into a purchase agreement (the “Preferred Stock Purchase Agreement”) with affiliates of Charterhouse Group Inc. and Greenhill Capital Partners LLC (collectively, the “Preferred Investors”) to issue 1,451,310 shares of Preferred Stock at a purchase price of $21.36 per share.

As of June 30, 2009, we determined that the Preferred Stock was redeemable at the option of the Preferred Investors as a result of the redemption provisions included in the Preferred Stock Purchase Agreement.  Therefore, the Preferred Stock was recorded outside of stockholders’ equity on the consolidated balance sheets.  The Company also determined that the Preferred Stock became redeemable at June 30, 2009, which was the earliest possible date that the Preferred Investors could have caused the Company to make the redemption election described under the redemption provisions of the Preferred Stock Purchase Agreement.  Therefore, as of June 30, 2009, the carrying value of the Preferred Stock was adjusted to reflect the estimated $54.6 million redemption value.

On September 22, 2009, all outstanding shares of Preferred Stock were exchanged for 11,862,551 shares of newly authorized Class C Common Stock, which represented 21.84% of the aggregate total shares of the Company’s common stock outstanding as of the consummation date of the Restructuring.  The excess of the redemption value over the aggregate fair value of common stock issued to the preferred shareholders was reclassified to stockholders’ equity on the consolidated balance sheets during the first quarter of fiscal year 2010.  In connection with the Restructuring, Holdings filed an amended and restated Certificate of Incorporation that does not authorize the issuance of any preferred stock.

Contractual Obligations

The Commodity Supply Facility provides for the exclusive supply of physical (other than as needed for balancing) and financial natural gas and electricity, credit support (including letters of credit and guarantees) for certain collateral needs, payment extension financing and/or storage financing as needed, and associated hedging transactions in order to maintain the matched trading book required by our risk management policies.

Under the Commodity Supply Facility, we are obligated to purchase a minimum of 130,000,000 MMBtus of natural gas from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 39,000,000 MMBtus during the first contract year; (2) 44,000,000 MMBtus during the second contract year; and (3) 47,000,000 MMBtus during the third contract year.  In addition, we are obligated to purchase a minimum of 1,850,000 MWhrs of electricity from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 500,000 MWhrs during the first contract year; (2) 650,000 MWhrs during the second contract year; and (3) 700,000 MWhrs during the third contract year.  The estimated total value of these purchases will depend upon the market price of natural gas at the time of purchase.  During fiscal year 2009, our price of natural gas ranged from a high of approximately $12.75 per MMBtu in July 2008 to a low of approximately $3.25 per MMBtu in May 2009.  The Company will be obligated to pay a volumetric fee for any unused balance of the minimum volume purchase requirement for any contract year, or if the agreement is terminated prior to the end of the contract.

Off-Balance Sheet Arrangements

As of September 30, 2009, we did not have any off-balance sheet arrangements.

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

The natural gas swap instruments are generally settled against the closing price for the last trading day of each month for natural gas listed on the NYMEX Henry Hub futures contract.  In the case of electricity swap instruments, settlement is based on ISO settlement prices during the month.  The financial basis swaps are typically settled against the first of the month published index prices at various trading points that relate to locations where we have customer obligations.  Basis swaps are priced based on the NYMEX price on the last day of the month plus or minus an agreed-upon premium or discount.   All of the natural gas swaps have been executed “over-the-counter” on a bilateral basis under the Hedge Facility or with other credit-worthy counterparties.  We also enter into financial swaps with other counterparties in order to meet electricity requirements. These are settled based on the index price for the appropriate ISO.  We only execute financial swaps with entities with investment grade credit ratings.   As of September June 30, 2009, our hedge positions extended through December 2011.

We have adopted a risk management policy to measure and limit market and credit risk associated with our customer portfolio.  The risk policy requires that we maintain a balanced position at all times and does not permit speculative trading.  None of our employees are compensated on the basis of his or her trading activities.  In marketing products to residential and small commercial customers, we hedge in advance of anticipated contract sales (adjusted to reflect attrition).  When marketing to larger commercial accounts, the hedge is executed at the time of the contract sale.  Our current risk policy requires that the following exposures be promptly mitigated: (1) for natural gas, any exposure in excess of $1.0 million related to the volumetric difference between commitments to deliver natural gas to customers and the related hedge positions must be brought back in compliance within three business days; and (2) for electricity, any exposure greater than $750,000 related to the volumetric difference between commitments to deliver electricity to customers and related hedge positions must be brought back in compliance within three business days.

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

We utilize an internally developed modified variance/co-variance value-at-risk “VAR,” model to estimate potential loss in the fair value of our natural gas portfolio.  For our VAR model, we utilize the higher of 10-day and 30-day NYMEX volatility on a 2 standard deviation basis (95.45% confidence level).  During the three months ended September 30, 2008, volatility in natural gas prices resulted in unusually high potential losses in the fair value of our natural gas portfolio using this VAR model.

The potential losses in the fixed price natural gas portfolio using our actual net open position at the end of each month during the three months ended September 30, 2009 and 2008 are summarized in the following table.

	Three Months Ended September 30,
Potential loss during the period	2009	2008
	(in thousands)

Average	$23	$296
Maximum	33	624
Minimum	17	119

There have been no material changes in our methodology or policies regarding commodity price risk management during the three months ended September 30, 2009.

Credit Risk

We are exposed to credit risk in our risk management activities.  Credit risk is the risk of loss resulting from the nonperformance by a counterparty of its contractual obligations.  Our fixed price positions are executed under agreements that include master netting arrangements, which mitigate outstanding credit exposure.  Under our Hedge Facility, our economic hedging activities were with a financial institution that had an investment grade credit rating.  Under the Commodity Supply Facility, our economic hedging activities are also with a financial institution that has an investment grade credit rating.  To the extent we purchase financial hedges or physical commodity from other counterparties, our risk policy provides for ongoing financial reviews, established credit limits as well as monitoring, managing and mitigating credit exposure.

We also are exposed to credit risk in our sales activities.  For the three months ended September 30, 2009, approximately 64% of our total sales of natural gas and electricity were within markets where LDCs do not guarantee customer accounts receivable while 36% of our total sales were within markets where LDCs guarantee customer accounts receivable at a weighted average discount rate of approximately 1%.  Such discount is the cost incurred to guarantee the customer accounts receivable.  In cases where customer accounts receivable are guaranteed by the LDC, we are exposed only to the credit risk of the LDC, rather than that of our actual customers.  We monitor the credit ratings of LDCs and the parent companies of LDCs that guarantee our customer accounts receivable.  As of September 30, 2009, all of our customer accounts receivable in guaranteed markets was with LDCs with investment grade credit ratings.  We also periodically review payment history and financial information for LDCs to ensure that we identify and respond to any deteriorating trends.

The allowance for doubtful accounts represents our estimate of potential credit losses associated with customer accounts receivable in markets where such receivables are not guaranteed by LDCs.  We assess the adequacy of our allowance for doubtful accounts through review of the aging of customer accounts receivable and our assessment of the general economic conditions in the markets that we serve.  Based upon our review as of September 30, 2009, we believe that the allowance for doubtful accounts is adequate to cover potential credit losses related to customer accounts receivable.

We record a provision for doubtful accounts for the estimated total revenue that is not expected to be collected from customers in non-guaranteed markets.  The following table provides a summary of the provision for doubtful accounts as a percentage of total sales of natural gas and electricity within these markets.

	Three Months Ended September 30,
	2009	2008

Provision for doubtful accounts as a percent of sales of natural gas and electricity in non-guaranteed markets	3.26%	1.71%

During the first quarter of fiscal year 2010, we experienced continued deterioration of the aging of billed customer accounts receivable within certain of our markets, particularly in our largest natural gas market in Georgia, which resulted in an increase in the provision for doubtful accounts.  We continue to closely monitor economic conditions and actual collections data within all of our markets for signs of any negative long-term trends which could result in higher allowance requirements.

There have been no material changes in our methodology or policies regarding credit risk management during the three months ended September 30, 2009.

Interest Rate Risk

We are exposed to risk from fluctuations in interest rates under the Commodity Supply Facility and the Floating Rate Notes due 2011.  We manage our exposure to interest rate fluctuations by utilizing fixed-for-floating interest rate swaps to effectively convert the interest rate exposure from a variable rate to a fixed rate of interest.  The fixed-for-floating swap effectively fixes the six-month LIBOR rate at 5.72% per annum.

Under the Commodity Supply Facility, we are subject to variable interest rates in connection with cash borrowings and credit support, primarily in the form of letters of credit, provided by RBS Sempra.  As of September 30, 2009, approximately $56.0 million of letters of credit were outstanding under the Commodity Supply Facility, in addition to the $6.4 million aggregate principal of Floating Rate Notes due 2011.

Based on the net exposure as of September 30, 2009 resulting from the interest rate swap, the letters of credit outstanding under the Commodity Supply Facility and the outstanding balance of Floating Rate Notes due 2011 on the consolidated balance sheets as of September 30, 2009, the impact of a 1% change in interest rates on interest expense for a twelve-month period is approximately $0.2 million.

As of June 30, 2009, the Company was not specifically required to provide any collateral or letters of credit in support of its interest rate derivative liabilities.  Effective September 22, 2009, the Company was required to post $7.5 million of cash as collateral for its mark-to-market exposure related to the outstanding interest rate swap agreement, which is recorded in other current assets on the consolidated balance sheets.

We have not designated interest rate swaps as hedges and, accordingly, changes in the market value of the interest rate swaps are charged directly to interest expense.  At September 30, 2009, the total unrealized loss from risk management activities on the consolidated balance sheets related to interest rate swaps was approximately $6.8 million.

The Commodity Supply Facility requires the Company to novate and unwind a portion of the remaining $80.0 million swap subsequent to closing of the Commodity Supply Facility, in order to more closely match the expected variable rate credit exposure under the Commodity Supply Facility.

Item 4T.  Controls and Procedures

Disclosure Controls

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

An evaluation was conducted, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by our Annual Report for the fiscal year ended June 30, 2009 (the “2009 Annual Report”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of the end of the period covered by the 2009 Annual Report, due to the material weakness in our internal control over financial reporting described below.

In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in designing and evaluating the controls and procedures. We regularly review our disclosure controls and procedures, and our internal controls over financial reporting, and may from time to time make appropriate changes aimed at enhancing their effectiveness and ensure that our systems evolve with our business.

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

Our management carried out an evaluation of the effectiveness of our internal control over financial reporting as of the end of the period covered by the 2009 Annual Report, with the participation of our Chief Executive Officer and Chief Financial Officer.   Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there is a material weakness in our internal control over financial reporting.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

These significant deficiencies resulted in adjustments to our accounting records at June 30, 2009 for amounts that related to quarterly and annual periods previously reported.  These adjustments were not deemed by management to be material, individually or in the aggregate, in relation to our financial position or results of operations, taken as a whole, for any annual or quarterly reporting period during fiscal years 2009 or 2008.  However, we concluded that the significant deficiencies, when evaluated in the aggregate, resulted in a material weakness in the design and operation of our internal controls over financial reporting as of June 30, 2009 such that there was a reasonable possibility that a material misstatement of our interim or annual financial statements would not have been prevented or detected on a timely basis.  To remedy this material weakness, we have identified certain controls or processes that will be put into place with the intent to mitigate the risk of potential future misstatements from the identified significant deficiencies.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2009.

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

Item 1A.  Risk Factors

There are many risk factors that could materially affect our business, financial condition and results of operations.  Except as disclosed below, there have been no material changes to the risk factors disclosed in our 2009 Annual Report.

RBS Sempra’s majority owner recently announced that it may have to sell its stake in RBS Sempra, which could impact RBS Sempra’s ability to function as our primary commodity supplier, hedge provider and creditor.

Royal Bank of Scotland Group recently announced that it may have to divest its majority interest in RBS Sempra.  We are uncertain whether such a divestiture will occur, whether it will occur in an orderly fashion, whether RBS Sempra’s ability to maintain its operations will be impacted, or whether its ability to provide us with commodity and economic hedges pursuant to the Commodity Supply Facility will be affected.  If RBS Sempra is unable to meet its supply, credit and hedging obligations under the Commodity Supply Facility, our liquidity position and operations may be adversely affected.

The Fixed Rate Notes due 2014 must be registered with the SEC.

We are required to file an effective registration statement for the Fixed Rate Notes due 2014 with the SEC within one year from the consummation date of the Restructuring.  Failure to do so would result in a 0.25% increase to the interest rate on the Fixed Rate Notes due 2014 for each 90 day period that such registration statement is not filed, up to a maximum 1.0% per annum, which would have a negative impact on our results from operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 22, 2009, we consummated an exchange of $158.8 million aggregate principal amount of outstanding Floating Rate Notes due 2011 for $26.7 million of cash, $67.8 million of Fixed Rate Notes due 2014 and 33,940,683 shares of newly authorized Class A Common Stock.  The shares of Class A Common Stock issued to the holders of the Fixed Rate Notes due 2014 represented 62.5% of the total aggregate shares of common stock outstanding after consummation of the Restructuring.  Additionally, in connection with the Restructuring and as a condition of the agreements governing the Commodity Supply Facility, we issued 4,002,290 shares of newly authorized Class B Common Stock to Sempra, which represented 7.37% of our total aggregate shares of common stock outstanding after consummation of the Restructuring.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Steven Murray resigned his position as Chief Operating Officer of the Company, effective October 23, 2009.

Item 6.  Exhibits

The exhibits filed as part of this Quarterly Report are listed in the exhibit index immediately preceding such exhibits, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2009	MXENERGY HOLDINGS INC.
(Registrant)

/s/ Jeffrey A. Mayer
Jeffrey A Mayer
President and Chief Executive Officer
(Principal executive officer)

Date: November 18, 2009	/s/ Chaitu Parikh
Chaitu Parikh
Chief Financial Officer
(Principal financial officer and principal accounting officer)

Index to Exhibits

Exhibit Number	Title
3.1	Second Amended and Restated Certificate of Incorporation of MXenergy Holdings Inc. (1)
3.2	Third Amended and Restated Bylaws of MXenergy Holdings Inc. (1)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *†

*	Filed herewith.

†

Pursuant to Securities and Exchange Commission Release No. 33-8238, this certification will be treated as “accompanying” this Quarterly Report and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of Section 18 of the Securities Exchange Act of 1934 and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 28, 2009.