Form 10-Q
period 2009-12-31
MxEnergy Holdings Inc
filed 2010-02-16
CIK 1375814

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of January 31, 2010, there were 33,710,902 shares of the Registrant’s Class A Common Stock (par value $0.01 per share), 4,002,290 shares of the Registrant’s Class B Common Stock (par value $0.01 per share) and 16,362,139 shares of the Registrant’s Class C Common Stock (par value $0.01 per share) outstanding.

Documents incorporated by reference: None

MXENERGY HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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

•      expectations concerning future operations, margins, profitability, attrition, bad debts, expenses, interest rates, liquidity and capital resources; and

•      expectations regarding the effectiveness of our hedging practices and the performance of suppliers, pipelines and transmission companies, storage operators, independent system operators, financial hedge providers, banks providing working capital and other counterparties supplying, transporting, and storing physical commodity.

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

Item 1 — Financial Statements

MXENERGY HOLDINGS INC.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except share data)

	Balance At
	December 31, 2009	June 30, 2009

Assets:
Current assets:
Cash and cash equivalents	$4,430	$23,266
Restricted cash	2,257	75,368
Accounts receivable from customers and LDCs, net (Note 5)	92,807	47,598
Natural gas inventories (Note 6)	28,353	29,415
Current portion of unrealized gains from risk management activities, net (Note 11)	—	294
Income taxes receivable	7,391	6,461
Deferred income taxes (Note 9)	3,321	9,020
Fixed Rate Notes Escrow Account (Note 14)	8,977	—
Other current assets	13,641	12,084
Total current assets	161,177	203,506
Goodwill (Note 7)	3,810	3,810
Customer acquisition costs, net (Note 8)	24,716	27,950
Fixed assets, net	2,727	3,728
Deferred income taxes (Note 9)	15,014	15,089
Deferred debt issue costs (Notes 13, 14)	14,983	4,475
Other assets	542	513
Total assets	$222,969	$259,071

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued liabilities (Note 10)	$30,011	$43,147
Accounts payable, net — RBS Sempra (Note 13)	26,324	—
Current portion of unrealized losses from risk management activities, net (Note 11)	11,645	34,224
Deferred revenue	9,884	4,271
Bridge Financing Loans payable (Note 17)	—	5,400
Denham Credit Facility (Note 17)	—	12,000
Total current liabilities	77,864	99,042
Unrealized losses from risk management activities, net (Note 11)	6,865	14,071
Long-term debt (Note 14)	57,282	163,476
Total liabilities	142,011	276,589

Redeemable Convertible Preferred Stock (Note 15)	—	54,632

Commitments and contingencies (Note 18)	—	—

Stockholders’ equity:
Common stock (Note 16):
Class A Common Stock (par value $0.01; 50,000,000 shares authorized; 33,940,683 shares issued and 33,710,902 shares outstanding at December 31, 2009)	339	—
Class B Common Stock (par value $0.01; 10,000,000 shares authorized; 4,002,290 shares issued and outstanding at December 31, 2009)	40	—
Class C Common Stock (par value $0.01; 40,000,000 shares authorized; 16,362,139 shares issued and outstanding at December 31, 2009)	164	—
Common Stock (par value $0.01; 10,000,000 shares authorized; 4,681,219 shares issued and outstanding at June 30, 2009)	—	47
Total common stock	543	47
Additional paid-in capital	137,222	18,275
Class A treasury stock (229,781 shares at December 31, 2009)	(99)	—
Accumulated other comprehensive loss	(153)	(3)
Accumulated deficit	(56,555)	(90,469)
Total stockholders’ equity	80,958	(72,150)
Total liabilities and stockholders’ equity	$222,969	$259,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands)

	Three Months Ended December 31,
	2009	2008

Sales of natural gas and electricity	$152,769	$259,696
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	97,855	204,652
Realized losses from risk management activities, net	19,328	20,198
Unrealized (gains) losses from risk management activities, net	(16,713)	23,272
	100,470	248,122
Gross profit	52,299	11,574

Operating expenses:
General and administrative expenses	12,415	15,354
Advertising and marketing expenses	390	456
Reserves and discounts	1,972	3,140
Depreciation and amortization	5,275	9,664
Total operating expenses	20,052	28,614

Operating profit (loss)	32,247	(17,040)
Interest expense, net of interest income of $8 and $32, respectively	8,248	15,619
Income (loss) before income tax (expense) benefit	23,999	(32,659)
Income tax (expense) benefit	(5,774)	12,491
Net income (loss)	$18,225	$(20,168)

	Six Months Ended December 31,
	2009	2008

Sales of natural gas and electricity	$228,742	$382,265
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	146,666	321,539
Realized losses from risk management activities, net	33,235	21,222
Unrealized (gains) losses from risk management activities, net	(28,452)	101,934
	151,449	444,695
Gross profit (loss)	77,293	(62,430)

Operating expenses:
General and administrative expenses	26,912	27,945
Advertising and marketing expenses	742	1,278
Reserves and discounts	3,815	4,865
Depreciation and amortization	10,896	18,347
Total operating expenses	42,365	52,435

Operating profit (loss)	34,928	(114,865)
Interest expense, net of interest income of $57 and $335, respectively	21,165	22,360
Income (loss) before income tax (expense) benefit	13,763	(137,225)
Income tax (expense) benefit	(5,774)	52,526
Net income (loss)	$7,989	$(84,699)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(dollars in thousands)

	Six Months Ended December 31, 2009
	Common Stock	Additional Paid-in Capital	Class A Treasury Stock	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity

Balance at June 30, 2009	$47	$18,275	$—	$(3)	$(90,469)	$(72,150)
Issuance of Class A Common Stock	339	81,468	—	—	—	81,807
Issuance of Class B Common Stock	40	9,005	—	—	—	9,045
Issuance of Class C Common Stock	164	28,591	—	—	—	28,755
Acquisition of Class A Treasury Stock	—	—	(99)	—	—	(99)
Cancellation of common stock	(47)	—	—	—	—	(47)
Stock compensation benefit	—	(117)	—	—	—	(117)
Revaluation of redeemable convertible preferred stock	—	—	—	—	25,925	25,925
Comprehensive income:
Net income	—	—	—	—	7,989	7,989
Foreign currency translation	—	—	—	(150)	—	(150)
Total comprehensive income						7,839
Balance at December 31, 2009	$543	$137,222	$(99)	$(153)	$(56,555)	$80,958

	Six Months Ended December 31, 2008
	Common Stock	Additional Paid-in Capital	Unearned Stock Compensation	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity

Balance at June 30, 2008	$36	$23,635	$(4)	$(189)	$9,732	$33,210
Issuance of common stock	11	(11)	—	—	—	—
Unamortized stock compensation	—	(580)	580	—	—	—
Stock compensation expense	—	618	—	—	—	618
Amortization of stock compensation	—	—	(576)	—	—	(576)
Revaluation of redeemable convertible preferred stock	—	(2,926)	—	—	—	(2,926)
Comprehensive loss:
Net loss	—	—	—	—	(84,699)	(84,699)
Foreign currency translation	—	—	—	306	—	306
Total comprehensive loss						(84,393)
Balance at December 31, 2008	$47	$20,736	$—	$117	$(74,967)	$(54,067)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended December 31,
	2009	2008

Operating activities:
Net income (loss)	$7,989	$(84,699)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Unrealized (gains) losses from risk management activities, net	(28,452)	101,934
Stock compensation (benefit) expense	(117)	42
Provision for doubtful accounts	3,096	3,713
Depreciation and amortization	10,896	18,347
Deferred tax expense (benefit)	5,774	(46,001)
Non-cash interest expense, primarily unrealized losses on interest rate swaps and amortization of debt issuance costs	7,059	9,201
Amortization of customer contracts acquired	(50)	(568)
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash	73,111	372
Accounts receivable	(48,305)	(88,872)
Natural gas inventories	1,062	1,300
Income taxes receivable	(930)	(4,407)
Fixed Rate Notes Escrow Account	(8,977)	—
Option premiums	(335)	92
Other assets	(2,099)	(2,145)
Accounts payable and accrued liabilities	(13,086)	13,029
Accounts payable — RBS Sempra	26,324	—
Deferred revenue	5,613	6,627
Net cash provided by (used in) operating activities	38,573	(72,035)

Investing activities:
Purchase of assets of Catalyst Natural Gas, LLC	—	(1,609)
Customer acquisition costs	(6,216)	(10,385)
Purchases of fixed assets	(445)	(604)
Net cash used in investing activities	(6,661)	(12,598)

Financing activities:
Repayment of Floating Rate Notes due 2011	(26,700)	—
Proceeds from Denham Credit Facility	—	12,000
Repayment of Denham Credit Facility	(12,000)	—
Proceeds from Bridge Financing Loans under the Revolving Credit Facility	—	10,400
Repayment of Bridge Financing Loans under the Revolving Credit Facility	(5,400)	—
Proceeds from cash advances under the Revolving Credit Facility	—	26,000
Repayment of cash advances under the Revolving Credit Facility	—	(26,000)
Debt issuance costs	(6,220)	(6,382)
Acquisition of Class A treasury stock	(99)	—
Stock issuance costs	(329)	—
Net cash (used in) provided by financing activities	(50,748)	16,018
Net decrease in cash and cash equivalents	(18,836)	(68,615)
Cash and cash equivalents at beginning of period	23,266	71,958
Cash and cash equivalents at end of period	$4,430	$3,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Six Months Ended December 31, 2009

Note 1.  Organization and Basis of Presentation

MXenergy Holdings Inc. (“Holdings”) was founded in 1999 as a retail energy marketer, and was incorporated in Delaware on January 24, 2005 as part of a corporate reorganization.  The two principal operating subsidiaries of Holdings are MXenergy Inc. and MXenergy Electric Inc. which are engaged in the marketing and supply of natural gas and electricity, respectively.  Holdings and its subsidiaries (collectively, the “Company”) operate in 40 market areas located in 14 states in the United States (the “U.S.”) and in two Canadian provinces.

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

Note 2.  New Accounting Pronouncements

Accounting Pronouncements Adopted During the Six Months Ended December 31, 2009

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

Effective July 1, 2009, the Company adopted ASC guidelines regarding accounting and reporting for business combinations that are consummated after July 1, 2009.  These guidelines include certain changed principles and requirements related to: (1) recognition and measurements of identifiable assets acquired, liabilities assumed, goodwill acquired, any gain from a bargain purchase, and any noncontrolling interest in an acquired company; (2) application issues relating to accounting and disclosures for assets and liabilities arising from contingencies in a business combination; and (3) disclosures regarding business combinations in financial statements.  The Company will apply the ASC guidelines prospectively to business combination transactions consummated after July 1, 2009, if any.  The Company did not consummate any business combination transactions during the six months ended December 31, 2009.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Fair Value Measurements and Disclosures,” (“ASU 2009-05”).  ASU 2009-05 amends ASC Topic 820, “Fair Value Measurements and Disclosures” by providing additional guidance clarifying the measurement of liabilities at fair value.  The amendments prescribed by ASU 2009-05 became effective for the Company’s quarterly reporting period ending December 31, 2009 and did not have any impact on the Company’s financial position or results of operations.

Accounting Pronouncements Not Yet Adopted as of December 31, 2009

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), which amends FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”  The amended guidance in ASU 2010-06 requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy.  ASU 2010-06 also requires that required Level 3 disclosures regarding purchases, sales, issuances and settlements be reported on a gross basis.  ASU 2010-06 clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  The amended guidance in ASU 2010-06 pertaining to disclosure of transfers between levels of the fair value hierarchy, the level of disaggregation of disclosures and disclosure of valuation techniques and inputs used in estimating Level 2 and Level 3 measurements will become effective for interim and annual reporting periods beginning after December 15, 2009.  The Company intends to adopt these provisions effective for its quarterly reporting period ending March 31, 2010.  The requirement to disclose Level 3 purchases, sales, issuances and settlements on a gross basis will become effective for fiscal years (and for interim periods within those fiscal years) beginning after December 15, 2010.  The Company intends to adopt these provisions effective for its quarterly reporting period ending September 30, 2011.

Note 3.  Debt and Equity Restructuring

A sharp drop in natural gas market prices during the six months ended December 31, 2008 resulted in a significant reduction in the available borrowing base under the Company’s revolving credit facility (the “Revolving Credit Facility”).  The reduced borrowing base strained the Company’s ability to post letters of credit as collateral with suppliers and hedge providers, caused defaults of certain financial covenants included in the agreement that governed the Revolving Credit Facility, prompted downgrades in the Company’s ratings from credit rating agencies and ultimately resulted in the Company obtaining material waivers of, and amendments to, the agreement that governed the Revolving Credit Facility and the Company’s principal commodity hedge facility (the “Hedge Facility”). Such amendments had material direct impacts on the Company’s liquidity position and operations during fiscal year 2009 and the first three months of fiscal year 2010 (refer to Note 13), including requiring that the Company seek a new facility to replace the Revolving Credit Facility and the Hedge Facility.

On September 22, 2009, the Company consummated an equity and debt restructuring (the “Restructuring”), which included various transactions.  The Restructuring included a debt exchange transaction that was accounted for as a troubled-debt restructuring in accordance with U.S. GAAP, and therefore did not result in any gain or loss recorded in the consolidated statements of operations.  The transactions consummated in connection with the Restructuring had material impacts on various asset, liability and stockholders’ equity accounts during the three months ended September 30, 2009, as summarized in the following table.

	Balance at June 30, 2009	Restructuring Transactions, Net	Other Operating Activity, Net		Balance at September 30, 2009
	(in thousands)
Assets:
Cash and cash equivalents	$23,266	$(2,375)	$(17,385)		$3,506
Restricted cash	75,368	(75,000)	1,133		1,501
Accounts receivable — RBS Sempra	—	17,948	(6,072)		11,876
Fixed Rate Notes Escrow Account	—	8,977	—		8,977
Deferred debt issue costs	4,475	15,083	(3,546	)(1)	16,012
Net impact on selected asset accounts	$103,109	$(35,367)	$(25,870)		$41,872

Liabilities and stockholders’ equity:
Liabilities:
Bridge Financing Loans payable	$5,400	$(5,400)	$—		$—
Denham Credit Facility	12,000	(12,000)	—		—
Long-term debt:
Fixed Rate Notes due 2014	—	49,951	79	(2)	50,030
Floating Rate Notes due 2011	163,476	(158,787)	1,665	(2)	6,354
Net impact on selected liability accounts	180,876	(126,236)	1,744		56,384

Redeemable convertible preferred stock	54,632	(54,632)	—		—

Stockholders’ equity:
Common stock	47	496	—		543
Additional paid in capital	18,275	119,080	(117)		137,238
Accumulated deficit	(90,469)	25,925	(10,236)		(74,780)
Net impact on selected stockholders’ equity accounts	(72,147)	145,501	(10,353)		63,001
Net impact on selected liability and stockholders’ equity accounts	$163,361	$(35,367)	$(8,609)		$119,385

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

Material impacts of the Restructuring transactions that resulted in sources and uses of cash and cash equivalents include:

•                  $75.0 million of restricted cash held as collateral for obligations under the Revolving Credit Facility was released to cash and cash equivalents upon termination of the Revolving Credit Facility in September 2009;

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

In addition, in connection with the two master supply and hedge agreements (the “Commodity Supply Facility), certain banking relationships that previously belonged to the Company are now under RBS Sempra’s name and control.  Cash is released by RBS Sempra to the Company as required to meet the Company’s ongoing operating cash requirements.  As a result, $11.9 million that would have been included in cash and cash equivalents prior to the Restructuring has been recorded as accounts receivable — RBS Sempra on the consolidated balance sheet as of September 30, 2009.  At December 31, 2009, in accordance with netting provisions included in the agreements that govern the Commodity Supply Facility, amounts due from RBS Sempra have been included as a reduction of accounts payable, net — RBS Sempra on the consolidated balance sheet.

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

Stockholders’ Equity Activity

All equity transactions consummated in connection with the Restructuring were recorded at the fair value of various classes of common stock issued on September 22, 2009.  In addition to the Class A Common Stock issued to holders of Fixed Rate Notes due 2014, Holdings also issued the following shares of common stock as a result of non-cash transactions:

•                  4,002,290 shares of newly authorized $0.01 par value Class B Common Stock were issued to RBS Sempra, as a condition to its entry into the agreements governing the Commodity Supply Facility.  The aggregate $9.0 million fair value of Class B Common Stock issued to RBS Sempra (par value of less than $0.1 million, recorded as Class B Common Stock; and $9.0 million recorded as additional paid in capital) was also recorded as deferred debt issue costs on the consolidated balance sheets during the first quarter of fiscal year 2010 and will be amortized as interest expense over the remaining term of the Commodity Supply Facility.

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

In connection with the Restructuring, the shareholders agreed to the creation of a new equity-based incentive plan, pursuant to which the Company may issue Class C Common Stock not to exceed 10% of Holdings’ outstanding common stock (on a fully diluted basis) after giving effect to the Restructuring.  In January 2010, Holdings’ Board of Directors authorized a new plan and approved grants of restricted stock units to certain senior executive officers and to the Directors of the Company (refer to Note 16).

Operating Expense Activity

In connection with the Restructuring, the Company recorded approximately $2.2 million of non-recurring general and administrative expenses, all of which were recorded during the three months ended September 30, 2009, including:

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

Note 4.   Seasonality of Operations

Natural gas and electricity sales accounted for approximately 81% and 19%, respectively, of the Company’s total sales for the six months ended December 31, 2009.  The majority of natural gas customer consumption occurs during the months of November through March.  By contrast, electricity customer consumption peaks during the months of June through September.  Because the natural gas business segment comprises such a large component of the Company’s overall business operations, operating results for the second and third fiscal quarters represent the vast majority of operating results for the Company’s full fiscal year.

Cash collections from the Company’s natural gas customers peak in the spring of each calendar year, while cash collections from electricity customers peak in late summer and early fall.  The Company utilizes a considerable amount of cash from operations to meet working capital requirements during the months of November through March of each fiscal year.  In addition, the Company utilizes considerable cash to purchase natural gas inventories during the months of April through October.

Weather conditions have a significant impact on customer demand and market prices for natural gas and electricity.  Customer demand exposes the Company to a high degree of seasonality in sales, cost of sales, billing and collection of customer accounts receivable, inventory requirements and cash flows.  In addition, budget billing programs and payment terms of local distribution companies (“LDCs”) can cause timing differences between the billing and collection of accounts receivable and the recording of revenues.

The impact of rapidly rising or falling commodity prices also varies greatly depending on the period of time in which they occur during the Company’s fiscal year.  Although commodity price movements can have material short-term impacts on monthly and quarterly operating results, the Company’s economic hedging and contract pricing strategies are designed to reduce the impact of such trends on operating results for a full fiscal year.  Therefore, the short-term impacts of changing commodity prices should be considered in the context of the Company’s entire annual operating cycle.

Note 5.   Accounts Receivable

Accounts Receivable from Customers and LDCs, Net

Accounts receivable, net, is summarized in the following table.

	Balance at
	December 31, 2009	June 30, 2009
	(in thousands)
Billed customer accounts receivable:
Guaranteed by LDCs	$18,066	$7,768
Non-guaranteed by LDCs	29,335	26,679
	47,401	34,447
Unbilled customer accounts receivable (1):
Guaranteed by LDCs	19,730	5,737
Non-guaranteed by LDCs	26,216	10,547
	45,946	16,284
Total customer accounts receivable	93,347	50,731
Less: Allowance for doubtful accounts	(5,128)	(7,344)
Customer accounts receivable, net	88,219	43,387
Cash imbalance settlements and other receivables, net (2)	4,588	4,211
Accounts receivable, net	$92,807	$47,598

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

The Company operates in 40 market areas located in 14 U.S. states and two Canadian provinces.  The Company’s diversified geographic coverage mitigates the credit exposure which could result from concentrations in a single LDC territory or a single regulatory jurisdiction, from extreme local weather patterns or from an economic downturn in any single geographic region.  In addition, the Company has limited exposure to risk associated with high concentrations of sales volumes with individual customers.  The Company’s largest customer accounted for approximately 2% of natural gas sales during the six months ended December 31, 2009 and 2008.

The allowance for doubtful accounts represents the Company’s estimate of potential credit losses associated with customer accounts receivable in markets where such receivables are not guaranteed by LDCs.  The Company assesses the adequacy of its allowance for doubtful accounts through review of the aging of customer accounts receivable and general economic conditions in the markets that it serves.  Based upon this review as of December 31, 2009, the Company believes that its allowance for doubtful accounts is adequate to cover potential credit losses related to customer accounts receivable.  An analysis of the allowance for doubtful accounts is provided in the following table.

Allowance for Doubtful Accounts Activity	2009	2008
	(in thousands)
Three months ended December 31:
Balance at beginning of period	$6,340	$5,097
Add: Provision for doubtful accounts	1,503	2,420
Less: Net charge offs of customer accounts receivable	(2,715)	(3,012)
Balance at end of period	$5,128	$4,505

Provision for doubtful accounts as a percent of sales of natural gas and electricity in non-guaranteed markets	1.88%	1.71%

Six months ended December 31:
Balance at beginning of period	$7,344	$5,154
Add: Provision for doubtful accounts	3,096	3,713
Less: Net charge offs of customer accounts receivable	(5,312)	(4,362)
Balance at end of period	$5,128	$4,505

Provision for doubtful accounts as a percent of sales of natural gas and electricity in non-guaranteed markets	2.40%	1.71%

Reserves and discounts in the consolidated statements of operations include the provision for doubtful accounts related to customer accounts receivable within markets where such receivables are not guaranteed by LDCs as well as discounts related to customer accounts receivable that are guaranteed by LDCs.  During the six months ended December 31, 2009, approximately 56% of the Company’s total sales of natural gas and electricity were within markets where LDCs do not guarantee customer accounts receivable while 44% of total sales were within markets where LDCs guarantee customer accounts receivable at a weighted average discount rate of approximately 1%.  Such discount is the cost to guarantee the customer accounts receivable.  In markets where customer accounts receivable are guaranteed by the LDC, the Company is exposed to the credit risk of the LDC, rather than to that of its customers.  The Company monitors the credit ratings of LDCs and the parent companies of LDCs that guarantee customer accounts receivable.  The Company also periodically reviews payment history and financial information for LDCs to ensure that it identifies and responds to any deteriorating trends.  As of December 31, 2009, all of the Company’s customer accounts receivable in guaranteed markets were from LDCs with investment grade credit ratings.

The decreases in the provision for doubtful accounts for the three months and six months ended December 31, 2009, as compared with the same periods in the prior fiscal year, were primarily due to decreases in sales of natural gas and electricity during fiscal year 2010.

The increase in the provision for doubtful accounts as a percentage of total sales of natural gas and electricity for the six months ended December 31, 2009, as compared with the same period in the prior fiscal year, was primarily due to higher reserves against customer accounts receivable deemed uncollectible and charge offs of customer accounts receivable that significantly exceeded the Company’s historical levels.  During fiscal year 2009 and the first six months of fiscal year 2010, the Company experienced deterioration in the aging of billed customer accounts receivable within certain natural gas markets in Georgia and the northeastern U.S.  Higher provision for doubtful accounts in Georgia was partially due to higher charge offs of customer accounts receivable related to customer accounts acquired in the Company’s October 2008 acquisition of Catalyst Natural Gas, LLC.

The Company will continue to closely monitor economic conditions and actual collection data within these and other markets for signs of any negative long-term trends which could result in higher allowance requirements.

Note 6.  Natural Gas Inventories

Natural gas inventories are summarized in the following table.

	Balance at
	December 31, 2009	June 30, 2009
	(in thousands)
Storage inventory for delivery to customers	$21,966	$24,457
Imbalance settlements in-kind (1)	6,387	4,958
Total	$28,353	$29,415

(1)          Represents inventory to be transferred to the Company or its customers from LDCs as a result of an excess of natural gas deliveries over amounts used by customers in prior periods.   These inventories are expected to be transferred to the Company or its customers within the upcoming twelve-month period.

The decrease in storage inventory for delivery to customers from June 30, 2009 to December 31, 2009 was primarily due to a 16% decrease in the volume of natural gas held in storage.  In connection with RBS Sempra’s responsibility to manage the Company’s storage capacity under the Commodity Supply Facility, during the six months ended December 31, 2009, the Company sold approximately 1.5 million MMBtus of natural gas inventory to RBS Sempra for its weighted-average cost of $7.6 million, which more than offset normal seasonal activity to increase storage inventory in anticipation of customer demand for the upcoming winter season.  The Company is required to re-acquire such natural gas from RBS Sempra as necessary to meet customer demand during the upcoming winter months for the price at which the inventory was sold to RBS Sempra.

The weighted-average cost per MMBtu of natural gas held in storage increased 7% from June 30, 2009 to December 30, 2009, which partially offset the impact of lower volume of natural gas held in storage.

Note 7.   Goodwill

The Company’s goodwill, which relates to the acquisition of substantially all of the assets of Shell Energy Services Company L.L.C. in August 2006, is assigned to the natural gas business segment.  The Company tests its goodwill for impairment annually at June 30, or if events or changes in circumstances may indicate that an impairment of goodwill exists.  Material events, transactions and changes in circumstances are evaluated for their impact on the fair value of the natural gas business segment and the recorded value of goodwill.  During the six months ended December 31, 2009, the Company evaluated the impacts of various transactions consummated in connection with the Restructuring and concluded that they did not have any impact on the recorded carrying value assigned to goodwill.

Note 8.  Customer Acquisition Costs, Net

Customer acquisition costs and related accumulated amortization are summarized in the following table.

	Gross Book Value	Accumulated Amortization	Net Book Value
	(in thousands)
Balance at December 31, 2009:
Customer contracts acquired	$10,409	$7,001	$3,408
Direct sales and advertising costs	44,565	23,257	21,308
Total customer acquisition costs	$54,974	$30,258	$24,716

Balance at June 30, 2009:
Customer contracts acquired	$48,832	$42,553	$6,279
Direct sales and advertising costs	40,744	19,073	21,671
Total customer acquisition costs	$89,576	$61,626	$27,950

Amortization expense relating to capitalized customer acquisition costs was $4.8 million and $7.7 million for the three months ended December 31, 2009 and 2008, respectively, and $9.5 million and $14.4 million for the six months ended December 31, 2009 and 2008, respectively.  Amortization expense associated with customer acquisition costs capitalized as of December 31, 2009 is expected to be approximately $9.0 million for the remainder of fiscal year 2010, $11.3 million for fiscal year 2011 and $4.4 million thereafter.

Customer contracts acquired are formally evaluated for impairment annually as of June 30.  The value and recoverability of direct sales and advertising customer acquisition costs are reviewed quarterly by comparing their carrying value to their projected future cash flows on an undiscounted basis.  No impairment was indicated as a result of these comparisons as of December 31, 2009.

On a quarterly basis, the Company assesses whether there were any material events or transactions which warranted consideration for their impact on the recorded book value assigned to any customer acquisition costs.  During the six months ended December 31, 2009, there were no material events or transactions which warranted consideration for their impact on the recorded book value assigned to customer acquisition costs.

At December 31, 2009, the weighted average remaining amortization period associated with all customer acquisition costs was approximately 1.3 years.

Note 9.   Income Taxes

The Company’s effective income tax rate was a charge of 24.1% and a benefit of 38.2% for the three months ended December 31, 2009 and 2008, respectively.  The change in the effective tax rate for the three months ended December 31, 2009 was primarily due to a reduction of the deferred tax asset valuation allowance as a result of the Company reporting net income for the three months and six months ended December 31, 2009 and to the extended loss carry back period allowed by the Worker, Homeownership and Business Assistance Act of 2009 (the “WHBA Act”), as described below.

For the six months ended December 31, 2009 and 2008, the effective tax rate was a charge of 42.0% and a benefit of 38.3%, respectively.  The change in the effective tax rate for the six months ended December 31, 2009 was primarily due to changes in permanent differences.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s policy is to establish a valuation allowance if it is “more likely than not” that the related tax benefits will not be realized.  As of December 31, 2009 and June 30, 2009, the Company determined, based on available evidence, including historical financial results for the prior three years, that it is “more likely than not” that a portion of these items may not be recoverable in the future.  Accordingly, the Company recorded valuation allowances at December 31, 2009 and June 30, 2009 related to non-recovery of deferred tax assets.

The WHBA Act, which was signed into law on November 6, 2009, contains a number of tax law changes, including a provision that permits companies to elect to carry back certain net operating losses up to five years.  As of December 31, 2009, the Company expects to carry back the full amount of any tax loss for fiscal year 2010.

Note 10.   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized in the following table.

	Balance at
	December 31, 2009	June 30, 2009
	(in thousands)

Trade accounts payable and accrued liabilities (1)	$13,540	$13,952
Accrued commodity purchases	5,653	9,847
Interest payable (2)	4,450	8,946
Payroll and related expenses	2,529	4,761
Sales and other taxes	1,952	2,193
Other	1,887	3,448
Total accounts payable and accrued liabilities	$30,011	$43,147

(1)          Includes $0.1 million and $1.9 million due to related parties at December 31, 2009 and June 30, 2009, respectively, for legal services, financial advisory services and management fees.  Refer to Note 17 for additional information regarding related party transactions.

(2)          Includes $1.0 million of accrued interest at June 30, 2009 related to Bridge Financing Loans and the Denham Credit Facility.  All amounts due to the Bridge Financing Loans lenders and Denham were repaid in September 2009 in connection with the Restructuring.  Refer to Note 17 for additional information regarding related party transactions.

Interest payable relates primarily to accrued interest on the Fixed Rate Notes due 2014 and the Floating Rate Notes due 2011.  Trade accounts payable and accrued expenses include amounts accrued for transportation and distribution charges, imbalances, other utility-related expenses and general operating expenses.

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

Volumes associated with commodity and interest rate derivative contracts that are recorded at fair value on the consolidated balance sheets, which expire at various times through December 2011, are summarized in the following table.  The volumes in the table do not quantify risk or represent assets or liabilities of the Company, but are used in the calculations of fair value and cash settlements under the contracts.

	Open Contracts as of
	December 31, 2009	June 30, 2009
Natural gas instruments (amounts reflected in MMBtus (1)):
Financial forward derivative instruments:
NYMEX referenced over the counter swaps	8,653,000	10,158,000
Basis swaps	11,031,000	11,712,000
Options	1,989,000	1,015,000

Physical forward instruments (2):
Physical fixed purchase and sale contracts	1,275,000	—
Physical basis purchase and sale contracts	1,512,000	—
Physical index purchase and sale contracts	5,403,000	—

Electricity instruments (amounts reflected in MWhrs (3)):
Financial forward derivative instruments:
Swaps and fixed price contracts	180,000	168,000

Physical forward instruments (2):
Electricity purchase and sale contracts	152,000	—

Interest rate swaps (in millions)	$80.0	$110.0

(1)          Million British thermal units.

(2)          Represents agreements for the purchase and sale of natural gas or electricity that are accounted for as derivatives because they did not qualify for the “normal purchases and sales” exclusion under U.S. GAAP as of the respective period-end date.

(3)          Megawatt Hours = 1 Million watt hours.

The fair value of these derivative instruments recorded on the Company’s consolidated balance sheets are summarized in the following table.

Type of Derivative	Location on the Consolidated Balance Sheet	Prior to Netting	Impact of Master Netting Agreements	After Netting
			(in thousands)
Fair value as of December 31, 2009:

Asset derivatives:
Commodity derivatives	Unrealized gains from risk management activities, net	$20,911	$(20,911)	$—
Total		$20,911	$(20,911)	$—

Liability Derivatives:
Commodity derivatives	Unrealized losses from risk management activities, net	$32,157	$(20,911)	$11,246
Interest rate derivatives	Unrealized losses from risk management activities, net	7,264	—	7,264
Total		$39,421	$(20,911)	$18,510

Fair value as of June 30, 2009:

Asset derivatives:
Commodity derivatives	Unrealized gains from risk management activities, net	$24,649	$(24,355)	$294
Total		$24,649	$(24,355)	$294

Liability Derivatives:
Commodity derivatives	Unrealized losses from risk management activities, net	$64,347	$(24,355)	$39,992
Interest rate derivatives	Unrealized losses from risk management activities, net	8,303	—	8,303
Total		$72,650	$(24,355)	$48,295

The effect of derivative instruments on the Company’s consolidated statements of operations is summarized in the following table.

	Location of (Gains) Losses Recognized on the Consolidated Statement of Operations	Amount of (Gains) Losses Recognized
		(in thousands)
Three Months Ended December 31:

2009:
Commodity derivatives	Cost of goods sold — realized (gains) losses from risk management activities, net	$19,328
Commodity derivatives	Cost of goods sold — unrealized (gains) losses from risk management activities, net	(16,713)
Interest rate derivatives	Interest expense, net of interest income	419
Total		$3,034

2008:
Commodity derivatives	Cost of goods sold — realized (gains) losses from risk management activities, net	$20,198
Commodity derivatives	Cost of goods sold — unrealized (gains) losses from risk management activities, net	23,272
Interest rate derivatives	Interest expense, net of interest income	5,278
Total		$48,748

Six Months Ended December 31:

2009:
Commodity derivatives	Cost of goods sold — realized (gains) losses from risk management activities, net	$33,235
Commodity derivatives	Cost of goods sold — unrealized (gains) losses from risk management activities, net	(28,452)
Interest rate derivatives	Interest expense, net of interest income	1,391
Total		$6,174

2008:
Commodity derivatives	Cost of goods sold — realized (gains) losses from risk management activities, net	$21,222
Commodity derivatives	Cost of goods sold — unrealized (gains) losses from risk management activities, net	101,934
Interest rate derivatives	Interest expense, net of interest income	5,267
Total		$128,423

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

Financial Natural Gas Derivative Contracts

The Company utilizes the Commodity Supply Facility (refer to Note 13) to enter into NYMEX referenced over-the-counter swaps, basis swaps and options to economically hedge the risk of variability in the cost of natural gas.  Under the Commodity Supply Facility, as of December 31, 2009, the Company has the ability to enter into NYMEX and basis swaps through March 2012.

In connection with the Commodity Supply Facility, during the six months ended December 31, 2009, certain of the Company’s natural gas hedge agreements under the former Hedge Facility were novated to RBS Sempra from the previous counterparty.  Such novations did not have any impact on the Company’s rights, obligations, risks or accounting methodology associated with the agreements.

Physical Forward Natural Gas Derivative Contracts

As of June 30, 2009, the Company had forward physical contracts to purchase natural gas beginning in July 2009 and ending in November 2010.  Based on the terms of these purchases, the Company had elected to treat all such contracts as “normal purchases” under U.S. GAAP, and therefore the contracts were not reported on the consolidated balance sheets at June 30, 2009.

Under the terms of the Commodity Supply Facility, certain of the forward physical agreements for the purchase of natural gas were novated to RBS Sempra during the second quarter of fiscal year 2010.  Based upon the terms of the agreements that govern the Commodity Supply Facility, these novated agreements no longer qualify as “normal purchases.”  These agreements are recorded at fair value on the consolidated balance sheets at December 31, 2009 and are included in the fair value measurements reported in Note 12.

Financial Electricity Derivative Contracts

As of June 30, 2009, the Company did not have an exclusive agreement with any single hedge provider for electricity.  The Company managed its exposure to risk associated with its electricity hedge providers through a formal credit risk management process and through daily review of exposures from open positions.  As of June 30, 2009, all of the Company’s electricity hedge positions were with counterparties with investment grade credit ratings.  The Company generally was required to post letters of credit to cover its liability positions with various counterparties in accordance with electricity hedging agreements.

Under the Commodity Supply Facility, effective September 22, 2009, the Company has an exclusive agreement with RBS Sempra for electricity economic hedging activities.  During the three months ended December 31, 2009, the Company’s existing electricity swap agreements with other counterparties were novated to RBS Sempra.  Such novations did not have any impact on the Company’s rights, obligations, risks or accounting methodology associated with the agreements.

Physical Forward Electricity Derivative Contracts

As of June 30, 2009, the Company had forward physical contracts to purchase electricity beginning in July 2009 and ending in September 2011.  Based on the terms of these purchases, the Company had elected to treat all such contracts as “normal purchases” under U.S. GAAP, and therefore the contracts were not reported on the consolidated balance sheets at June 30, 2009.

Under the terms of the Commodity Supply Facility, all forward physical agreements for the purchase of electricity were novated to RBS Sempra during the second quarter of fiscal year 2010.  Based upon the terms of the agreements that govern the Commodity Supply Facility, these novated agreements no longer qualify as “normal purchases.”  These agreements are recorded at fair value on the consolidated balance sheets at December 31, 2009 and are included in the fair value measurements reported in Note 12.

Interest Rate Risk Management Activities

The Company is exposed to risk from fluctuations in interest rates under the Commodity Supply Facility and the Floating Rate Notes due 2011.  The Company manages its exposure to interest rate fluctuations by utilizing interest rate swaps to effectively convert the interest rate exposure from a variable rate to a fixed rate of interest.

As of December 31, 2009, an $80.0 million swap was outstanding, which expires on August 1, 2011.  The fixed-for-floating swap effectively fixes the six-month LIBOR rate at 5.72% per annum.  During the three months ended December 31, 2009, the $80.0 million interest rate swap agreement was novated to RBS Sempra from the previous counterparty, as required by the terms of the Commodity Supply Facility.  Such novation did not have any impact on the Company’s rights, obligations, risks or accounting methodology associated with the interest rate swap agreement.

Under the Commodity Supply Facility, the Company is subject to variable interest rates in connection with cash borrowings and credit support, primarily in the form of letters of credit, provided by RBS Sempra.  As of December 31, 2009, approximately $41.1 million of letters of credit were outstanding under the Commodity Supply Facility.  As of December 31, 2009, $6.4 million aggregate principal of Floating Rate Notes due 2011 were outstanding, before original issue discount.

As of June 30, 2009, the Company’s interest rate derivative liabilities were collateralized under the Revolving Credit Facility.  Effective September 22, 2009, the Company was required to post $7.5 million of cash as collateral for its mark-to-market exposure related to the outstanding interest rate swap agreement, which is recorded in other current assets on the consolidated balance sheets.

The Company has not designated interest rate swaps as hedges and, accordingly, changes in the market value of the interest rate swaps are charged directly to interest expense.  Changes in the market value of interest rate swaps resulted in increases (decreases) to interest expense of $0.4 million and $5.3 million for the three months ended December 31, 2009 and 2008, respectively, and $1.4 million and $5.3 million for the six months ended December 31, 2009 and 2008, respectively.  At December 31, 2009, the total unrealized losses from risk management activities on the consolidated balance sheets related to interest rate swaps was approximately $7.3 million.

A $30.0 million interest rate swap that was outstanding at June 30, 2009 was terminated in September 2009.

Note 12.  Fair Value of Financial Instruments

The Company measures assets and liabilities associated with various financial forward derivative instruments and physical forward purchase and sale agreements at fair value on a recurring basis, and categorizes these fair value measurements in accordance with a fair value hierarchy that prioritizes the assumptions, or “inputs,” used in applying valuation techniques.  The three levels of inputs within the fair value hierarchy are:

•                  Level 1 — Observable inputs that reflect unadjusted quoted prices for identical assets and liabilities in active markets as of the reporting date.

•                  Level 2 — Inputs other than quoted prices included in Level 1 that represent observable market-based inputs, such as quoted market prices for similar assets or liabilities in active markets or quoted market prices for identical assets or liabilities in markets that are not considered to be active.   Level 2 also includes unobservable inputs that are corroborated by market data.

•                  Level 3 — Inputs that are not observable from objective sources and therefore cannot be corroborated by market data.

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

	Balance at December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Commodity derivatives	$—	$11,246	$—	$11,246
Interest rate derivatives	—	7,264	—	7,264
Total	$—	$18,510	$—	$18,510

	Balance at June 30, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Commodity derivatives	$—	$294	$—	$294
Total	$—	$294	$—	$294

Liabilities:
Commodity derivatives	$—	$39,992	$—	$39,992
Interest rate derivatives	—	8,303	—	8,303
Total	$—	$48,295	$—	$48,295

The Company has elected not to record the Fixed Rate Notes due 2014 or the Floating Rate Notes due 2011 at fair value.  Utilizing observable market data, the aggregate fair value of the Fixed Rate Notes due 2014 and the Floating Rate Notes due 2011 was approximately $59.3 million as of December 31, 2009.

Note 13.  Commodity Supply Facility and Revolving Credit Facility

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

The Commodity Supply Facility provides for the exclusive supply of physical (other than as needed for balancing) and financial natural gas and electricity, credit support (including letters of credit and guarantees) for certain collateral needs, cash advances for storage and seasonal financing as needed, and associated hedging transactions in order to maintain the balanced trading book required by the Company’s risk management policies.  The Commodity Supply Facility provides for certain volumetric fees for all natural gas and electricity purchases.

In accordance with the terms of the agreements that govern the Commodity Supply Facility, the Company is required to maintain a minimum collateral coverage ratio (the “Collateral Coverage Ratio”) of 1.25:1.00 for the months of October through March (inclusive) and 1:40:1:00 for any other calendar month.  The Collateral Coverage Ratio is calculated as the ratio of: (1) certain assets of the Company, primarily including cash, amounts due from RBS Sempra representing the Company’s operating cash, accounts receivable from customers and LDCs and natural gas inventories; to (2) certain liabilities of the Company, primarily arising from exposure and/or amounts due to RBS Sempra (including amounts due for the purchase of natural gas and electricity, accrued but unpaid financing fees and settlements arising from derivative contracts).

The Commodity Supply Facility also provides for cash advances of up to $45.0 million that the Company may access to finance seasonal working capital requirements, provided that the Company is in compliance with the Collateral Coverage Ratio requirement, as described above.

As of December 31, 2009, the Company had a Collateral Coverage Ratio of approximately 3:00:1:00.  The calculation of the Collateral Coverage Ratio as of December 31, 2009 resulted in excess collateral of approximately $84.6 million.  At December 31, 2009, the Company had no outstanding cash advances and had $41.1 million of letters of credit outstanding under the Commodity Supply Facility.

In addition, the Company must maintain a consolidated tangible net worth, as defined in the agreements that govern the Commodity Supply Facility, of at least $60.0 million.

The maximum amount of cash advances allowed under the Commodity Supply Facility is $45.0 million.  These cash borrowings will accrue interest at the greater of: (1) RBS Sempra’s cost of funds plus 5%; or (2) LIBOR plus 5%.  Outstanding credit support (e.g., letters of credit and/or guarantees) provided by RBS Sempra will accrue interest at LIBOR plus 3%, with a minimum rate of 4%, except that, if the cash held in certain collateral accounts exceeds all outstanding settlement payments under the Commodity Supply Facility by $27.0 million, interest will accrue at a reduced rate of 1% on the amount of outstanding credit support in excess of $27.0 million.

Under the supply terms of the Commodity Supply Facility, the Company has the ability to: (1) seek commodity price quotes from third parties for certain physically or financially settled transactions with respect to gas and electricity; and (2) request that RBS Sempra enter into such transactions with such third parties at such prices and to concurrently enter into back-to-back off-setting transactions with the Company with respect to such third party transactions.  Such transactions with third parties are subject to RBS Sempra approval, and to a requirement that the volumes of those transactions do not exceed certain annual limits specified in the agreements that govern the Commodity Supply Facility.  In addition to the actual purchase price paid by RBS Sempra and certain related costs and expenses, the Company will be charged a fee for such purchases.

Under the Commodity Supply Facility, the Company is obligated to purchase a minimum of 130,000,000 MMBtus of natural gas from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 39,000,000 MMBtus during the first contract year; (2) 44,000,000 MMBtus during the second contract year; and (3) 47,000,000 MMBtus during the third contract year.  In addition, the Company is obligated to purchase a minimum of 1,850,000 MWhrs of electricity from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 500,000 MWhrs during the first contract year; (2) 650,000 MWhrs during the second contract year; and (3) 700,000 MWhrs during the third contract year.  The estimated total value of these purchases will depend upon the market price of natural gas at the time of purchase.  The Company will be obligated to pay a volumetric fee for any unused balance of the minimum volume purchase requirement for any contract year, or if the agreement is terminated prior to the end of the contract.  As of December 31, 2009, commodity expected to be purchased by the Company for delivery to its customers during the first 12 months of the Commodity Supply Facility is expected to exceed the minimum purchase obligation for natural gas and electricity.

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

Under the hedging terms of the Commodity Supply Facility, the aggregate notional exposure amount of fixed price physical and/or financial hedges allowed to be entered into by the Company will be limited to $260.0 million, without adjustment for mark-to-market movements thereafter.  Fixed price hedges will be limited to a contract term of 24 months.  In addition, the fixed price portfolio of hedges will be limited to a weighted-average volumetric tenor not to exceed 14 months in duration.

With regards to the Company’s fixed price customer mix, the Company may not enter into any fixed price contracts, excluding renewals of existing fixed price contracts, if:

•                  During any twelve-month period, more than 75% of all residential customer equivalents (“RCEs”) have been added under fixed price contracts;

•                  During any twelve-month period, more than 235,000 RCEs have been added under fixed price contracts; and

•                  The Company’s fixed-rate RCEs exceed 325,000 at any time.

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

In connection with the Commodity Supply Facility, during the six months ended December 31, 2009, certain of the Company’s natural gas hedge agreements under the former Hedge Facility and all of the Company’s existing electricity swap agreements with other counterparties were novated to RBS Sempra.  Additionally, certain of the Company’s forward physical agreements for the purchase of natural gas and all of the Company’s forward physical agreements for the purchase of electricity were novated to RBS Sempra.  Such novations did not have any impact on the Company’s rights, obligations, risks or accounting methodology associated with the agreements.

During fiscal year 2009 and the six months ended December 31, 2009, the Company incurred approximately $10.7 million of legal fees, consulting fees and other costs directly related to the Commodity Supply Facility, which were deferred on the consolidated balance sheet and are being amortized as an increase to interest expense over the remaining term of the Commodity Supply Facility.  These deferred costs include the value of 4,002,290 shares of Class B Common Stock issued to RBS Sempra in connection with the Restructuring (refer to Note 16).  Amortization expense associated with these deferred costs was approximately $0.9 million and $1.0 million for the three months and six months ended December 31, 2009, respectively.

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

•                  failure of any guaranty or security document supporting the Commodity Supply Facility to be in full force and effect;

•                  the termination or cancellation of any material contract which termination or cancellation could reasonably be expected to have a material adverse effect on us; or

•                  the occurrence of a change of control.

As of December 31, 2009, the Company was in compliance with all provisions of the agreements that govern the Commodity Supply Facility.

Net Accounts Payable to RBS Sempra

The agreements that govern the Commodity Supply Facility include provisions that allow for net settlement of amounts due from and due to RBS Sempra.  Accordingly, the Company reports amounts due from and due to RBS Sempra net on the consolidated balance sheets.  At December 31, 2009, the net $26.0 million amount due to RBS Sempra is reported as accounts payable, net — RBS Sempra on the condensed consolidated balance sheets.

Revolving Credit Facility

As of June 30, 2009, and through September 21, 2009, MXenergy Inc. and MXenergy Electric Inc. were borrowers under the Revolving Credit Facility.  The maximum amount that could be borrowed under the Revolving Credit Facility was the lesser of: (1) total bank commitments under the Revolving Credit Facility; and (2) the amount of the applicable borrowing base, which represents the aggregate of specific advance rates against cash, customer accounts receivable, natural gas inventory and imbalance receivables.

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

During fiscal year 2009 and through September 30, 2009, the Company incurred approximately $9.1 million of amendment fees, legal fees and consulting fees and other costs directly related to amendments to the Revolving Credit Facility and Hedge Facility, which were deferred on the consolidated balance sheet and amortized as an increase in interest expense over the remaining terms of the facilities.  Amortization expense associated with these deferred costs was approximately $0 and $2.2 million during the three months ended December 31, 2009 and 2008, respectively, and $1.6 million and $2.2 million for the six months ended December 31, 2009 and 2008, respectively.

Note 14. Long-Term Debt

Long-term debt is summarized in the following table.

	Balance at
	December 31, 2009	June 30, 2009
	(in thousands)

Fixed Rate Notes due 2014 (net of unamortized original issue discount of $16,831)	$50,920	$—
Floating Rate Notes due 2011 (net of unamortized original issue discount of $51 and $1,724, respectively)	6,362	163,476
Total long-term debt	$57,282	$163,476

Fixed Rate Notes due 2014

In connection with the Restructuring consummated on September 22, 2009, the Company issued $67.8 million aggregate principal amount of the Fixed Rate Notes due 2014.  Interest on the Fixed Rate Notes due 2014 accrues at the rate of 13.25% per annum and is payable semi-annually in cash on February 1 and August 1 of each year.  The Fixed Rate Notes due 2014 will mature on August 1, 2014.  Interest expense associated with the Fixed Rate Notes due 2014 was approximately $2.3 million and $2.5 million for the three months and six months ended December 31, 2009, respectively.

The Fixed Rate Notes due 2014 were issued at a discount of approximately $17.8 million, which was recorded as a reduction from the Fixed Rate Notes due 2014 balance on the Company’s consolidated balance sheets during the first quarter of fiscal year 2010, and which is being amortized as an increase to interest expense over the remaining life of the Fixed Rate Notes due 2014.  Total interest expense associated with amortization of this discount was approximately $0.9 million and $1.0 million for the three months and six months ended December 31, 2009, respectively.

In addition, the Company incurred approximately $5.3 million of legal fees and consulting fees and other costs directly related to the Fixed Rate Notes due 2014, which were recorded in deferred debt issue costs on the consolidated balance sheets and are being amortized as an increase to interest expense over the remaining term of the Fixed Rate Notes due 2014.  Total interest expense associated with amortization of these deferred debt issue costs was approximately $0.3 million for the three months and six months ended December 31, 2009.

The Fixed Rate Notes due 2014 are senior subordinated secured obligations of the Company, subordinated in right of payment to obligations of the Company under the Commodity Supply Facility.  The Fixed Rate Notes due 2014 are senior in priority to the Company’s unsecured senior obligations, including the Floating Rate Notes due 2011, to the extent of the aggregate value of the assets securing the Fixed Rate Notes due 2014 that is in excess of the aggregate amount of the outstanding Commodity Supply Facility obligations.

The Fixed Rate Notes due 2014 are jointly, severally, fully and unconditionally guaranteed by all domestic subsidiaries of Holdings.

The Fixed Rate Notes due 2014 are secured by a first priority security interest in the Fixed Rate Notes Escrow Account, which is maintained as security for future interest payments to holders of the Fixed Rate Notes due 2014, and by a second priority security interest in substantially all other existing and future assets of the Company.  The Fixed Rate Notes Escrow Account was funded with approximately $9.0 million in September 2009, which approximates the interest payable by the Company on the Fixed Rate Notes due 2014 for a twelve-month period.

At any time, or from time to time, on or prior to August 1, 2011, the Company may, at its option, use the net cash proceeds of equity offerings, if any, to redeem either: (1) 100% of the aggregate principal amount of outstanding Fixed Rate Notes due 2014; or (2)  up to 35% of the aggregate principal amount of outstanding Fixed Rate Notes due 2014, in each case at a redemption price of 113.250% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption, provided that:

•                  if the Company redeems less than all of the Fixed Rate Notes due 2014, at least 65% of the principal amount of the Fixed Rate Notes due 2014 issued under the indenture governing them remains outstanding immediately after any such redemption; and

•                  the Company makes such redemption not more than 90 days after the consummation of any such equity offering.

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

The indenture that governs the Fixed Rate Notes due 2014 contains restrictions on Holdings and its subsidiaries with regard to declaring or paying any dividend or distribution on Holdings capital stock.  As of December 31, 2009, the Company was in compliance with all provisions of the indenture governing the Fixed Rate Notes due 2014.

Holdings has no significant independent operations.  Each of Holdings’ domestic subsidiaries jointly and severally, fully and unconditionally guarantees the Fixed Rate Notes due 2014.  Refer to Note 20 for consolidating financial statements of Holdings and its guarantor and non-guarantor subsidiaries.

On December 30, 2009, the Company entered into a purchase agreement (the “Stock and Notes Purchase Agreement”) pursuant to which a holder of the Company’s Class A Common Stock and Fixed Rate Notes due 2014 (the “Seller”) agreed to sell its holdings to the Company.  Pursuant to the Stock and Notes Purchase Agreement, on January 4, 2010, the Company acquired $0.5 million aggregate principal amount of Fixed Rate Notes due 2014 from the Seller for $0.3 million.  The resulting gain on extinguishment of debt will be reported on the consolidated statements of operations for the three months ended March 31, 2010.  A pro rata portion of deferred debt issue costs and original debt issue discount associated the Fixed Rate Notes due 2014 acquired will also be expensed during the three months ended March 31, 2010.

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

The interest rate on the Floating Rate Notes due 2011 was 8.43% and 9.13% at December 31, 2009 and June 30, 2009, respectively.  The weighted-average interest rate was 8.43% and 10.63% for the three months ended December 31, 2009 and 2008, respectively, and was 8.55% and 10.64% for the six months ended December 31, 2009 and 2008, respectively.  Interest expense associated with the Floating Rate Notes due 2011 was approximately $0.1 million and $4.5 million for the three months ended December 31, 2009 and 2008, respectively, and was $3.4 million and $9.0 million for the six months ended December 31, 2009 and 2008, respectively.  The interest rate was reset to 7.88% effective February 1, 2010.

Interest expense associated with amortization of original issue discount was less than $0.1 million and $0.2 million during the three months ended December 31, 2009 and 2008, respectively, and $1.7 million and $0.4 million during the six months ended December 31, 2009 and 2008, respectively.  Interest expense associated with amortization of deferred debt issue costs was less than $0.1 million and $0.2 million for the three months ended December 31, 2009 and 2008, respectively, and $1.9 million and $0.4 million for the six months ended December 31, 2009 and 2008, respectively.

We have entered into interest rate swap agreements to economically hedge the floating rate interest expense on the Floating Rate Notes due 2011.  Refer to Note 11 for additional information regarding the Company’s use of interest rate swaps.

Holdings has no significant independent operations.  Each of Holdings’ domestic subsidiaries jointly and severally, fully and unconditionally guarantees the Floating Rate Notes due 2011.  Refer to Note 20 for consolidating financial statements of Holdings and its guarantor and non-guarantor subsidiaries.

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

The amended and restated Certificate of Incorporation authorizes 200,000,000 shares of $0.01 par value common stock.  The number of authorized shares and significant rights, as provided in the Stockholders Agreement, of each class of common stock include:

•                  50,000,000 shares of Class A Common Stock.  Holders of the Class A Common Stock are not subject to any transfer restrictions and are entitled to nominate and elect five directors to the Board of Directors, at least two of whom shall be independent and qualify as “financial experts.”

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

•                  4,002,290 shares of Class B Common Stock to RBS Sempra, as a condition to the entry into the agreements governing the Commodity Supply Facility, which represented 7.37% of the aggregate shares of common stock outstanding after consummation of the Restructuring.  The aggregate $9.0 million fair value of Class B Common Stock issued to RBS Sempra (par value of less than $0.1 million, recorded as Class B Common Stock; and $9.0 million recorded as additional paid in capital on the consolidated balance sheets) was recorded as deferred debt issue costs on the consolidated balance sheets during the first quarter of fiscal year 2010 and is being amortized as an increase to interest expense over the remaining term of the Commodity Supply Facility (refer to Note 13).

•                  11,862,551 shares of Class C Common Stock to holders of Preferred Stock, which represented 21.84% of the aggregate shares of the common stock outstanding after consummation of the Restructuring.  Prior to the Restructuring, the Preferred Stock was recorded at its estimated redemption value of $54.6 million on the consolidated balance sheets.  The aggregate fair value of Class C Common Stock issued to holders of Preferred Stock was $28.7 million ($0.1 million par value, recorded as Class C Common Stock; and $28.6 million recorded as additional paid in capital on the consolidated balance sheets).  The $25.9 million excess of redemption value of the Preferred Stock over the fair value of Class C Common Stock issued to the holders of Preferred Stock was recorded as a reduction of accumulated deficit on the consolidated balance sheets.

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

Class A Treasury Stock

Pursuant to the Stock and Notes Purchase Agreement, on December 30, 2009, the Company acquired 229,781 shares of its Class A Common Stock from the Seller for approximately $0.1 million.  As of December 31, 2009, Company does not intend to retire these shares of treasury stock.

Stock-Based Compensation Plans

The purpose of the Company’s stock-based compensation program is to attract and retain qualified employees, consultants and other service providers by providing them with additional incentives and opportunities to participate in the Company’s ownership, and to create interest in the success and increased value of the Company.  Approved stock-based compensation plans are administered by the Compensation Committee of the Board of Directors.  The Compensation Committee has the authority to: (1) interpret the plans and to create or amend its rules; (2) establish award guidelines under the plans; and (3) determine, or delegate the determination to management, the persons to whom awards are to be granted, the time at which awards will be granted, the number of shares to be represented by each award, and the consideration to be received, if any.  Stock-based awards under the plans generally are granted with an exercise price equal to the fair value of Holdings’ common stock on the grant date, vest ratably based on three years of continuous service and have ten year contractual terms.

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

During the six months ended December 31, 2009, the Company did not grant any awards under any of its stock-based compensation plans, and no options or warrants were exercised.

In connection with the Restructuring, as agreed to by the shareholders, in January 2010, Holdings’ Board of Directors authorized the creation of the MXenergy Holdings Inc. 2010 Stock Incentive Plan (the “2010 SIP”), pursuant to which the Company may issue Class C Common Stock not to exceed 10% of Holdings’ outstanding common stock (on a fully diluted basis) after giving effect to the Restructuring.  Also in January 2010, Holdings’ Board of Directors approved grants of restricted stock units to certain senior executive officers and to the Directors of the Company, pursuant to which the Company may issue approximately 2.9 million shares of Class C Common Stock, subject to prescribed vesting requirements.

Note 17.  Related Party Transactions

Amounts paid or accrued to related parties are summarized in the following table.

	Three Months ended December 31,		Six Months ended December 31,
	2009	2008	2009	2008
	(in thousands)
Amount paid or accrued for:
Legal services	$341	$455	$1,949	$625
Financial advisory services	—	75	32	75
Management fees	3	66	67	133
Interest expense — Denham Credit Facility	—	271	246	277
Interest expense — Bridge Financing Loans	—	201	197	201

Legal Services

A former director and current stockholder of the Company is senior counsel to Paul, Hastings, Janofsky & Walker LLP (“Paul Hastings”), a law firm that provides legal services to the Company.  Paul Hastings provides the Company with general legal services, which are recorded as general and administrative expenses, and has provided legal services associated with the Restructuring and amendments to the Revolving Credit Facility and Hedge Facility, which were deferred on the consolidated balance sheets, to be amortized over the estimated useful lives associated with the related agreements.  Paul Hastings is expected to continue to provide legal services to the Company in future periods.

Financial Advisory Services

Prior to the consummation of the Restructuring, the Company had a financial advisory services agreement with Greenhill & Co., LLC (“Greenhill”), an affiliate of Greenhill Capital Partners, a significant stockholder of the Company (the “Greenhill Agreement”).  Under the Greenhill Agreement, Greenhill provided advisory services in connection with the Restructuring, which were recorded as general and administrative expenses during the respective periods.  The Greenhill Agreement was terminated effective September 22, 2009.

Management Fees

Prior to the consummation of the Restructuring, the Company had agreed to pay Denham, Daniel Bergstein, a former director of Holdings, and Charter Mx LLC, another significant stockholder of the Company, aggregate annual fees of $0.9 million, for management consulting services provided to the Company.  Fees associated with these arrangements were recorded as general and administrative expenses on the consolidated statements of operations.    These management consulting services arrangements were terminated effective September 22, 2009.

Interest Expense — Denham Credit Facility

Denham is a significant stockholder of the Company.  As of June 30, 2009, the Company had borrowed the entire $12.0 million available line under the Denham Credit Facility, which bore interest at 9% per annum.  In connection with the Restructuring, the entire outstanding balance under the Denham Credit Facility was repaid, including accrued and unpaid interest, and the facility was terminated on September 22, 2009.

Interest Expense — Bridge Financing Loans

Pursuant to the Revolving Credit Agreement, in November 2008, Charter Mx LLC, Denham and four members of the Company’s senior management team agreed to provide Bridge Financing Loans in an aggregate amount of $10.4 million by becoming lenders in a new bridge loan tranche under the Amended Revolving Credit Agreement.  Bridge Financing Loan amounts were as follows: (1) $5.0 million each from Charter Mx LLC and Denham; and (2) $0.1 million each from the Company’s Chief Executive Officer, former Chief Operating Officer, Executive Vice President and Chief Financial Officer.  An upfront fee of 2% of the respective loan amount was paid to each Bridge Financing Loans lender upon closing.  Interest accrued to each Bridge Financing Loans as follows: (1) 16% per annum from the closing date through April 6, 2009; (2) 18% per annum from April 7, 2009 through July 6, 2009; (3) 20% per annum from July 7, 2009 through October 6, 2009; and (4) 22% per annum thereafter until the Bridge Financing Loans were repaid.

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

The terms of the agreements that govern the Commodity Supply Facility require that the Company release natural gas transportation and delivery capacity to RBS Sempra and for RBS Sempra to perform certain transportation and storage nominations.

Physical Commodity Purchase Commitments

The Commodity Supply Facility provides for the exclusive supply of physical natural gas and electricity, other than as needed for balancing purposes for the Company’s required balanced book of commodity and related hedging activity.  Under the Commodity Supply Facility, the Company is obligated to purchase a minimum of 130,000,000 MMBtus of natural gas from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 39,000,000 MMBtus during the first contract year; (2) 44,000,000 MMBtus during the second contract year; and (3) 47,000,000 MMBtus during the third contract year.  In addition, the Company is obligated to purchase a minimum of 1,850,000 MWhrs of electricity from RBS Sempra, for physical delivery in accordance with the following schedule: (1) 500,000 MWhrs during the first contract year; (2) 650,000 MWhrs during the second contract year; and (3) 700,000 MWhrs during the third contract year.  The Company will be obligated to pay a volumetric fee for any unused balance of the minimum volume purchase requirement for any contract year, or if the agreement is terminated prior to the end of the contract.  As of December 31, 2009, commodity expected to be purchased by the Company for delivery to its customers during the first contract year of the Commodity Supply Facility is expected to exceed the minimum purchase obligations for both natural gas and electricity.

Additionally, in connection with RBS Sempra’s responsibility to manage the Company’s storage capacity under the Commodity Supply Facility, during the three months ended December 31, 2009, the Company sold approximately 1.5 million MMBtus of natural gas inventory to RBS Sempra for its weighted-average cost of $7.6 million, which more than offset normal seasonal activity to increase storage inventory in anticipation of customer demand for the upcoming winter season.  The Company is required to re-acquire such natural gas from RBS Sempra as necessary to meet customer demand during the upcoming winter months for the price at which the inventory was sold to RBS Sempra.

Forward Physical Commodity Purchase and Sale Contracts

Prior to the consummation of the Commodity Supply Facility in connection with the Restructuring, the Company also had entered into forward physical contracts to acquire natural gas and electricity from various suppliers in specified future periods.   As of June 30, 2009, the Company had forward physical contracts to purchase approximately 3.6 million MMBtus of natural gas beginning in July 2009 and ending in November 2010 and forward physical contracts to purchase a total of 228,000 MWhrs of electricity beginning in July 2009 and ending in September 2011.  Based on the terms of these purchases, the Company had elected to treat all such contracts as “normal purchases” under U.S. GAAP, and therefore the contracts were not reported on the consolidated balance sheets at June 30, 2009.

Under the terms of the Commodity Supply Facility, certain of the forward physical agreements for the purchase of natural gas and all of the forward physical agreements for the purchase of electricity were novated to RBS Sempra during the second quarter of fiscal year 2010.  Effective on the respective novation dates, these agreements are recorded at fair value and are included in the fair value measurements reported in Note 12.

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

Financial information for the Company’s business segments is summarized in the following tables.

Three Months Ended December 31,	Natural Gas	Electricity	Total
		(in thousands)
2009:
Sales	$134,069	$18,700	$152,769
Cost of goods sold (excluding unrealized gains (losses) from risk management activities, net) (1)	(103,456)	(13,727)	(117,183)
Gross profit (excluding unrealized gains (losses) from risk management activities, net) (1)	$30,613	$4,973	35,586

Add (less) items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains (losses) from risk management activities, net			16,713
Operating expenses			(20,052)
Interest expense, net of interest income			(8,248)
Income before income tax benefit			$23,999

Assets and liabilities allocated to business segments at period end:
Accounts receivable, net	$83,760	$9,047	$92,807
Natural gas inventories	28,353	—	28,353
Goodwill	3,810	—	3,810
Customer acquisition costs, net	18,615	6,101	24,716
Total assets allocated to business segments	$134,538	$15,148	$149,686

2008:
Sales	$230,266	$29,430	$259,696
Cost of goods sold (excluding unrealized gains (losses) from risk management activities, net) (1)	(201,877)	(22,973)	(224,850)
Gross profit (excluding unrealized gains (losses) from risk management activities, net) (1)	$28,389	$6,457	34,846

Add (less) items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains (losses) from risk management activities, net			(23,272)
Operating expenses			(28,614)
Interest expense, net of interest income			(15,619)
Loss before income tax benefit			$(32,659)

Assets and liabilities allocated to business segments at period end:
Accounts receivable	$155,793	$17,039	$172,832
Natural gas inventories	64,624	—	64,624
Goodwill	3,810	—	3,810
Customer acquisition costs, net	30,754	7,647	38,401
Total assets allocated to business segments	$254,981	$24,686	$279,667

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

Six Months Ended December 31,	Natural Gas	Electricity	Total
		(in thousands)
2009:
Sales	$185,564	$43,178	$228,742
Cost of goods sold (excluding unrealized gains (losses) from risk management activities, net) (1)	(147,242)	(32,659)	(179,901)
Gross profit (excluding unrealized gains (losses) from risk management activities, net) (1)	$38,322	$10,519	48,841

Add (less) items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains (losses) from risk management activities, net			28,452
Operating expenses			(42,365)
Interest expense, net of interest income			(21,165)
Income before income tax benefit			$13,763

2008:
Sales	$310,430	$71,835	$382,265
Cost of goods sold (excluding unrealized gains (losses) from risk management activities, net) (1)	(281,494)	(61,267)	(342,761)
Gross profit (excluding unrealized gains (losses) from risk management activities, net) (1)	$28,936	$10,568	39,504

Add (less) items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains (losses) from risk management activities, net			(101,934)
Operating expenses			(52,435)
Interest expense, net of interest income			(22,360)
Loss before income tax benefit			$(137,225)

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

Note 20.  Condensed Consolidating Financial Information

Each of the following wholly owned domestic subsidiaries of Holdings (the “Guarantor Subsidiaries”) jointly, severally and unconditionally guarantee the Fixed Rate Notes due 2014 on a senior secured basis and the Floating Rate Notes due 2011 on a senior unsecured basis:

•      MXenergy Capital Holdings Corp.

•      MXenergy Capital Corp.

•      Online Choice Inc.

•      MXenergy Gas Capital Holdings Corp.

•      MXenergy Gas Capital Corp.

•      MXenergy Inc.

•      MXenergy Electric Capital Holdings Corp.

•      MXenergy Electric Capital Corp.

•      MXenergy Electric Inc.

•      MXenergy Services Inc.

•      Infometer.com Inc.

The only wholly owned subsidiary that is not a guarantor for the Fixed Rate Notes due 2014 and Floating Rate Notes due 2011 (the “Non-guarantor Subsidiary”) is MXenergy (Canada) Ltd.

Consolidating balance sheets, consolidating statements of operations and consolidating statements of cash flows for Holdings, the combined Guarantor Subsidiaries and the Non-guarantor Subsidiary are provided in the following tables.  Elimination entries necessary to consolidate the entities are also presented.

MXENERGY HOLDINGS INC.

Consolidating Balance Sheet

December 31, 2009

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$338	$4,092	$—	$4,430
Restricted cash	—	—	2,257	—	2,257
Intercompany accounts receivable	126,511	—	—	(126,511)
Accounts receivable, net	—	51	92,756	—	92,807
Natural gas inventories	—	—	28,353	—	28,353
Current portion of unrealized gains from risk management activities, net	—	—	—	—	—
Income taxes receivable	—	—	7,391	—	7,391
Deferred income taxes	—	—	3,321	—	3,321
Fixed Rate Notes Escrow Account	—	—	8,977	—	8,977
Other current assets	292	119	13,230	—	13,641
Total current assets	126,803	508	160,377	(126,511)	161,177

Goodwill	—	—	3,810	—	3,810
Customer acquisition costs, net	—	14	24,702	—	24,716
Fixed assets, net	—	1	2,726	—	2,727
Deferred income taxes	—	—	15,014	—	15,014
Deferred debt issue costs	—	—	14,983	—	14,983
Intercompany notes receivable	74,164	—	—	(74,164)	—
Investment in subsidiaries	(62,706)	—	—	62,706	—
Other assets	—	50	492	—	542
Total assets	$138,261	$573	$222,104	$(137,969)	$222,969

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$21	$236	$29,754	$—	$30,011
Accounts payable — RBS Sempra	—	—	26,324	—	26,324
Intercompany accounts payable	—	1,781	124,730	(126,511)	—
Current portion of unrealized losses from risk management activities, net	—	—	11,645	—	11,645
Deferred revenue	—	—	9,884	—	9,884
Total current liabilities	21	2,017	202,337	(126,511)	77,864

Unrealized losses from risk management activities, net	—	—	6,865	—	6,865
Long-term debt	57,282	—	—	—	57,282
Intercompany notes payable	—	—	74,164	(74,164)	—
Total liabilities	57,303	2,017	283,366	(200,675)	142,011

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity (deficit):
Class A Common Stock	339	—	—	—	339
Class B Common Stock	40	—	—	—	40
Class C Common Stock	164	—	—	—	164
Common stock - other	—	1	—	(1)	—
Additional paid-in-capital	137,222	—	—	—	137,222
Treasury stock	(99)	—	—	—	(99)
Accumulated other comprehensive loss	(153)	(153)	—	153	(153)
Accumulative deficit	(56,555)	(1,292)	(61,262)	62,554	(56,555)
Total stockholders’ equity	80,958	(1,444)	(61,262)	62,706	80,958
Total liabilities and stockholders’ equity	$138,261	$573	$222,104	$(137,969)	$222,969

MXENERGY HOLDINGS INC.

Consolidating Balance Sheet

June 30, 2009

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Assets:
Current assets:
Cash and cash equivalents	$—	$262	$23,004	$—	$23,266
Restricted cash	—	—	75,368	—	75,368
Intercompany accounts receivable	20,939	—	—	(20,939)	—
Accounts receivable, net	—	56	47,542	—	47,598
Natural gas inventories	—	—	29,415	—	29,415
Current portion of unrealized gains from risk management activities, net	—	—	294	—	294
Income taxes receivable	—	—	6,461	—	6,461
Deferred income taxes	—	—	9,020	—	9,020
Other current assets	—	87	11,997	—	12,084
Total current assets	20,939	405	203,101	(20,939)	203,506

Goodwill	—	—	3,810	—	3,810
Customer acquisition costs, net	—	28	27,922	—	27,950
Fixed assets, net	—	1	3,727	—	3,728
Deferred income taxes	—	—	15,089	—	15,089
Deferred debt issue costs	—	—	4,475	—	4,475
Intercompany notes receivable	165,200	—	—	(165,200)	—
Investment in subsidiaries	(40,169)	—	—	40,169	—
Other assets	—	—	513	—	513
Total assets	$145,970	$434	$258,637	$(145,970)	$259,071

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued liabilities	$12	$160	$42,975	$—	$43,147
Intercompany accounts payable	—	1,845	19,094	(20,939)	—
Current portion of unrealized losses from risk management activities, net	—	—	34,224	—	34,224
Deferred revenue	—	—	4,271	—	4,271
Bridge Financing loans payable	—	—	5,400	—	5,400
Denham Credit Facility	—	—	12,000	—	12,000
Total current liabilities	12	2,005	117,964	(20,939)	99,042

Unrealized losses from risk management activities, net	—	—	14,071	—	14,071
Long-term debt	163,476	—	—	—	163,476
Intercompany notes payable	—	—	165,200	(165,200)	—
Total liabilities	163,488	2,005	297,235	(186,139)	276,589

Commitments and contingencies	—	—	—	—	—

Redeemable convertible preferred stock	54,632	—	—	—	54,632

Stockholders’ equity:
Common stock	47	1	—	(1)	47
Additional paid-in-capital	18,275	—	—	—	18,275
Contributed capital	—	(1)	24,386	(24,385)	—
Accumulated other comprehensive loss	(3)	(3)	—	3	(3)
Accumulated deficit	(90,469)	(1,568)	(62,984)	64,552	(90,469)
Total stockholders’ equity	(72,150)	(1,571)	(38,598)	40,169	(72,150)
Total liabilities and stockholders’ equity	$145,970	$434	$258,637	$(145,970)	$259,071

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

For The Three Months Ended December 31, 2009 and 2008

(in thousands)

	Three Months Ended December 31, 2009
	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$125	$152,644	$—	$152,769
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	72	97,783	—	97,855
Realized losses from risk management activities	—	—	19,328	—	19,328
Unrealized losses from risk management activities	—	—	(16,713)	—	(16,713)
	—	72	100,398	—	100,470
Gross profit	—	53	52,246	—	52,299

Operating expenses:
General and administrative expenses	56	(64)	12,423	—	12,415
Advertising and marketing expenses	—	—	390	—	390
Reserves and discounts	—	—	1,972	—	1,972
Depreciation and amortization	—	9	5,266	—	5,275
Equity in operations of consolidated subsidiaries	(18,281)	—	—	18,281	—
Total operating expenses	(18,225)	(55)	20,051	18,281	20,052

Operating profit	18,225	108	32,195	(18,281)	32,247
Interest expense, net	—	—	8,248	—	8,248
Income before income tax expense	18,225	108	23,947	(18,281)	23,999
Income tax expense	—	—	(5,774)	—	(5,774)
Net income	$18,225	$108	$18,173	$(18,281)	$18,225

	Three Months Ended December 31, 2008
	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$33	$259,663	$—	$259,696
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	132	204,520	—	204,652
Realized losses from risk management activities	—	—	20,198	—	20,198
Unrealized losses from risk management activities	—	—	23,272	—	23,272
	—	132	247,990	—	248,122
Gross (loss) profit	—	(99)	11,673	—	11,574

Operating expenses:
General and administrative expenses	24	312	15,018	—	15,354
Advertising and marketing expenses	—	—	456	—	456
Reserves and discounts	—	—	3,140	—	3,140
Depreciation and amortization	—	7	9,657	—	9,664
Equity in operations of consolidated subsidiaries	20,144	—	—	(20,144)	—
Total operating expenses	20,168	319	28,271	(20,144)	28,614

Operating loss	(20,168)	(418)	(16,598)	20,144	(17,040)
Interest expense, net	—	—	15,619	—	15,619
Loss before income tax benefit	(20,168)	(418)	(32,217)	20,144	(32,659)
Income tax benefit	—	—	12,491	—	12,491
Net loss	$(20,168)	$(418)	$(19,726)	$20,144	$(20,168)

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

For The Six Months Ended December 31, 2009 and 2008

(in thousands)

	Six Months Ended December 31, 2009
	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$276	$228,466	$—	$228,742
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	132	146,534	—	146,666
Realized losses from risk management activities	—	—	33,235	—	33,235
Unrealized losses from risk management activities	—	—	(28,452)	—	(28,452)
	—	132	151,317	—	151,449
Gross profit	—	144	77,149	—	77,293
Operating expenses:
General and administrative expenses	56	(151)	27,007	—	26,912
Advertising and marketing expenses	—	—	742	—	742
Reserves and discounts	—	—	3,815	—	3,815
Depreciation and amortization	—	17	10,879	—	10,896
Equity in operations of consolidated subsidiaries	(8,045)	—	—	8,045	—
Total operating expenses	(7,989)	(134)	42,443	8,045	42,365

Operating profit	7,989	278	34,706	(8,045)	34,928
Interest expense, net	—	1	21,164	—	21,165
Income before income tax expense	7,989	277	13,542	(8,045)	13,763
Income tax expense	—	—	(5,774)	—	(5,774)
Net income	$7,989	$277	$7,768	$(8,045)	$7,989

	Six Months Ended December 31, 2008
	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$35	$382,230	$—	$382,265
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	203	321,336		321,539
Realized losses from risk management activities	—	—	21,222		21,222
Unrealized losses from risk management activities	—	—	101,934		101,934
	—	203	444,492	—	444,695
Gross loss	—	(168)	(62,262)	—	(62,430)
Operating expenses:
General and administrative expenses	56	505	27,384		27,945
Advertising and marketing expenses	—	—	1,278		1,278
Reserves and discounts	—	—	4,865		4,865
Depreciation and amortization	—	16	18,331		18,347
Equity in operations of consolidated subsidiaries	84,643	—	—	(84,643)	—
Total operating expenses	84,699	521	51,858	(84,643)	52,435

Operating loss	(84,699)	(689)	(114,120)	84,643	(114,865)
Interest expense, net	—	(5)	22,365		22,360
Loss before income tax benefit	(84,699)	(684)	(136,485)	84,643	(137,225)
Income tax benefit	—	—	52,526	—	52,526
Net loss	$(84,699)	$(684)	$(83,959)	$84,643	$(84,699)

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2009

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$7,989	$277	$7,768	$(8,045)	$7,989
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gains from risk management activities	—	—	(28,452)	—	(28,452)
Stock compensation expense	—	—	(117)	—	(117)
Provision for doubtful accounts	—	—	3,096	—	3,096
Depreciation and amortization	—	—	10,896	—	10,896
Deferred tax expense (benefit)	—	—	5,774	—	5,774
Non-cash interest expense, primarily unrealized (gains) losses on interest rate swaps and amortization of debt issuance costs	—	—	7,059	—	7,059
Amortization of customer contracts acquired	—	17	(67)	—	(50)
Equity in operations of consolidated subsidiaries	(8,045)	—	—	8,045	—
Changes in assets and liabilities:
Restricted cash	—	—	73,111	—	73,111
Accounts receivable	—	5	(48,310)	—	(48,305)
Natural gas inventories	—	—	1062	—	1,062
Income taxes receivable	—	—	(930)	—	(930)
Fixed Rate Notes Escrow Account	—	—	(8,977)	—	(8,977)
Option premiums	—	—	(335)	—	(335)
Other assets	(442)	(257)	(1,400)	—	(2,099)
Accounts payable and accrued liabilities	27,626	76	(40,788)	—	(13,086)
Accounts payable — RBS Sempra	—	—	26,324	—	26,324
Deferred revenue	—	—	5,613	—	5,613
Net cash provided by operating activities	27,128	118	11,327	—	38,573

Investing activities:
Customer acquisition costs	—	(42)	(6,174)	—	(6,216)
Purchases of fixed assets	—	—	(445)	—	(445)
Net cash used in investing activities	—	(42)	(6,619)	—	(6,661)

Financing activities:
Repayment of Floating Rate Notes due 2011	(26,700)	—	—	—	(26,700)
Repayment of Denham Credit Facility	—	—	(12,000)	—	(12,000)
Repayment of Bridge Financing under the Revolving Credit Facility	—	—	(5,400)	—	(5,400)
Debt issuance costs	—	—	(6,220)	—	(6,220)
Acquisition of Class A treasury stock	(99)	—	—	—	(99)
Stock issuance costs	(329)	—	—	—	(329)
Net cash used in financing activities	(27,128)	—	(23,620)	—	(50,748)

Net increase (decrease) in cash and cash equivalents	—	76	(18,912)	—	(18,836)
Cash and cash equivalents at beginning of period	—	262	23,004	—	23,266
Cash and cash equivalents at end of period	$—	$338	$4,092	$—	$4,430

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2008

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net loss	$(84,699)	$(684)	$(83,959)	$84,643	$(84,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized losses from risk management activities, net	—	—	101,934	—	101,934
Stock compensation expense	—	—	42	—	42
Provision for doubtful accounts	—	—	3,713	—	3,713
Depreciation and amortization	—	16	18,331	—	18,347
Deferred tax expense (benefit)	—	—	(46,001)	—	(46,001)
Non-cash interest expense, primarily unrealized (gains) losses on interest rate swaps and amortization of debt issuance costs	—	—	9,201	—	9,201
Amortization of customer contracts acquired	—	—	(568)	—	(568)
Equity in operations of consolidated subsidiaries	84,643	—	—	(84,643)	—
Changes in assets and liabilities:
Restricted cash	—	—	372	—	372
Accounts receivable	—	1	(88,873)	—	(88,872)
Natural gas inventories	—	—	1,300	—	1,300
Income taxes receivable	—	—	(4,407)	—	(4,407)
Option premiums	—	—	92	—	92
Other assets	—	521	(2,666)	—	(2,145)
Accounts payable and accrued liabilities	56	(830)	13,803	—	13,029
Deferred revenue	—	—	6,627	—	6,627
Net cash used in operating activities	—	(976)	(71,059)	—	(72,035)

Investing activities:
Purchase of Catalyst assets	—	—	(1,609)	—	(1,609)
Customer acquisition costs	—	82	(10,467)	—	(10,385)
Purchases of fixed assets	—	—	(604)	—	(604)
Net cash provided by (used in) investing activities	—	82	(12,680)	—	(12,598)

Financing activities:
Proceeds from Denham Credit Facility	—	—	12,000	—	12,000
Proceeds from Bridge Financing Loans under the Revolving Credit Facility	—	—	10,400	—	10,400
Proceeds from cash advances under the Revolving Credit Facility	—	—	26,000	—	26,000
Repayment of cash advances under the Revolving Credit Facility	—	—	(26,000)	—	(26,000)
Debt issuance costs	—	—	(6,382)	—	(6,382)
Net cash provided by financing activities	—	—	16,018	—	16,018

Net decrease in cash and cash equivalents	—	(894)	(67,721)	—	(68,615)
Cash and cash equivalents at beginning of period	—	970	70,988	—	71,958
Cash and cash equivalents at end of period	$—	$76	$3,267	$—	$3,343

Note 21.  Subsequent Events

The Company has evaluated subsequent events for the period from January 1, 2010 through February 16, 2010, which is the date that these condensed consolidated financial statements were issued.  Based upon this evaluation, the following subsequent events have been disclosed in the notes to these condensed consolidated financial statements:

•                  The acquisition of outstanding Fixed Rate Notes due 2014 by the Company in January 2010 is disclosed in Note 14; and

•                  Approval of grants of restricted stock units to directors and certain senior executive officers of the Company in January 2010, in connection with the 2010 SIP, is disclosed in Note 16.

Except for these disclosed subsequent events, there were no material events or transactions during the period January 1, 2010 through February 16, 2010 that required recognition or disclosure in these condensed consolidated financial statements.

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

References to “MWhr” refer to megawatt hours, each representing 1 million watt hours or a thousand kilowatt hours, which is the amount of electric energy produced or consumed in a period of time.

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

EXECUTIVE OVERVIEW

Our income before income tax expense was $24.0 million for the three months ended December 31, 2009, which represented a $56.7 million improvement from our loss before income tax benefit of $32.7 million for the three months ended December 31, 2008.  Income before income tax expense was $13.8 million for the six months ended December 31, 2009, which was $151.0 million higher from the loss before income tax benefit of $137.2 million for the same period in the prior fiscal year.

For the three months and six months ended December 31, 2009, higher net income was primarily due to the comparative impact of changes in the market price of natural gas during the respective reporting periods.  During the first six months of 2008, unusually significant decreases in market prices for natural gas during an unusually short period of time had the following material impacts on our results of operations during that period:

•                  Decreases in the market values of derivative instruments utilized as economic hedges to reduce our exposure to changes in natural gas prices resulted in significant unrealized losses from risk management activities during the six months ended December 31, 2008;

•                  Lower market prices for natural gas during the six months ended December 31, 2008 in relation to the weighted average cost of inventory at June 30, 2008 resulted in significantly increased cost of natural gas sold during the quarter; and

•                  Lower market prices for natural gas during the six months ended December 31, 2008 resulted in a material adjustment to reduce the value of our natural gas inventories, based on our valuation model for calculating the lower of cost or market value for inventories.

Lower operating expenses and lower interest expense also contributed to improved operating results for the first six months of fiscal year 2010.

We utilize a measure referred to as Adjusted EBITDA to evaluate our operating performance and liquidity position (see “Adjusted EBITDA” below).  Adjusted EBITDA excludes interest, taxes, depreciation, amortization, stock compensation expense and unrealized (gains) losses from risk management activities.  Adjusted EBITDA improved to $20.8 million for the three months ended December 31, 2009, as compared with $15.8 million for the same period in the prior fiscal year.  Adjusted EBITDA improved to $17.3 million for the six months ended December 31, 2009, as compared with $5.5 million for the same period in the prior fiscal year.  During the three months and six months ended December 31, 2009, on an Adjusted EBITDA basis, higher natural gas gross profit and lower operating expenses were partially offset by lower electricity gross profit.

Management believes that the Restructuring has improved our financial and liquidity position, while eliminating operating constraints previously imposed on us under the Revolving Credit Facility and Hedge Facility.  We now have a single partner for providing commodity supply, economic hedging instruments and necessary credit support for our natural gas and electricity businesses.  We have developed a growth and marketing plan for the remainder of fiscal year 2010 that includes strategic initiatives within our current markets using our traditional marketing channels and new approaches to build brand awareness.  In addition, we are identifying potential new markets to enter and will evaluate acquisition opportunities for customer portfolios that are consistent with our overall growth strategy, our operating and information systems environments, our risk management policy, and our supply, hedging and financing capabilities.

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

Management uses Adjusted EBITDA for a variety of purposes, including assessing our performance and liquidity, allocating our resources for operational initiatives (e.g., establishing margins on sales initiatives), allocating our resources for business growth strategies (e.g., considering acquisition opportunities), determining new marketing initiatives, determining market entry and rationalizing our internal resources.  In addition, Adjusted EBITDA is a key variable for estimating our equity value, including various equity instruments (such as common stock, restricted stock units, stock options and warrants), and assessing compensation incentives for our employees.  Management also provides financial performance measures to our senior executive team and significant shareholders with an emphasis on Adjusted EBITDA, on a consolidated basis, as the appropriate basis with which to measure the performance and liquidity of our business.  Furthermore, certain financial ratios and covenants in the agreements governing our Commodity Supply Facility are based on EBITDA and the items defined above that are excluded to calculate Adjusted EBITDA, as well as other items.  Accordingly, management and our significant shareholders utilize Adjusted EBITDA as a primary measure when assessing our operating performance and the liquidity of our business.

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

Selected consolidated financial data and reconciliations of net income (loss) calculated in accordance with U.S. GAAP to EBITDA and Adjusted EBITDA for the three months and six months ended December 31, 2009 and 2008 are summarized in the following table.  The financial data included in the following table was derived from our consolidated financial statements, which are included elsewhere in this Quarterly Report.  The financial information in the table should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto and commentary included in this section.

	Three Months Ended December 31,		Six Months ended December 31,
	2009	2008	2009	2008
	(in thousands)

Sales of natural gas and electricity	$152,769	$259,696	$228,742	$382,265
Cost of goods sold	100,470	248,122	151,449	444,695
Gross profit (loss)	52,299	11,574	77,293	(62,430)
Operating expenses	20,052	28,614	42,365	52,435
Operating income (loss)	32,247	(17,040)	34,928	(114,865)
Interest expense, net of interest income	8,248	15,619	21,165	22,360
Income (loss) before income tax (expense) benefit	23,999	(32,659)	13,763	(137,225)
Income tax (expense) benefit	(5,774)	12,491	(5,774)	52,526
Net income (loss)	18,225	(20,168)	7,989	(84,699)

Items to reconcile net income (loss) to EBITDA :
Add (less): Interest expense, net of interest income	8,248	15,619	21,165	22,360
Depreciation and amortization	5,275	9,664	10,896	18,347
Income tax benefit (expense)	5,774	(12,491)	5,774	(52,526)
EBITDA	37,522	(7,376)	45,824	(96,518)

Items to reconcile EBITDA to Adjusted EBITDA:
Add (less): Stock compensation expense	—	(132)	(117)	42
Unrealized (gains) losses from risk management activities, net	(16,713)	23,272	(28,452)	101,934
Adjusted EBITDA	$20,809	$15,764	$17,255	$5,458

Significant activity affecting Adjusted EBITDA for the three months and six months ended December 31, 2009 is summarized in the following table.  The increases (decreases) in the table are addressed below under “Results of Operations.”

	Three Months Ended December 31, 2009	Six Months Ended December 31, 2009
	(in thousands)

Adjusted EBITDA for period ended December 31, 2008	$15,764	$5,458
Increases (decreases) in Adjusted EBITDA due to:
Higher (Lower) gross profit (excluding unrealized (gains) losses from risk management activities):
Natural gas	2,224	9,386
Electricity	(1,484)	(49)
Lower operating expenses (excluding depreciation, amortization and stock compensation expense)	4,305	2,460
Adjusted EBITDA for period ended December 31, 2009	$20,809	$17,255

Selected Operating Data

Selected data for our natural gas and electricity business segments is provided in the following table.

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Natural Gas:
RCEs at period end	446,000	582,000	446,000	582,000
Average RCEs during the period	458,000	585,000	467,000	577,000
MMBtus sold during the period	13,808,000	18,390,000	18,153,000	23,518,000
Sales per MMBtus sold during the period	$9.71	$12.52	$10.22	$13.20
Gross profit per MMBtus sold during the period	$2.22	$1.54	$2.11	$1.23
Heating degree days	1,607	1,664	1,646	1,687

Electricity:
RCEs at period end	81,000	86,000	81,000	86,000
Average RCEs during the period	78,000	88,000	77,000	87,000
MWhrs sold during the period	166,000	216,000	381,000	474,000
Sales per MWhrs sold during the period	$112.65	$136.25	$113.33	$151.55
Gross profit per MWhrs sold during the period	$29.96	$29.89	$27.61	$22.30
Cooling degree days	68	82	858	854

Customer Renewals and Attrition

Customer renewal and in-contract attrition percentages are summarized in the following table.

	Activity For the Twelve Months Ended
	December 31,	September 30,	June 30,	March 31,	December 31,
	2009	2009	2009	2009	2008
Customer renewal percentage (1)	92%	90%	84%	86%	87%
In-contract attrition percentage (2)	29%	33%	34%	32%	24%

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

The in-contract attrition percentage for the twelve months ended September 30, 2008 and the three months ended September 30, 2008 were consistent with our historical levels.  In-contract attrition began to trend upward during the three months ended December 31, 2008, and that trend continued through the three months ended September 30, 2009, due primarily to the following factors:

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

•                  During the final six months of the fiscal year ended June 30, 2008, natural gas commodity prices were increasing, and contract rates offered to our customers during this period were highly competitive in many of our markets.  We experienced significant sales of new customer contracts, particularly for fixed rate and introductory variable rate products, during that period and into the first quarter of fiscal year 2009.  During the first nine months of fiscal year 2009 however, commodity prices decreased significantly, and many of our customers migrated to current market rates that were lower than their original fixed rates or their post-introductory period variable rates with us.  In addition, for many of our markets during fiscal year 2009 and the first quarter of fiscal year 2010, we did not offer new competitive rates to customers in many of our markets who indicated their intention to terminate their contract.  The result was higher in-contract attrition during the twelve months ended September 30, 2009.

•                  Volatility in natural gas prices negatively impacted our liquidity position, which resulted in amendments to the Revolving Credit Facility that placed formal constraints on the term and type of contracts that we could offer to our customers during the final nine months of fiscal year 2009 and the first quarter of fiscal year 2010.  As such, our ability to offer long-term fixed rate products to customers was severely limited.  Additionally, when customers with contracts that were approaching their termination dates informed us of their desire to lock in a fixed rate, our options for offering new contracts were limited.  This contributed to attrition generally, and particularly for various commercial customers, each of which represented a large number of RCEs per customer.

The in-contract attrition percentage decreased to 29% for the twelve months ended December 31, 2009 from 33% for the twelve months ended September 30, 2009, as many of the negative factors that previously affected attrition began to stabilize.  The three months ended December 31, 2009 was our first full fiscal quarter subsequent to the Restructuring.  Under the provisions of the Commodity Supply Facility, we are able to offer long-term fixed price products that were limited during the previous fifteen months under the Revolving Credit Facility and Hedge Facility.  During the quarter ended December 31, 2009, we were able to market a wider variety of our natural gas and electricity products to current and potential customers using our traditional marketing channels.

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

Seasonality of Operations

Natural gas and electricity sales accounted for approximately 81% and 19%, respectively, of our total sales for the six months ended December 31, 2009.  The majority of natural gas customer consumption occurs during the months of November through March.  By contrast, electricity customer consumption peaks during the months of June through September.  Because the natural gas business segment comprises such a large component of the Company’s overall business operations, operating results for the second and third fiscal quarters represent the vast majority of operating results for the Company’s full fiscal year.

Cash collections from natural gas customers peak in the spring of each calendar year, while cash collections from electricity customers peak in the late summer and early fall.  The Company utilizes a considerable amount of cash from operations to meet working capital requirements during the months of November through March of each fiscal year.  In addition, the Company utilizes considerable cash to purchase natural gas inventories during the months of April through October.

Weather conditions have a significant impact on customer demand and market prices for natural gas and electricity.  Customer demand exposes the Company to a high degree of seasonality in sales, cost of sales, billing and collection of customer accounts receivable, inventory requirements and cash flows.  In addition, budget billing programs and payment terms of LDCs can cause timing differences between the billing and collection of accounts receivable and the recording of revenues.

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

Debt and Equity Restructuring

A sharp drop in natural gas market prices during the six months ended December 31, 2008 resulted in a significant reduction in the available borrowing base under our revolving credit facility (the “Revolving Credit Facility”).  The reduced borrowing base strained our ability to post letters of credit as collateral with suppliers and hedge providers, caused defaults of certain financial covenants included in the agreement that governed the Revolving Credit Facility, prompted downgrades in our ratings from credit rating agencies and ultimately resulted in us obtaining material waivers of and amendments to the agreement that governed the Revolving Credit Facility and our principal commodity hedge facility (the “Hedge Facility”). Such amendments had material direct impacts on our liquidity position and operations during fiscal year 2009 and the first three months of fiscal year 2010, including requiring that the Company seek a new facility to replace the Revolving Credit Facility and the Hedge Facility.

On September 22, 2009, we consummated an equity and debt restructuring (the “Restructuring”), which included various transactions.  The Restructuring included a debt exchange transaction that was accounted for as a troubled-debt restructuring in accordance with U.S. GAAP, and therefore did not result in any gain or loss recorded in the consolidated statements of operations.  The transactions consummated in connection with the Restructuring had material impacts on various asset, liability and stockholders’ equity accounts, which are summarized in Note 3 of the consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.  Material sources and uses of cash and cash equivalents that resulted from the Restructuring are disclosed below under “RESULTS OF OPERATIONS — Liquidity and Capital Resources.”

In connection with the Restructuring, we recorded approximately $2.2 million of non-recurring general and administrative expenses during the three months ended September 30, 2009, which are described in greater detail below under “RESULTS OF OPERATIONS — Operating Expenses.”

In connection with the Restructuring, the shareholders agreed to the creation of a new equity-based incentive plan, pursuant to which we may issue Class C Common Stock not to exceed 10% of Holdings’ outstanding common stock (on a fully diluted basis) after giving effect to the Restructuring.  In January 2010, Holdings’ Board of Directors authorized a new plan and approved grants of restricted stock units to certain senior executive officers and to the Directors of the Company (refer to Note 16 of the consolidated financial statements included in Part I, Item I of this Form 10-Q).

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

Gross profit by business segment and reconciliations of gross profit by business segment to net income (loss) before income tax (expense) benefit are provided in the following tables.

Three Months Ended December 31,	Natural Gas	Electricity	Total
	(in thousands)
2009:
Sales	$134,069	$18,700	$152,769
Cost of goods sold (excluding unrealized gains (losses) from risk management activities, net) (1)	(103,456)	(13,727)	(117,183)
Gross profit (excluding unrealized gains (losses) from risk management activities, net) (1)	$30,613	$4,973	35,586

Add (less) items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains (losses) from risk management activities, net			16,713
Operating expenses			(20,052)
Interest expense, net of interest income			(8,248)
Income before income tax expense			$23,999

2008:
Sales	$230,266	$29,430	$259,696
Cost of goods sold (excluding unrealized gains (losses) from risk management activities, net) (1)	(201,877)	(22,973)	(224,850)
Gross profit (excluding unrealized gains (losses) from risk management activities, net) (1)	$28,389	$6,457	34,846

Add (less) items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains (losses) from risk management activities, net			(23,272)
Operating expenses			(28,614)
Interest expense, net of interest income			(15,619)
Loss before income tax benefit			$(32,659)

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

Six Months Ended December 31,	Natural Gas	Electricity	Total
	(in thousands)
2009:
Sales	$185,564	$43,178	$228,742
Cost of goods sold (excluding unrealized gains (losses) from risk management activities, net) (1)	(147,242)	(32,659)	(179,901)
Gross profit (excluding unrealized gains (losses) from risk management activities, net) (1)	$38,322	$10,519	48,841

Add (less) items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains (losses) from risk management activities, net			28,452
Operating expenses			(42,365)
Interest expense, net of interest income			(21,165)
Income before income tax expense			$13,763

2008:
Sales	$310,430	$71,835	$382,265
Cost of goods sold (excluding unrealized gains (losses) from risk management activities, net) (1)	(281,494)	(61,267)	(342,761)
Gross profit (excluding unrealized gains (losses) from risk management activities, net) (1)	$28,936	$10,568	39,504

Add (less) items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains (losses) from risk management activities, net			(101,934)
Operating expenses			(52,435)
Interest expense, net of interest income			(22,360)
Loss before income tax benefit			$(137,225)

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

Gross Profit (Before Unrealized Gains (Losses) from Risk Management Activities, Net) by Business Segment

For purposes of analysis, gross profit before unrealized gains (losses) from risk management activities includes fee income and realized gains (losses) from risk management activities, but excludes unrealized gains (losses) from risk management activities, net.  As the underlying customer contracts are not marked-to-market, the unrealized gains (losses) from risk management activities do not offer an accurate indication of the ultimate cash impact to the business, as the ultimate cash impact to the business is not determinable until delivery of natural gas under the customer contracts and the associated gain (loss) on risk management activity is realized.

Gross profit (before unrealized gains (losses) from risk management activities, net) by business segment is summarized in the following table.

			2009 versus 2008 Increase (Decrease)
Business Segment	2009	2008	Amount	%
	($ in thousands)

Three months ended December 31:
Natural gas	$30,613	$28,389	$2,224	8
Electricity	4,973	6,457	(1,484)	(23)
Total gross profit (before unrealized losses from risk management activities, net)	$35,586	$34,846	$740	2

Six months ended December 31:
Natural gas	$38,322	$28,936	$9,386	32
Electricity	10,519	10,568	(49)	—
Total gross profit (before unrealized losses from risk management activities, net)	$48,841	$39,504	$9,337	24

Natural Gas Gross Profit

Over the course of our fiscal year, natural gas gross profit is impacted by several factors, which include but are not limited to:

•                  The prices we charge our customers in relation to the cost of natural gas delivered to our customers;

•                  The volume of natural gas delivered to our customers, which is impacted by the number of customers that we serve, weather conditions in our markets, economic conditions and other factors that may affect customer usage;

•                  Volatility in the market price of natural gas that we purchase for delivery to our customers; and

•                  Results of our economic hedging policy which is intended to reduce our financial exposure related to changes in the price of natural gas.

Significant activity affecting natural gas gross profit (before unrealized (gains) losses from risk management activities, net) for the three months and six months ended December 31, 2009 and 2008 is summarized in the following tables.

	Three Months Ended December 31
	2009		2008
	Amount	Amount per MMBtu Sold	Amount	Amount per MMBtu Sold
	(in thousands)

Gross profit (before unrealized gains (losses) from risk management activities)	$30,613	$2.22	$28,389	$1.54
Add (less) the relative cost (benefit) during the period associated with commodity price volatility and economic hedging activity:
Weighted-average cost of gas methodology	(320)	(0.02)	5,011	0.27
Realized (gains) losses from risk management activities associated with natural gas inventory at end of period	(1,293)	(0.09)	6,022	0.33
	29,000	2.11	39,422	2.14
Fee income	(4,114)	(0.30)	(5,084)	(0.28)
Amount attributable to natural gas delivered to customers	$24,886	$1.81	$34,338	$1.86

	Six Months Ended December 31
	2009		2008
	Amount	Amount per MMBtu Sold	Amount	Amount per MMBtu Sold
	(in thousands)
Gross profit (before unrealized gains (losses) from risk management activities)	$38,322	$2.11	$28,936	$1.23
Add (less) the relative cost (benefit) during the period associated with commodity price volatility and economic hedging activity:
Increase (decrease) in cost of sales from weighted-average cost of gas inventory valuation methodology	(1,282)	(0.07)	15,804	0.67
Realized (gains) losses from risk management activities associated with natural gas inventory at end of period	(75)	—	3,387	0.14
	36,965	2.04	48,127	2.04
Fee income	(8,408)	(0.46)	(9,544)	(0.41)
Amount attributable to natural gas delivered to customers	$28,557	$1.58	$38,593	$1.63

Impact of Weighted Average Cost of Gas Inventory Valuation Methodology on Cost of Sales

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

Higher market prices for natural gas during the three months and six months ended December 31, 2009 increased the carrying value of natural gas inventories that are economically hedged by customer contracts and/or derivative instruments and increased our gross profit during those periods.  By comparison, sharply lower market prices for natural gas during the three months and six months ended December 31, 2008 resulted in lower gross profit from natural gas sold to customers, as well as a significant decrease in our weighted-average cost of natural gas held in storage inventory.

Realized Gains and Losses from Risk Management Activities, Net, Associated With Natural Gas Inventories Not Yet Sold

As we do not perform hedge accounting, realized (gains) losses from risk management activities, net includes net gains and losses related to the settlement of risk management activities associated with natural gas inventories not yet sold.  Offsetting net increases or decreases in gross profit are generally realized in future periods as these inventories are sold.

Gross Profit Attributable to Natural Gas Delivered to Customers

Lower gross profit attributable to natural gas delivered to customers was primarily due to lower volumes of natural gas sold to customers, which decreased 25% and 23% during the three months and six months ended December 31, 2009, as compared with the same periods in the prior fiscal year.  As previously addressed under “EXECUTIVE OVERVIEW — Customer Renewals and Attrition,” we experienced customer attrition over the past twelve months that exceeded our historical levels and more than offset additions to our customer portfolio over the same period.

Electricity Gross Profit

Lower electricity gross profit for the three months ended December 31, 2009 was primarily driven by a 23% reduction in the volume of MWhrs sold during the period, as compared with the same period in the prior fiscal year.  Average electricity RCEs served decreased 11% during the three months ended December 31, 2009.  Gross profit per MWhr sold was relatively unchanged during the three months ended December 31, 2009 as compared with the same period in the prior fiscal year.

For the first six months of fiscal year 2010, lower electricity gross profit for the three months ended December 31, 2009 was offset by higher gross profit for the three months ended September 30, 2009, which was primarily driven by a favorable pricing environment in certain of our markets, which significantly increased our gross profit per MWhr sold during the quarter.  Higher gross profit per MWhr sold was partially offset by a 15% decrease in our volume of MWhrs sold, which primarily resulted from lower average electricity RCEs served.

Gains and Losses from Risk Management Activities, Net

Realized and unrealized (gains) losses from risk management activities, net included in cost of goods sold are summarized in the following table.

			2009 versus 2008 Increase (Decrease)
Business Segment	2009	2008	Amount	%
	($ in thousands)
Three months ended December 31:
Realized losses from risk management activities	$19,328	$20,198	$(870)	(4)
Unrealized (gains) losses from risk management activities	(16,713)	23,272	(39,985)	(172)
Total realized and unrealized (gains) losses from risk management activities, net	$2,615	$43,470	$(40,855)	(94)

Six months ended December 31:
Realized losses from risk management activities	$33,235	$21,222	$12,013	57
Unrealized (gains) losses from risk management activities	(28,452)	101,934	(130,386)	(128)
Total realized and unrealized (gains) losses from risk management activities, net	$4,783	$123,156	$(118,373)	(96)

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

During the three months and six months ended December 31, 2008, a significant decrease in natural gas prices during an unusually short period of time resulted in significant decreases in the market values of derivative instruments utilized by us as economic hedges intended to reduce our exposure to changes in natural gas prices.   Such changes in market values of derivative instruments resulted in significant unrealized losses from risk management activities during the three months and six months ended December 31, 2008.  During the six months ended December 31, 2009, we experienced a significantly less volatile market price environment.

Operating Expenses

Operating expenses are summarized in the following table.

			2009 versus 2008 Increase (Decrease)
	2009	2008	Amount	%
	($ in thousands)
Three months ended December 31:
General and administrative expenses	$12,415	$15,354	$(2,939)	(19)
Advertising and marketing expenses	390	456	(66)	(14)
Reserves and discounts	1,972	3,140	(1,168)	(37)
Depreciation and amortization	5,275	9,664	(4,389)	(45)
Total operating expenses	$20,052	$28,614	$(8,562)	(30)

Six months ended December 31:
General and administrative expenses	$26,912	$27,945	$(1,033)	(4)
Advertising and marketing expenses	742	1,278	(536)	(42)
Reserves and discounts	3,815	4,865	(1,050)	(22)
Depreciation and amortization	10,896	18,347	(7,451)	(41)
Total operating expenses	$42,365	$52,435	$(10,070)	(19)

General and Administrative Expenses

General and administrative expenses are summarized in the following table.

			2009 versus 2008 Increase (Decrease)
	2009	2008	Amount	%
	($ in thousands)
Three months ended December 31:
Salaries and employee benefits	$7,653	$8,290	$(637)	(8)
Professional fees	1,068	2,004	(936)	(47)
Other general and administrative expenses	3,694	5,060	(1,366)	(27)
Total general and administrative expenses	$12,415	$15,354	$(2,939)	(19)

Six months ended December 31:
Salaries and employee benefits	$16,222	$16,175	$47	—
Professional fees	3,232	2,798	434	15
Other general and administrative expenses	7,458	8,972	(1,514)	(17)
Total general and administrative expenses	$26,912	$27,945	$(1,033)	(4)

In connection with the Restructuring, we recorded approximately $2.2 million of non-recurring general and administrative expenses during the three months ended September 30, 2009, including:

•                  $0.8 million of bonuses, included in salaries and employee benefits, which were paid to senior management in connection with the consummation of the Restructuring;

•                  $0.2 million of severance costs, included in salaries and employee benefits, which related to certain employees terminated in September 2009 as part of an initiative to streamline our organizational structure and control operating costs; and

•                  $1.2 million of professional fees incurred in connection with various potential liquidity events considered during fiscal year 2009 and the first three months of fiscal year 2010.

Excluding incremental costs related to the Restructuring, lower salaries and employee benefits for the three months and six months ended December 31, 2009 was primarily a result of a reduced number of employees during both periods, as compared with the same periods in the prior fiscal year.

Excluding incremental costs related to the Restructuring, lower professional fees for the three months and six months ended December 31, 2009 was primarily due to termination of management consulting agreements in connection with the

Restructuring, lower consulting fees associated with compliance with the requirements of the Sarbanes-Oxley Act of 2002 and lower external auditor fees.

Lower other general and administrative expenses during the three months and six months ended December 31, 2009 were primarily due to lower customer care and billing related expenses as a result of generally lower numbers of customers served in our natural gas and electricity business segments.

Advertising and Marketing Expenses

As part of an overall corporate strategy to manage our liquidity position, and in response to amendments to our Revolving Credit Facility and Hedge Facility that placed limitations on amounts that we could spend on marketing activities and on the products we could offer to our customers, we curtailed our level of sales and marketing activity, resulting in significantly lower advertising and marketing expenses during the second half of fiscal year 2009 and the first three months of fiscal year 2010.

As a result of the Restructuring, we now have the ability to market a wider variety of products to current and potential customers using our traditional marketing channels.  During the three months ended December 31, 2009, we began to implement various elements of our fiscal year 2010 growth and marketing plan, which will include strategic marketing initiatives in our current markets as well as incremental marketing expenses related to new markets that are compatible with our overall growth strategy.  In December 2009, we initiated a marketing campaign in a new electricity market in Pennsylvania, which we anticipate will result in incremental marketing expenses for the remainder of fiscal year 2010.

Reserves and Discounts

Reserves and discounts are summarized in the following table.

			2009 versus 2008 Increase (Decrease)
	2009	2008	Amount	%
	($ in thousands)
Three months ended December 31:
Provision for doubtful accounts	$1,503	$2,420	$(917)	(38)
Contractual discounts for LDC guarantees of customer accounts receivable (1)	469	720	(251)	(35)
Total reserves and discounts	$1,972	$3,140	$(1,168)	(37)

Six months ended December 31:
Provision for doubtful accounts	$3,096	$3,713	$(617)	(17)
Contractual discounts for LDC guarantees of customer accounts receivable (1)	719	1,152	(433)	(38)
Total reserves and discounts	$3,815	$4,865	$(1,050)	(22)

(1)          By agreement, certain LDCs guarantee the collection of customer accounts receivable.  Contractual discounts charged by various LDCs average approximately 1% of collections, which is effectively the cost to guarantee the customer accounts receivable.

Lower provision for doubtful accounts during the three months ended December 31, 2009 was primarily due to a 44% decrease in sales of natural gas and electricity in markets where customer accounts receivable are not guaranteed by LDCs.

For the six months ended December 31, 2009, lower provision for doubtful accounts for the quarter ended December 31, 2009 was partially offset by higher provision for doubtful accounts during the three months ended September 30, 2009, which was primarily due to continued deterioration of our aging of accounts receivable from customers in certain natural gas markets in Georgia and the northeastern U.S.  Reserves against customer accounts receivable deemed uncollectible and charge-offs of customer accounts receivable related to customer accounts acquired from Catalyst Natural Gas, LLC in October 2008 continued to contribute to the higher provision for doubtful accounts in Georgia.  The higher provision for doubtful accounts in Georgia and the northeastern U.S. was partially offset by lower provision in our electricity market in Texas, which resulted from lower revenues and more stringent credit standards for our customers in that market.

We continuously monitor economic conditions and collections experience in our markets in order to assess appropriate levels of our allowance for doubtful accounts.  Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for additional commentary regarding our management of credit risk.

Lower contractual discounts for LDC guarantees of customer accounts receivable during the three months and six months ended December 31, 2009 were due to generally lower sales of natural gas and electricity within our LDC-guaranteed markets.  The weighted-average contractual discount rates for the three months and six months ended December 31, 2009 were comparable to the rates for the same periods in the prior fiscal year.

Depreciation and Amortization

Depreciation and amortization is summarized in the following table.

			2009 versus 2008 Increase (Decrease)
	2009	2008	Amount	%
	($ in thousands)
Three months ended December 31:
Depreciation of fixed assets	$495	$1,974	$(1,479)	(75)
Amortization of customer acquisition costs	4,780	7,686	(2,906)	(38)
Other amortization expense	—	4	(4)	(100)
Total depreciation and amortization	$5,275	$9,664	$(4,389)	(45)

Six months ended December 31:
Depreciation of fixed assets	$1,443	$3,971	$(2,528)	(64)
Amortization of customer acquisition costs	9,452	14,369	(4,917)	(34)
Other amortization expense	1	7	(6)	(86)
Total depreciation and amortization	$10,896	$18,347	$(7,451)	(41)

In connection with our purchase of Shell Energy Services Company LLC in August 2006, we acquired software, fixed assets and customer contracts, the aggregate cost of which was depreciated or amortized over a three year period.  Lower depreciation and amortization expenses during the three months and six months ended December 31, 2009 was primarily due to these acquired assets being fully depreciated or amortized as of August 2009.

Interest Expense, net

Significant components of interest expense, net are summarized in the following table.

			2009 versus 2008 Increase (Decrease)
	2009	2008	Amount	%
	($ in thousands)
Three months ended December 31:
Interest related to debt instruments:
Floating Rate Notes due 2011	$138	$4,485	$(4,347)	(97)
Fixed Rate Notes due 2014	2,294	—	2,294	NM
Denham Credit Facility	—	271	(271)	(100)
	2,432	4,756	(2,324)	(49)
Interest and fees related to supply and hedging facilities:
Commodity Supply Facility	3,090	—	3,090	NM
Revolving Credit Facility	113	1,722	(1,609)	(93)
Hedge Facility	—	767	(767)	(100)
	3,203	2,489	714	29

Change in fair market value of interest rate swaps (1)	419	5,278	(4,859)	(92)
Amortization of deferred financing costs and original debt issue discount	2,109	3,128	(1,019)	(33)
Other	93	—	93	NM
Total interest expense	8,256	15,651	(7,395)	(47)
Less: interest income	(8)	(32)	24	75
Interest expense, net	$8,248	$15,619	$(7,371)	(47)

Six months ended December 31:
Interest related to debt instruments:
Interest accrued on Floating Rate Notes due 2011	$3,421	$8,980	$(5,559)	(61)
Interest accrued on Fixed Rate Notes due 2014	2,493	—	2,493	NM
Interest related to Denham Credit Facility	246	277	(31)	(11)
	6,160	9,257	(3,097)	(33)
Interest and fees related to supply and hedging facilities:
Commodity Supply Facility	3,153	—	3,153	NM
Revolving Credit Facility	1,176	2,555	(1,379)	(54)
Hedge Facility	1,788	1,094	694	63
	6,117	3,649	2,468	68

Change in fair market value of interest rate swaps (1)	1,391	5,267	(3,876)	(74)
Amortization of deferred financing costs and original debt issue discount	7,399	4,522	2,877	64
Other	155	—	155	NM
Total interest expense	21,222	22,695	(1,473)	(6)
Less: interest income	(57)	(335)	278	83
Interest expense, net	$21,165	$22,360	$(1,195)	(5)

(1)          We utilize interest rate swap agreements to manage exposure to interest rate fluctuations on the Floating Rate Senior Notes due 2011 and the Commodity Supply Facility.  Mark-to-market adjustments and interest expense associated with these swap arrangements are recorded as adjustments to interest expense, net.

NM — Not meaningful.

Interest Related to Debt Instruments

Lower total interest expense associated with debt instruments for the three months and six months ended December 31, 2009 is primarily due to decreased total debt balances resulting from the Restructuring.  The total aggregate principal balance outstanding under debt instruments decreased from approximately $177.2 million prior to the consummation of the Restructuring to $74.2 million after the Restructuring.

Lower interest expense associated with the Floating Rate Notes due 2011 for the three months and six months ended December 31, 2009 was due to a combination of lower debt balances and lower interest rates for both periods.  As a result of the Restructuring, the average aggregate outstanding principal balance of Floating Rate Notes due 2011 decreased to approximately $6.4 million and $78.0 million for the three months and six months ended December 31, 2009, respectively, from $165.2 million for the same periods in the prior fiscal year.  The average interest rate for the Floating Rate Notes due

2011 decreased to 8.43% and 8.55% for the three months and six months ended December 31, 2009, respectively, from 10.63% and 10.64% for the same periods in the prior fiscal year, respectively.

The $67.8 million aggregate principal amount of Fixed Rate Notes due 2014 issued in connection with the restructuring bears interest at 13.25%, which is higher than the average interest rates on outstanding debt instruments prior to the Restructuring.  The higher interest rate on the Floating Rate Notes due 2014 partially offset the impact of lower debt balances for the three months and six months ended December 31, 2009.

Interest and Fees Related to Supply and Hedging Facilities

In connection with the Restructuring, the Commodity Supply Facility replaced the Revolving Credit Facility and Hedge Facility effective September 22, 2009.  During the three months ended September 30, 2009, we incurred significant fees related to extension and winding down of the Hedge Facility and Revolving Credit Facility prior to consummation of the Restructuring.

Amortization of Deferred Financing Costs and Original Debt Issue Discount

Higher amortization of deferred debt issue costs and original issue discount during the six months ended December 31, 2009 was due to the following activity.

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

•                  In connection with the Restructuring, approximately $158.8 million aggregate principal amount of Floating Rate Notes due 2011 were exchanged for cash, Fixed Rate Notes due 2014 and Class A Common Stock.   As a result, we recorded incremental interest expense of $3.1 million, which represents accelerated amortization equivalent to a pro rata portion of the original issue discount and deferred debt issue costs associated with the Floating Rate Notes due 2011 that were exchanged in connection with the Restructuring.

Income Taxes

Our effective income tax rate was a charge of 24.1% and a benefit of 38.2% for the three months ended December 31, 2009 and 2008, respectively.  The change in the effective tax rate for the three months ended December 31, 2009 was primarily due to a reduction of the deferred tax asset valuation allowance as a result of our reporting net income for the three months and six months ended December 31, 2009 and to the extended loss carry back period allowed by the Worker, Homeownership and Business Assistance Act of 2009 (the “WHBA Act”), as described below.

For the six months ended December 31, 2009 and 2008, the effective tax rate was charge of 42.0% and a benefit of 38.3%, respectively.  The change in the effective tax rate for the six months ended December 31, 2009 was primarily due to changes in permanent differences.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Our policy is to establish a valuation allowance if it is “more likely than not” that the related tax benefits will not be realized.  As of December 31, 2009 and June 30, 2009, we determined, based on available evidence, including historical financial results for the prior three years, that it is “more likely than not” that a portion of these items may not be recoverable in the future.  Accordingly, we recorded valuation allowances at December 31, 2009 and June 30, 2009 related to non-recovery of deferred tax assets.

The WHBA Act, which was signed into law on November 6, 2009, contains a number of tax law changes, including a provision that permits companies to elect to carry back certain net operating losses up to five years.  As of December 31, 2009, we expect to carry back the full amount of any  tax loss for fiscal year 2010.

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

Cash Flow

During the six months ended December 31, 2009, our cash and cash equivalents decreased $18.8 million to a balance of $4.4 million at the end of the period.  Approximately $38.5 million of cash was provided by operating activities during the period, which reflects a $110.6 million change from the $72.0 million used in operations for the six months ended December 31, 2008.  The overall increase in cash provided by operating activities during the six months ended December 31, 2009 primarily resulted from:

•                  release of $75.0 million of restricted cash upon termination of the Revolving Credit Facility in September 2009;

•                  a lower seasonal increase in customer accounts receivable balances, primarily due to lower sales of natural gas and electricity associated with decreases in the number of natural gas and electricity customers served and to generally lower commodity prices during fiscal year 2010; and

The Restructuring also resulted in the following material uses of cash and cash equivalents, which partially offset the release or restricted cash and lower customer accounts receivable balances during the first six months of fiscal year 2010:

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

The agreements that govern the Commodity Supply Facility include provisions that allow for net settlement of amounts due from and due to RBS Sempra.  Accordingly, the Company reports amounts due from and due to RBS Sempra net on the consolidated balance sheets.

In connection with the Commodity Supply Facility, the Company records accounts receivable from and accounts payable to RBS Sempra for the following items:

•                  Certain banking relationships that previously belonged to the Company are now under RBS Sempra’s name and control.  Cash is released by RBS Sempra to the Company as required to meet its ongoing operating cash requirements.  As a result, $9.2 million that would have been included in cash and cash equivalents prior to the Restructuring was recorded as accounts receivable from RBS Sempra as of December 31, 2009.

•                  The Company is obligated to sell certain of its supply of natural gas to RBS Sempra.  At December 31, 2009, the Company recorded an additional $2.8 million of accounts receivable from RBS Sempra, which resulted from sales of natural gas.

•                  Accrued liabilities to RBS Sempra for purchases of natural gas and electricity were approximately $32.0 million at December 31, 2009.

•                  Amounts due to RBS Sempra for derivative contracts that were settled during December 2009 were approximately $6.0 million at December 31, 2009.

The net $26.0 million amount due to RBS Sempra is reported as accounts payable — RBS Sempra on the condensed consolidated balance sheets at December 31, 2009.

Commodity Supply Facility

The Commodity Supply Facility also provides for cash borrowings of up to $45.0 million that we may access to finance seasonal working capital requirements, provided that we are in compliance with the Collateral Coverage Ratio requirement, as described below.  These cash borrowings will accrue interest at the greater of: (1) RBS Sempra’s cost of funds plus 5%; or (2) LIBOR plus 5%.  Outstanding credit support (e.g., letters of credit and/or guarantees) provided by RBS Sempra will accrue interest at LIBOR plus 3%, with a minimum rate of 4% except that, if the cash held in certain collateral accounts exceeds all outstanding settlement payments under the Commodity Supply Facility by $27.0 million, interest will accrue at a reduced rate of 1% on the amount of outstanding credit support in excess of $27.0 million.

In accordance with the terms of the agreements that govern the Commodity Supply Facility, we are required to maintain a minimum collateral coverage ratio (the “Collateral Coverage Ratio”) of 1.25:1.00 for the months of October through March (inclusive) and 1:40:1:00 for any other calendar month.  The Collateral Coverage Ratio is calculated as the ratio of: (1) certain of our assets, primarily including cash, amounts due from RBS Sempra representing our operating cash, accounts receivable from our customers and LDCs and natural gas inventories; to (2) certain of our liabilities, primarily arising from exposure and/or amounts due to RBS Sempra as a result of our agreements (including amounts due for the purchase of natural gas and electricity, accrued but unpaid financing fees and settlements arising from derivative contracts).

As of December 31, 2009, we had a Collateral Coverage Ratio of approximately 3:00:1:00.  The calculation of the Collateral Coverage Ratio as of December 31, 2009 resulted in excess collateral of approximately $84.6 million.  At December 31, 2009, we had no outstanding cash advances and had $41.1 million of letters of credit outstanding under the Commodity Supply Facility.

In addition, the Company must maintain a consolidated tangible net worth, as defined in the agreements that govern the Commodity Supply Facility, of at least $60.0 million.

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

The Commodity Supply Facility provides for the exclusive supply of physical (other than as needed for balancing) and financial natural gas and electricity, credit support (including letters of credit and guarantees) for certain collateral needs, cash advances for storage and seasonal financing as needed, and associated hedging transactions in order to maintain the matched trading book required by our risk management policies.  The Commodity Supply Facility provides for certain volumetric fees for all natural gas and electricity purchases.

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

Under the Commodity Supply Facility, we are obligated to purchase a minimum of 130,000,000 MMBtus of natural gas from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 39,000,000 MMBtus during the first contract year; (2) 44,000,000 MMBtus during the second contract year; and (3) 47,000,000 MMBtus during the third contract year.  In addition, we are obligated to purchase a minimum of 1,850,000 MWhrs of electricity from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 500,000 MWhrs during the first contract year; (2) 650,000 MWhrs during the second contract year; and (3) 700,000 MWhrs during the third contract year.  The estimated total value of these purchases will depend upon the market price of natural gas at the time of purchase.  We will be obligated to pay a volumetric fee for any unused balance of the minimum volume purchase requirement for any contract year, or if the agreement is terminated prior to the end of the contract.  As of December 31, 2009, commodity that we expect to purchase for delivery to our customers during the first 12 months of the Commodity Supply Facility is expected to exceed the minimum purchase obligation for natural gas and electricity.

The Commodity Supply Facility provides that we will release natural gas transportation and delivery capacity to RBS Sempra and for RBS Sempra to perform certain transportation and storage nominations. The Commodity Supply Facility also will provide for RBS Sempra to act on our behalf to satisfy the requirements of regional transmission operators for capacity rights and ancillary services.

Under the hedging terms of the Commodity Supply Facility, the aggregate notional exposure amount of fixed price physical and/or financial hedges allowed to be entered into by us will be limited to $260.0 million, without adjustment for mark-to-market movements thereafter.  Fixed price hedges will be limited to a contract length term of 24 months.  In addition, the fixed price portfolio of hedges will be limited to a weighted-average volumetric tenor not to exceed 14 months in duration.

With regards to our fixed price customer mix, we may not enter into any fixed price contracts, excluding renewals of existing fixed price contracts, if:

•                  During any twelve-month period, more than 75% of all RCEs have been added under fixed price contracts;

•                  During any twelve-month period, more than 235,000 RCEs have been added under fixed price contracts; and

•                  Our fixed-rate RCEs exceed 325,000 at any time.

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

In connection with the Commodity Supply Facility, during the six months ended December 31, 2009, certain of our natural gas hedge agreements under the former Hedge Facility and all of our existing electricity swap agreements with other counterparties were novated to RBS Sempra.  Additionally, certain of our forward physical agreements for the purchase of natural gas and all of our forward physical agreements for the purchase of electricity were novated to RBS Sempra.  Such novations did not have any impact on our rights, obligations or risks associated with the agreements.

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

•                  failure of any guaranty or security document supporting the Commodity Supply Facility to be in full force and effect;

•                  the termination or cancellation of any material contract which termination or cancellation could reasonably be expected to have a material adverse effect on us; and

•                  the occurrence of a change of control.

As of December 31, 2009, we were in compliance with all provisions of the agreements that govern the Commodity Supply Facility.

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

During fiscal year 2009, the Master Transaction Agreement was amended several times to conform to provisions of various amendments to the Revolving Credit Facility, including those relating to milestone events that led to the consummation of the Restructuring.  In addition, these amendments resulted in our total outstanding hedging positions being limited to a maximum of 12.0 million MMBtus as of May 29, 2009, 11.0 million MMBtus effective July 31, 2009, and to 10.0 million MMBtus effective August 31, 2009.  This limitation was eliminated upon termination of the Hedge Facility on September 21, 2009.

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

Fixed Rate Notes due 2014

In connection with the Restructuring consummated on September 22, 2009, we issued $67.8 million aggregate principal amount of Fixed Rate Notes due 2014.  Interest on the Fixed Rate Notes due 2014 accrues at the rate of 13.25% per annum and is payable semi-annually in cash on February 1 and August 1 of each year, commencing on February 1, 2010.  The Fixed Rate Notes due 2014 will mature on August 1, 2014.

The Fixed Rate Notes due 2014 were issued at a discount of approximately $17.8 million, which was recorded as a reduction of the aggregate principal balance of Fixed Rate Notes due 2014 on our consolidated balance sheets during the first quarter of fiscal year 2010, and which will be amortized as an increase to interest expense over the remaining life of the Fixed Rate Notes due 2014.  During fiscal year 2009 and the three months ended September 30, 2009, we incurred approximately $5.3 million of legal fees and consulting fees and other costs directly related to the Fixed Rate Notes due 2014, which were deferred on the consolidated balance sheet and are being amortized as an increase to interest expense over the remaining term of the Fixed Rate Notes due 2014.

The Fixed Rate Notes due 2014 are senior subordinated secured obligations of the Company, subordinated in right of payment to obligations of the Company under the Commodity Supply Facility.  The Fixed Rate Notes due 2014 are senior in priority to our unsecured senior obligations, including the Floating Rate Notes due 2011, to the extent that the value of the assets securing the Fixed Rate Notes due 2014 is in excess of the aggregate amount of the outstanding Commodity Supply Facility obligations.

The Fixed Rate Notes due 2014 are jointly, severally, fully and unconditionally guaranteed by all domestic subsidiaries of Holdings.

The Fixed Rate Notes due 2014 are secured by a first priority security interest in the Fixed Rate Notes Escrow Account, which is maintained as security for future interest payments to holders of the Fixed Rate Notes due 2014, and by a second priority security interest in substantially all other existing and future assets of the Company.  The Fixed Rate Notes Escrow Account was funded with approximately $9.0 million in September 2009, which approximates the interest payable by us on the Fixed Rate Notes due 2014 for a twelve-month period.

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

The indenture governing the Fixed Rate Notes due 2014 contains restrictions on Holdings and its subsidiaries with regard to declaring or paying any dividend or distribution on Holdings capital stock.  As of September 30, 2009, the Company was in compliance with all provisions of the indenture governing the Fixed Rate Notes due 2014.

Floating Rate Notes due 2011

On August 4, 2006, Holdings issued $190.0 million aggregate principal amount of Floating Rate Notes due 2011, which mature on August 1, 2011.  The notes were issued at 97.5% of par value and bear interest at LIBOR plus 7.5% per annum.  Interest is reset and payable semi-annually on February 1st and August 1st of each year.

During fiscal years 2007 and 2008, we purchased $24.8 million aggregate principal amount of the outstanding Floating Rate Notes due 2011, plus accrued interest, from noteholders for amounts less than face value.  On September 22, 2009, we consummated an exchange offer of $158.8 million aggregate principal amount of outstanding Floating Rate Notes due 2011 for $26.7 million of cash, $67.8 million aggregate principal amount of Fixed Rate Notes due 2014 and 33,940,683 shares of newly authorized Class A Common Stock.  The shares of Class A Common Stock issued to the holders of the Fixed Rate Notes due 2014 represented 62.5% of the total aggregate shares of common stock outstanding after the consummation of the Restructuring.

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

The interest rate on the Floating Rate Notes due 2011 was 8.43% and 9.13% at December 31, 2009 and June 30, 2009, respectively.  The weighted-average interest rate was 8.67% and 10.65% for the six months ended December 31, 2009 and 2008, respectively.  Total interest paid or accrued to holders of the Floating Rate Notes due 2011was approximately $3.4 million and $9.0 million for the six months ended December 31, 2009 and 2008, respectively.   The interest rate was reset to 7.88% effective February 1, 2010.

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

Under the Commodity Supply Facility, we are obligated to purchase a minimum of 130,000,000 MMBtus of natural gas from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 39,000,000 MMBtus during the first contract year; (2) 44,000,000 MMBtus during the second contract year; and (3) 47,000,000 MMBtus during the third contract year.  In addition, we are obligated to purchase a minimum of 1,850,000 MWhrs of electricity from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 500,000 MWhrs during the first contract year; (2) 650,000 MWhrs during the second contract year; and (3) 700,000 MWhrs during the third contract year.  The estimated total value of these purchases will depend upon the market price of natural gas at the time of purchase.  During fiscal year 2009, our price of natural gas ranged from a high of approximately $12.75 per MMBtu in July 2008 to a low of approximately $3.25 per MMBtu in May 2009.  The Company will be obligated to pay a volumetric fee for any unused balance of the minimum volume purchase requirement for any contract year, or if the agreement is terminated prior to the end of the contract.  As of December 31, 2009, commodity that we expect to purchase for delivery to our customers during the first 12 months of the Commodity Supply Facility is expected to exceed the minimum purchase obligation for natural gas and electricity.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not have any off-balance sheet arrangements.

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

We utilize the following instruments to offset price risk associated with volume commitments under fixed and variable price contracts where the price to the customer must be established ahead of the index settlement:  (1) for natural gas: NYMEX-

referenced gas swaps, basis swaps, physical commodity hedges and physical basis hedges; and (2) for electricity: ISO zone specific swaps, basis swaps, physical hedges and physical basis hedges.

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

The natural gas swap instruments are generally settled against the closing price for the last trading day of each month for natural gas listed on the NYMEX Henry Hub futures contract.  In the case of electricity swap instruments, settlement is based on ISO settlement prices during the month.  The financial basis swaps are typically settled against the first of the month published index prices at various trading points that relate to locations where we have customer obligations.  Basis swaps are priced based on the NYMEX price on the last day of the month plus or minus an agreed-upon premium or discount.   All of the natural gas swaps have been executed “over-the-counter” on a bilateral basis under the Hedge Facility or with other credit-worthy counterparties.  We also enter into financial swaps with other counterparties in order to meet electricity requirements. These are settled based on the index price for the appropriate ISO.  We only execute financial swaps with entities with investment grade credit ratings.   As of December 31, 2009, our hedge positions extended through December 2011.

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

The potential losses in the fixed price natural gas portfolio using our actual net open position at the end of each month during the three and six months ended December 31, 2009 and 2008 are summarized in the following table.  Volatility in natural gas commodity prices during the six months ended December 31, 2008 resulted in unusually high potential losses in the fair value of our natural gas portfolio for that period using this VAR model.

	Potential Loss During the Period
	2009	2008
	(in thousands)
Three months ended December 31:
Average	$62	$68
Maximum	71	85
Minimum	48	56

Six months ended December 31:
Average	$40	$182
Maximum	71	624
Minimum	17	56

There have been no material changes in our methodology or policies regarding commodity price risk management during the six months ended December 31, 2009.

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

We also are exposed to credit risk in our sales activities.  For the six months ended December 31, 2009, approximately 56% of our total sales of natural gas and electricity were within markets where LDCs do not guarantee customer accounts receivable while 44% of our total sales were within markets where LDCs guarantee customer accounts receivable at a weighted average discount rate of approximately 1%.  Such discount is the cost incurred to guarantee the customer accounts receivable.  In cases where customer accounts receivable are guaranteed by the LDC, we are exposed only to the credit risk of the LDC, rather than that of our actual customers.  We monitor the credit ratings of LDCs and the parent companies of LDCs that guarantee our customer accounts receivable.  As of December 31, 2009, all of our customer accounts receivable in guaranteed markets was with LDCs with investment grade credit ratings.  We also periodically review payment history and financial information for LDCs to ensure that we identify and respond to any deteriorating trends.

The allowance for doubtful accounts represents our estimate of potential credit losses associated with customer accounts receivable in markets where such receivables are not guaranteed by LDCs.  We assess the adequacy of our allowance for doubtful accounts through review of the aging of customer accounts receivable and our assessment of the general economic conditions in the markets that we serve.  Based upon our review as of December 31, 2009, we believe that the allowance for doubtful accounts is adequate to cover potential credit losses related to customer accounts receivable.

We record a provision for doubtful accounts for the estimated total revenue that is not expected to be collected from customers in non-guaranteed markets.  The following table provides a summary of the provision for doubtful accounts as a percentage of total sales of natural gas and electricity within these markets.

	2009	2008
Provision for doubtful accounts as a percentage of sales in non-guaranteed markets during the period:
Three months ended December 31	1.88%	1.71%
Six months ended December 31	2.40%	1.71%

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

There have been no material changes in our methodology or policies regarding credit risk management during the six months ended December 31, 2009.

Interest Rate Risk

As of December 31, 2009, an $80.0 million swap was outstanding, which expires on August 1, 2011.  The fixed-for-floating swap effectively fixes the six-month LIBOR rate at 5.72% per annum.  During the three months ended December 31, 2009, the $80.0 million interest rate swap agreement was novated to RBS Sempra from the previous counterparty, as required by the terms of the Commodity Supply Facility.  Such novation did not have any impact on the Company’s rights, obligations, risks or accounting methodology associated with the interest rate swap agreement.

Under the Commodity Supply Facility, we are subject to variable interest rates in connection with cash borrowings and credit support, primarily in the form of letters of credit, provided by RBS Sempra.  As of December 31, 2009, approximately $41.1 million of letters of credit were outstanding under the Commodity Supply Facility, in addition to the $6.4 million aggregate principal amount of Floating Rate Notes due 2011.

Based on the net exposure as of December 31, 2009 resulting from the interest rate swap, the letters of credit outstanding under the Commodity Supply Facility and the outstanding balance of Floating Rate Notes due 2011 on the consolidated balance sheets as of December 31, 2009, the impact of a 1% change in interest rates on interest expense for a twelve-month period is approximately $0.3 million.

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

We have not designated interest rate swaps as hedges and, accordingly, changes in the market value of the interest rate swaps are charged directly to interest expense.  At December 31, 2009, the total unrealized loss from risk management activities on the consolidated balance sheets related to interest rate swaps was approximately $7.3 million.

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

There were no changes in our internal control over financial reporting during the six months ended December 31, 2009.

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

Date: February 16, 2010	MXENERGY HOLDINGS INC.
(Registrant)

/s/ Jeffrey A. Mayer
Jeffrey A Mayer
President and Chief Executive Officer
(Principal executive officer)

Date: February 16, 2010	/s/ Chaitu Parikh
Chaitu Parikh
Chief Financial Officer
(Principal financial officer and principal accounting officer)

Index to Exhibits

Exhibit Number	Title
3.1	Second Amended and Restated Certificate of Incorporation of MXenergy Holdings Inc. (1)
3.2	Third Amended and Restated Bylaws of MXenergy Holdings Inc. (1)
10.58	MXenergy Holdings Inc. 2010 Stock Incentive Plan*
10.59	Form of Restricted Stock Award Agreement: Officers under the 2010 Stock Incentive Plan*#
10.60	Form of Restricted Stock Award Agreement: Non-Employee Directors under the 2010 Stock Incentive Plan*#
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*†

*	Filed herewith.

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