Form 10-Q
period 2010-03-31
MxEnergy Holdings Inc
filed 2010-05-17
CIK 1375814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of April 30, 2010, there were 33,710,902 shares of the Registrant’s Class A Common Stock (par value $0.01 per share), 4,002,290 shares of the Registrant’s Class B Common Stock (par value $0.01 per share) and 16,385,098 shares of the Registrant’s Class C Common Stock (par value $0.01 per share) outstanding.

Documents incorporated by reference: None

MXENERGY HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Forward-looking statements are subject to risks, uncertainties, and assumptions about us and our operations that are subject to change based on various important factors, some of which are beyond our control. The following factors, as well as the factors identified in “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, among others, could cause our financial performance to differ significantly from the goals, plans, objectives, intentions and expectations expressed in our forward-looking statements:

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

•                  investigations by state utility commissions, state attorneys general or federal agencies that could result in fines, sanctions or damage to our reputation;

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

Item 1 — Financial Statements

MXENERGY HOLDINGS INC.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands, except share data)

	Balance At
	March 31, 2010	June 30, 2009

Assets:
Current assets:
Cash and cash equivalents	$2,853	$23,266
Restricted cash	2,748	75,368
Fixed Rate Notes Escrow Account (Note 14)	8,977	—
Accounts receivable from customers and LDCs, net (Note 5)	99,640	47,598
Accounts receivable, net — RBS Sempra (Note 13)	14,700	—
Natural gas inventories (Note 6)	6,625	29,415
Current portion of unrealized gains from risk management activities, net (Note 11)	—	294
Income taxes receivable	7,185	6,461
Deferred income taxes (Note 9)	4,674	9,020
Other current assets	17,334	12,084
Total current assets	164,736	203,506
Goodwill (Note 7)	3,810	3,810
Customer acquisition costs, net (Note 8)	26,123	27,950
Fixed assets, net	2,391	3,728
Deferred income taxes (Note 9)	10,097	15,089
Deferred debt issue costs (Notes 13, 14)	13,754	4,475
Other assets	541	513
Total assets	$221,452	$259,071

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable and accrued liabilities (Note 10)	$31,518	$43,147
Current portion of unrealized losses from risk management activities, net (Note 11)	39,006	34,224
Deferred revenue	1,605	4,271
Bridge Financing Loans payable (Note 17)	—	5,400
Denham Credit Facility (Note 17)	—	12,000
Total current liabilities	72,129	99,042
Unrealized losses from risk management activities, net (Note 11)	4,192	14,071
Long-term debt (Note 14)	57,830	163,476
Total liabilities	134,151	276,589

Redeemable Convertible Preferred Stock (Note 15)	—	54,632

Commitments and contingencies (Note 18)	—	—

Stockholders’ equity:
Common stock (Note 16):
Class A Common Stock (par value $0.01; 50,000,000 shares authorized; 33,940,683 shares issued and 33,710,902 shares outstanding at March 31, 2010)	339	—
Class B Common Stock (par value $0.01; 10,000,000 shares authorized; 4,002,290 shares issued and outstanding at March 31, 2010)	40	—
Class C Common Stock (par value $0.01; 40,000,000 shares authorized; 16,385,098 shares issued and outstanding at March 31, 2010)	164	—
Common Stock (par value $0.01; 10,000,000 shares authorized; 4,681,219 shares issued and outstanding at June 30, 2009)	—	47
Total common stock	543	47
Additional paid-in capital	138,348	18,275
Class A treasury stock (229,781 shares at March 31, 2010)	(99)	—
Accumulated other comprehensive loss	(196)	(3)
Accumulated deficit	(51,295)	(90,469)
Total stockholders’ equity	87,301	(72,150)
Total liabilities and stockholders’ equity	$221,452	$259,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2010	2009

Sales of natural gas and electricity	$233,636	$305,108
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	164,997	214,889
Realized losses from risk management activities, net	1,269	20,932
Unrealized (gains) losses from risk management activities, net	26,001	11,462
	192,267	247,283
Gross profit	41,369	57,825

Operating expenses:
General and administrative expenses	14,454	15,714
Advertising and marketing expenses	1,707	417
Reserves and discounts	2,628	4,415
Depreciation and amortization	5,979	10,309
Total operating expenses	24,768	30,855

Operating profit	16,601	26,970
Interest expense, net of interest income of $59 and $6, respectively	7,778	12,244
Income before income tax expense	8,823	14,726
Income tax expense	(3,563)	(5,343)
Net income	$5,260	$9,383

	Nine Months Ended March 31,
	2010	2009

Sales of natural gas and electricity	$462,377	$687,373
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	311,664	536,428
Realized losses from risk management activities, net	34,504	42,154
Unrealized (gains) losses from risk management activities, net	(2,451)	113,396
	343,717	691,978
Gross profit (loss)	118,660	(4,605)

Operating expenses:
General and administrative expenses	41,366	43,661
Advertising and marketing expenses	2,449	1,694
Reserves and discounts	6,443	9,279
Depreciation and amortization	16,875	28,656
Total operating expenses	67,133	83,290

Operating profit (loss)	51,527	(87,895)
Interest expense, net of interest income of $116 and $342, respectively	28,942	34,604
Income (loss) before income tax (expense) benefit	22,585	(122,499)
Income tax (expense) benefit	(9,336)	47,183
Net income (loss)	$13,249	$(75,316)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(dollars in thousands)

	Nine Months Ended March 31, 2010
	Common Stock	Additional Paid-in Capital	Class A Treasury Stock	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity

Balance at June 30, 2009	$47	$18,275	$—	$(3)	$(90,469)	$(72,150)
Issuance of Class A Common Stock	339	81,468	—	—	—	81,807
Issuance of Class B Common Stock	40	9,005	—	—	—	9,045
Issuance of Class C Common Stock	164	28,591	—	—	—	28,755
Acquisition of Class A treasury stock	—	—	(99)	—	—	(99)
Cancellation of common stock	(47)	—	—	—	—	(47)
Stock compensation expense	—	1,009	—	—	—	1,009
Revaluation of redeemable convertible preferred stock	—	—	—	—	25,925	25,925
Comprehensive income:
Net income	—	—	—	—	13,249	13,249
Foreign currency translation	—	—	—	(193)	—	(193)
Total comprehensive income						13,056
Balance at March 31, 2010	$543	$138,348	$(99)	$(196)	$(51,295)	$87,301

	Nine Months Ended March 31, 2009
	Common Stock	Additional Paid-in Capital	Unearned Stock Compensation	Accumulated Other Comprehensive Income (Loss)	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity

Balance at June 30, 2008	$36	$23,635	$(4)	$(189)	$9,732	$33,210
Issuance of common stock	11	(11)	—	—	—	—
Unamortized stock compensation	—	(600)	600	—	—	—
Stock compensation expense	—	781	—	—	—	781
Amortization of stock compensation	—	—	(596)	—	—	(596)
Purchase and cancellation of treasury shares	—	(12)	—	—	—	(12)
Revaluation of redeemable convertible preferred stock	—	(4,389)	—	—	—	(4,389)
Comprehensive loss:
Net loss	—	—	—	—	(75,316)	(75,316)
Foreign currency translation	—	—	—	343	—	343
Total comprehensive loss						(74,973)
Balance at March 31, 2009	$47	$19,404	$—	$154	$(65,584)	$(45,979)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended March 31,
	2010	2009
Operating activities:
Net income (loss)	$13,249	$(75,316)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Unrealized (gains) losses from risk management activities, net	(2,451)	98,269
Stock compensation expense	1,009	185
Provision for doubtful accounts	4,661	6,958
Depreciation and amortization	16,875	28,656
Deferred tax expense (benefit)	9,338	(50,830)
Non-cash interest expense, primarily unrealized losses on interest rate swaps and amortization of debt issuance costs	7,975	11,878
Amortization of customer contracts acquired	(50)	(620)
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash	72,620	197
Accounts receivable	(56,703)	(55,389)
Accounts receivable, RBS Sempra	(14,700)	—
Natural gas inventories	22,790	50,277
Income taxes receivable	(724)	8,061
Fixed Rate Notes Escrow Account	(8,977)	—
Other assets	(6,169)	(7,193)
Accounts payable and accrued liabilities	(11,579)	(30,328)
Deferred revenue	(2,666)	(2,433)
Net cash provided by (used in) operating activities	44,498	(17,628)

Investing activities:
Customer acquisition costs	(13,166)	(11,899)
Purchases of fixed assets	(545)	(744)
Purchase of assets of Catalyst Natural Gas, LLC	—	(1,609)
Net cash used in investing activities	(13,711)	(14,252)

Financing activities:
Repayment of Floating Rate Notes due 2011	(26,700)	—
Repayment of Fixed Rate Notes due 2014	(423)	—
Proceeds from Denham Credit Facility	—	12,000
Repayment of Denham Credit Facility	(12,000)	—
Proceeds from Bridge Financing Loans under the Revolving Credit Facility	—	10,400
Repayment of Bridge Financing Loans under the Revolving Credit Facility	(5,400)	—
Proceeds from cash advances under the Revolving Credit Facility	—	30,000
Repayment of cash advances under the Revolving Credit Facility	—	(30,000)
Debt issuance costs	(6,249)	(7,218)
Acquisition of Class A treasury stock	(99)	—
Purchase and cancellation of treasury shares	—	(12)
Stock issuance costs	(329)	—
Net cash (used in) provided by financing activities	(51,200)	15,170
Net decrease in cash and cash equivalents	(20,413)	(16,710)
Cash and cash equivalents at beginning of period	23,266	71,958
Cash and cash equivalents at end of period	$2,853	$55,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nine Months Ended March 31, 2010

Note 1.   Organization and Basis of Presentation

MXenergy Holdings Inc. (“Holdings”) was founded in 1999 as a retail energy marketer, and was incorporated in Delaware on January 24, 2005 as part of a corporate reorganization.  The two principal operating subsidiaries of Holdings are MXenergy Inc. and MXenergy Electric Inc. which are engaged in the marketing and supply of natural gas and electricity, respectively.  Holdings and its subsidiaries (collectively, the “Company”) operate in 40 natural gas and electricity utility areas located in 14 states in the United States (the “U.S.”) and in two Canadian provinces.

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

Note 2.   New Accounting Pronouncements

Accounting Pronouncements Adopted During the Nine Months Ended March 31, 2010

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”).  Effective for financial statements issued for interim and annual periods ending after September 15, 2009, the Accounting Standards Codification (the “ASC”) supersedes all existing accounting and reporting standards, excluding those issued by the SEC, and is now the single source of authoritative U.S. GAAP for entities that are not SEC registrants.  Rules and interpretative releases of the SEC are also sources of U.S. GAAP for SEC registrants.  The Company adopted the provisions of SFAS No. 168 effective for the financial statements included in this Form 10-Q.  The adoption of SFAS No. 168, as codified by ASC Topic 105, “Generally Accepted Accounting Principles,” impacted the Company’s financial statement disclosures, but did not have any effect on its financial position or results of operations.

Effective July 1, 2009, the Company adopted ASC guidelines regarding accounting and reporting for business combinations that are consummated after July 1, 2009.  These guidelines include certain changed principles and requirements related to: (1) recognition and measurements of identifiable assets acquired, liabilities assumed, goodwill acquired, any gain from a bargain purchase, and any noncontrolling interest in an acquired company; (2) application issues relating to accounting and disclosures for assets and liabilities arising from contingencies in a business combination; and (3) disclosures regarding business combinations in financial statements.  The Company will apply the ASC guidelines prospectively to business combination transactions consummated after July 1, 2009, if any.  The Company did not consummate any business combination transactions during the nine months ended March 31, 2010.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Fair Value Measurements and Disclosures” (“ASU 2009-05”).  ASU 2009-05 amends ASC Topic 820, “Fair Value Measurements and Disclosures” by providing additional guidance clarifying the measurement of liabilities at fair value.  The amendments prescribed by ASU 2009-05 became effective for the Company’s quarterly reporting period ending December 31, 2009 and did not have any impact on the Company’s financial position or results of operations.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, “Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”).  ASU 2010-09 amends ASC Topic 855, “Subsequent Events,” by clarifying the scope of disclosure requirements related to subsequent events.  The amendments prescribed by ASU 2010-09 became effective for the Company’s quarterly reporting period ending March 31, 2010 and did not have any impact on the Company’s financial position or results of operations.  Refer to Note 21 for disclosures regarding subsequent events.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), which amends FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”  The amended guidance in ASU 2010-06 requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy.  ASU 2010-06 also requires that required Level 3 disclosures regarding purchases, sales, issuances and settlements be reported on a gross basis.  ASU 2010-06 clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  The amended guidance in ASU 2010-06 pertaining to disclosure of transfers between levels of the fair value hierarchy, the level of disaggregation of disclosures and disclosure of valuation techniques and inputs used in estimating Level 2 and Level 3 measurements became effective and were adopted for the Company’s quarterly reporting period ending March 31, 2010.

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

On September 22, 2009, the Company consummated an equity and debt restructuring (the “Restructuring”), which included various transactions.  The Restructuring included a debt exchange transaction that was accounted for as a troubled-debt restructuring in accordance with U.S. GAAP, and therefore did not result in any gain or loss recorded in the consolidated statements of operations.  The Company also entered into two master supply and hedge agreements (the “ISDA Master Agreements” and collectively, the “Commodity Supply Facility”) to replace the Revolving Credit Facility and Hedge Facility.  The transactions consummated in connection with the Restructuring had material impacts on various asset, liability and stockholders’ equity accounts during the three months ended September 30, 2009, as summarized in the following table.

	Balance at June 30, 2009	Restructuring Transactions, Net	Other Operating Activity, Net		Balance at September 30, 2009
	(in thousands)
Assets:
Cash and cash equivalents	$23,266	$(2,375)	$(17,385)		$3,506
Restricted cash	75,368	(75,000)	1,133		1,501
Accounts receivable – RBS Sempra	—	17,948	(6,072)		11,876
Fixed Rate Notes Escrow Account	—	8,977	—		8,977
Deferred debt issue costs	4,475	15,083 (1)	(3,546	)(2)	16,012
Net impact on selected asset accounts	$103,109	$(35,367)	$(25,870)		$41,872

Liabilities and stockholders’ equity:
Liabilities:
Bridge Financing Loans payable	$5,400	$(5,400)	$—		$—
Denham Credit Facility	12,000	(12,000)	—		—
Long-term debt:
Fixed Rate Notes due 2014	—	49,951	79	(3)	50,030
Floating Rate Notes due 2011	163,476	(158,787)	1,665	(3)	6,354
Net impact on selected liability accounts	180,876	(126,236)	1,744		56,384

Redeemable convertible preferred stock	54,632	(54,632)	—		—

Stockholders’ equity:
Common stock	47	496	—		543
Additional paid in capital	18,275	119,080	(117)		137,238
Accumulated deficit	(90,469)	25,925	(10,236)		(74,780)
Net impact on selected stockholders’ equity accounts	(72,147)	145,501	(10,353)		63,001
Net impact on selected liability and stockholders’ equity accounts	$163,361	$(35,367)	$(8,609)		$119,385

(1)   Represents the aggregate of $6.1 million of legal, consulting and other costs directly associated with Restructuring transactions and the $9.0 million fair value of Class B Common Stock issued to RBS Sempra as a condition to its entering into the agreements governing the Commodity Supply Facility.

(2)   Represents amortization of deferred debt issue costs recorded as interest expense during the three months ended September 30, 2009.

(3)   Represents amortization of original issue discount recorded as interest expense during the three months ended September 30, 2009.

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

In addition, in connection with the Commodity Supply Facility, certain banking relationships that previously belonged to the Company are now under RBS Sempra’s name and control.  Cash is released by RBS Sempra to the Company as required to meet the Company’s ongoing operating cash requirements.  As a result, $11.9 million that would have been included in cash and cash equivalents prior to the Restructuring were recorded as accounts receivable — RBS Sempra on the consolidated balance sheet as of September 30, 2009.  The ISDA Master Agreements include provisions that allow for net settlement of amounts due from and due to RBS Sempra.  Accordingly, the Company reports amounts due from and due to RBS Sempra net on the consolidated balance sheets.

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

Stockholders’ Equity Activity

All equity transactions consummated in connection with the Restructuring were recorded at the fair value of various classes of common stock issued on September 22, 2009.  In addition to the Class A Common Stock issued to holders of Fixed Rate Notes due 2014, Holdings also issued the following shares of common stock as a result of non-cash transactions:

•      4,002,290 shares of newly authorized $0.01 par value Class B Common Stock were issued to RBS Sempra, as a condition to its entry into the agreements governing the Commodity Supply Facility.  The aggregate $9.0 million fair value of Class B Common Stock issued to RBS Sempra was also recorded as deferred debt issue costs on the consolidated balance sheets during the first quarter of fiscal year 2010 and will be amortized as interest expense over the remaining term of the Commodity Supply Facility.

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

In connection with the Restructuring, the shareholders agreed to create a new equity-based incentive plan, pursuant to which the Company may issue Class C Common Stock not to exceed 10% of Holdings’ outstanding common stock (on a fully diluted basis) after giving effect to the Restructuring.  In January 2010, Holdings’ Board of Directors authorized a new plan and approved grants of restricted stock units (“RSUs”) to certain senior executive officers, directors and a former director (refer to Note 16).

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

Note 4.   Seasonality of Operations

Natural gas and electricity sales accounted for approximately 85% and 15%, respectively, of the Company’s total sales for the nine months ended March 31, 2010.  The majority of natural gas customer consumption occurs during the months of November through March.  By contrast, electricity customer consumption peaks during the months of June through September.  Because the natural gas business segment comprises such a large component of the Company’s overall business operations, operating results for the second and third fiscal quarters represent the vast majority of operating results for the Company’s full fiscal year.

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

Note 5.   Accounts Receivable

Accounts Receivable from Customers and LDCs, Net

Accounts receivable, net, is summarized in the following table.

	Balance at
	March 31, 2010	June 30, 2009
	(in thousands)
Billed customer accounts receivable:
Guaranteed by LDCs	$27,907	$7,768
Non-guaranteed by LDCs	41,182	26,679
	69,089	34,447
Unbilled customer accounts receivable (1):
Guaranteed by LDCs	16,217	5,737
Non-guaranteed by LDCs	14,664	10,547
	30,881	16,284
Total customer accounts receivable	99,970	50,731
Less: Allowance for doubtful accounts	(5,480)	(7,344)
Customer accounts receivable, net	94,490	43,387
Cash imbalance settlements and other receivables, net (2)	5,150	4,211
Accounts receivable, net	$99,640	$47,598

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

The Company operates in 40 natural gas and electricity utility areas located in 14 U.S. states and two Canadian provinces.  The Company’s diversified geographic coverage mitigates the credit exposure which could result from concentrations in a single LDC territory or a single regulatory jurisdiction, from extreme local weather patterns or from an economic downturn in any single geographic region.  In addition, the Company has limited exposure to risk associated with high concentrations of sales volumes with individual customers.  The Company’s largest customer accounted for approximately 2% of natural gas sales during the nine months ended March 31, 2010 and 2009.

The allowance for doubtful accounts represents the Company’s estimate of potential credit losses associated with customer accounts receivable in markets where such receivables are not guaranteed by LDCs.  The Company assesses the adequacy of its allowance for doubtful accounts through review of the aging of customer accounts receivable and general economic conditions in the markets that it serves.  Based upon this review as of March 31, 2010, the Company believes that its allowance for doubtful accounts is adequate to cover potential credit losses related to customer accounts receivable.  An analysis of the allowance for doubtful accounts is provided in the following table.

Allowance for Doubtful Accounts Activity	2010	2009
	(in thousands)
Three months ended March 31:
Balance at beginning of period	$5,128	$4,505
Add: Provision for doubtful accounts	1,565	3,245
Less: Net charge-offs of customer accounts receivable	(1,213)	(1,633)
Balance at end of period	$5,480	$6,117

Provision for doubtful accounts as a percent of sales of natural gas and electricity in non-guaranteed markets	1.37%	2.10%

Nine months ended March 31:
Balance at beginning of period	$7,344	$5,154
Add: Provision for doubtful accounts	4,661	6,958
Less: Net charge-offs of customer accounts receivable	(6,525)	(5,995)
Balance at end of period	$5,480	$6,117

Provision for doubtful accounts as a percent of sales of natural gas and electricity in non-guaranteed markets	1.92%	1.87%

Reserves and discounts in the consolidated statements of operations include the provision for doubtful accounts related to customer accounts receivable within markets where such receivables are not guaranteed by LDCs as well as discounts related to customer accounts receivable that are guaranteed by LDCs.  During the nine months ended March 31, 2010, approximately 47% of the Company’s total sales of natural gas and electricity were within markets where LDCs do not guarantee customer accounts receivable while 53% of total sales were within markets where LDCs guarantee customer accounts receivable at a weighted average discount rate of approximately 1%.  Such discount is the cost to guarantee the customer accounts receivable.  In markets where customer accounts receivable are guaranteed by the LDC, the Company is exposed to the credit risk of the LDC, rather than to that of its customers.  The Company monitors the credit ratings of LDCs and the parent companies of LDCs that guarantee customer accounts receivable.  The Company also periodically reviews payment history and financial information for LDCs to ensure that it identifies and responds to any deteriorating trends.  As of March 31, 2010, all of the Company’s customer accounts receivable in guaranteed markets were from LDCs with investment grade credit ratings.

The Company will continue to closely monitor economic conditions and actual collection data within these and other markets for signs of any negative long-term trends which could result in higher allowance requirements.

Note 6.  Natural Gas Inventories

Natural gas inventories are summarized in the following table.

	Balance at
	March 31, 2010	June 30, 2009
	(in thousands)

Storage inventory for delivery to customers	$4,394	$24,457
Imbalance settlements in-kind (1)	2,231	4,958
Total	$6,625	$29,415

(1)   Represents inventory to be transferred to the Company or its customers from LDCs as a result of an excess of natural gas deliveries over amounts used by customers in prior periods.   These inventories are expected to be transferred to the Company or its customers within the upcoming twelve-month period.

During the nine months ended March 31, 2010, in connection with RBS Sempra’s responsibility to manage the Company’s storage capacity under the Commodity Supply Facility, the Company also sold approximately 2,200,000 million British thermal units (“MMBtus”) of natural gas inventory to RBS Sempra for its weighted-average cost of $12.0 million.  The Company is required to re-acquire such natural gas from RBS Sempra as necessary to meet customer demand during the upcoming winter months for the price at which the inventory was sold to RBS Sempra.  The remaining decrease in natural gas held in storage from June 30, 2009 to March 31, 2010 was primarily due to normal seasonal activity as customer consumption of natural gas inventory during the winter months generally exceeds purchases of inventory during the first nine months of the Company’s fiscal year.

The weighted-average cost per MMBtu of natural gas held in storage increased 22% from June 30, 2009 to March 31, 2010, which partially offset the impact of lower volume of natural gas held in storage.

Note 7.   Goodwill

The Company’s goodwill, which relates to the acquisition of substantially all of the assets of Shell Energy Services Company L.L.C. during fiscal year 2007, is assigned to the natural gas business segment.  The Company tests its goodwill for impairment annually at June 30, or if events or changes in circumstances may indicate that an impairment of goodwill exists.  Material events, transactions and changes in circumstances are evaluated for their impact on the fair value of the natural gas business segment and the recorded value of goodwill.  During the nine months ended March 31, 2010, the Company evaluated the impacts of various transactions consummated in connection with the Restructuring and concluded that they did not have any impact on the recorded carrying value assigned to goodwill.

Note 8.  Customer Acquisition Costs, Net

Customer acquisition costs and related accumulated amortization are summarized in the following table.

	Gross Book Value	Accumulated Amortization	Net Book Value
	(in thousands)
Balance at March 31, 2010:
Customer contracts acquired	$10,506	$7,979	$2,527
Direct sales and advertising costs	48,956	25,360	23,596
Total customer acquisition costs	$59,462	$33,339	$26,123

Balance at June 30, 2009:
Customer contracts acquired	$48,832	$42,553	$6,279
Direct sales and advertising costs	40,744	19,073	21,671
Total customer acquisition costs	$89,576	$61,626	$27,950

Amortization expense relating to capitalized customer acquisition costs was $5.5 million and $8.4 million for the three months ended March 31, 2010 and 2009, respectively, and $15.0 million and $22.7 million for the nine months ended March 31, 2010 and 2009, respectively.  Amortization expense associated with customer acquisition costs capitalized as of March 31, 2010 is expected to be approximately $4.4 million for the remainder of fiscal year 2010, $13.7 million for fiscal year 2011 and $8.0 million thereafter.  As of March 31, 2010, the weighted average remaining amortization period associated with all customer acquisition costs was approximately 1.4 years.

Note 9.   Income Taxes

The Company’s effective income tax rate was a charge of 40.4% and 36.3% for the three months ended March 31, 2010 and 2009, respectively.  The change in the effective tax rate for the three months ended March 31, 2010 was primarily due to:

•                  an increase in the effective tax rate for non-recovery of state tax losses due to certain states not allowing tax loss carrybacks; and

•                  changes in permanent differences.

For the nine months ended March 31, 2010 and 2009, the effective tax rate was a charge of 41.3% and a benefit of 38.5%, respectively.  The change in the effective tax rate for the nine months ended March 31, 2010 was primarily due to:

•                  reporting taxable net income for the current period, as compared with a net loss for the same period in the prior fiscal year;

•                  an increase in the effective rate for non-recovery of state tax losses due to certain states not allowing tax loss carrybacks; and

•                  changes in permanent differences.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company’s policy is to establish a valuation allowance if it is “more likely than not” that the related tax benefits will not be realized.  As of March 31, 2010 and June 30, 2009, the Company determined, based on available evidence, including historical financial results for the prior three years, that it is “more likely than not” that a portion of these items may not be recoverable in the future.  Accordingly, the Company recorded valuation allowances at March 31, 2010 and June 30, 2009 related to non-recovery of deferred tax assets.

The Worker, Homeownership and Business Assistance Act of 2009, which was signed into law on November 6, 2009, contains a number of tax law changes, including a provision that permits companies to elect to carry back certain net operating losses for up to five years.  As of March 31, 2010, the Company expects to carry back the amount of any tax loss for fiscal year 2010.

Note 10.   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized in the following table.

	Balance at
	March 31, 2010	June 30, 2009
	(in thousands)
Trade accounts payable and accrued liabilities (1)	$14,938	$13,952
Accrued commodity purchases	6,549	9,847
Interest payable (2)	1,554	8,946
Payroll and related expenses	3,539	4,761
Sales and other taxes	3,121	2,193
Other	1,817	3,448
Total accounts payable and accrued liabilities	$31,518	$43,147

(1)          Includes $0.1 million and $1.9 million due to related parties at March 31, 2010 and June 30, 2009, respectively, for legal services, financial advisory services and management fees.  Refer to Note 17 for additional information regarding related party transactions.

(2)          Includes $1.0 million of accrued interest at June 30, 2009 related to Bridge Financing Loans and the Denham Credit Facility.  All amounts due to the Bridge Financing Loans lenders and Denham were repaid in September 2009 in connection with the Restructuring.  Refer to Note 17 for additional information regarding related party transactions.

Interest payable primarily includes accrued and unpaid interest associated with the Fixed Rate Notes due 2014 and the Floating Rate Notes due 2011.  Trade accounts payable and accrued expenses include amounts accrued for transportation and distribution charges, imbalances, other utility-related expenses and general operating expenses.

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

Volumes associated with commodity and interest rate derivative contracts that are recorded at fair value on the consolidated balance sheets, which expire at various times through March 2012, are summarized in the following table.  The volumes in the table do not quantify risk or represent assets or liabilities of the Company, but are used in the calculations of fair value and cash settlements under the contracts.

	Open Positions as of
	March 31, 2010	June 30, 2009
Natural gas instruments (amounts reflected in MMBtus (1)):
Financial forward derivative instruments:
NYMEX-referenced over the counter swaps	9,443,000	10,158,000
Basis swaps	20,535,000	11,712,000
Options	150,000	1,015,000

Physical forward instruments (2):
Physical fixed purchase and sale contracts	1,353,000	—
Physical basis purchase and sale contracts	560,000	—
Physical index purchase and sale contracts	549,000	—

Electricity instruments (amounts reflected in MWhrs (3)):
Financial forward derivative instruments:
Swaps and fixed price contracts	158,000	168,000

Physical forward instruments (2):
Electricity purchase and sale contracts	642,000	—

Interest rate swaps (in millions)	$80.0	$110.0

(1)          Million British thermal units, a standard unit of heating equivalent measure for natural gas. A unit of heat equal to 1,000,000 Btus, or 1 MMBtu, is the thermal equivalent of approximately 1,000 cubic feet of natural gas.

(2)          Represents agreements for the purchase and sale of natural gas or electricity that are accounted for as derivatives because they did not qualify for the “normal purchases and sales” exclusion under U.S. GAAP as of the respective period-end date.

(3)          Megawatt Hours, each representing 1 million watt hours or a thousand kilowatt hours, which is the amount of electric energy produced or consumed in a period of time.

The fair value of these derivative instruments recorded on the Company’s consolidated balance sheet is summarized in the following table.

Type of Derivative	Location on the Consolidated Balance Sheet	Prior to Netting	Impact of Master Netting Agreements	After Netting
		(in thousands)
Fair value as of March 31, 2010:

Asset derivatives:
Commodity derivatives	Unrealized gains from risk management activities, net	$12,210	$(12,210)	$—
Total		$12,210	$(12,210)	$—

Liability Derivatives:
Commodity derivatives	Unrealized losses from risk management activities, net	$49,457	$(12,210)	$37,247
Interest rate derivatives	Unrealized losses from risk management activities, net	5,951	—	5,951
Total		$55,408	$(12,210)	$43,198

Fair value as of June 30, 2009:

Asset derivatives:
Commodity derivatives	Unrealized gains from risk management activities, net	$24,649	$(24,355)	$294
Total		$24,649	$(24,355)	$294

Liability Derivatives:
Commodity derivatives	Unrealized losses from risk management activities, net	$64,347	$(24,355)	$39,992
Interest rate derivatives	Unrealized losses from risk management activities, net	8,303	—	8,303
Total		$72,650	$(24,355)	$48,295

The effect of derivative instruments on the Company’s consolidated statements of operations is summarized in the following table.

	Location of (Gains) Losses Recognized on the Consolidated Statement of Operations	Amount of (Gains) Losses Recognized
		(in thousands)
Three Months Ended March 31:

2010:
Commodity derivatives	Cost of goods sold —realized (gains) losses from risk management activities, net	$1,269
Commodity derivatives	Cost of goods sold — unrealized (gains) losses from risk management activities, net	26,001
Interest rate derivatives	Interest expense, net of interest income	(1,313)
Total		$25,957

2009:
Commodity derivatives	Cost of goods sold —realized (gains) losses from risk management activities, net	$20,932
Commodity derivatives	Cost of goods sold — unrealized (gains) losses from risk management activities, net	11,462
Interest rate derivatives	Interest expense, net of interest income	(661)
Total		$31,733

Nine Months Ended March 31:

2010:
Commodity derivatives	Cost of goods sold —realized (gains) losses from risk management activities, net	$34,504
Commodity derivatives	Cost of goods sold — unrealized (gains) losses from risk management activities, net	(2,451)
Interest rate derivatives	Interest expense, net of interest income	(2,352)
Total		$29,701

2009:
Commodity derivatives	Cost of goods sold —realized (gains) losses from risk management activities, net	$42,154
Commodity derivatives	Cost of goods sold — unrealized (gains) losses from risk management activities, net	113,396
Interest rate derivatives	Interest expense, net of interest income	3,477
Total		$159,027

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

Financial Natural Gas Derivative Contracts

The Company utilizes the Commodity Supply Facility (refer to Note 13) to enter into NYMEX-referenced over-the-counter swaps, basis swaps and options to economically hedge the risk of variability in the cost of natural gas.  Under the Commodity Supply Facility, as of March 31, 2010, the Company has the ability to enter into NYMEX and basis swaps through August 2012.

In connection with the Commodity Supply Facility, during the nine months ended March 31, 2010, certain of the Company’s natural gas hedge agreements under the former Hedge Facility were novated to RBS Sempra from the previous counterparty.  Such novations did not have any impact on the Company’s rights, obligations, risks or accounting methodology associated with the agreements.

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

Under the terms of the Commodity Supply Facility, most of the outstanding physical forward agreements for the purchase of natural gas were novated to RBS Sempra during the second quarter of fiscal year 2010.  Based upon the terms of the ISDA Master Agreements, certain of these novated agreements no longer qualify as “normal purchases.”  Since the novation dates of these agreements, changes in fair value have been reflected in earnings and recorded in unrealized gains and/or unrealized losses from risk management activities on the consolidated balance sheets at March 31, 2010.  These agreements are included in the March 31, 2010 fair value measurements reported in Note 12.

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

Effective September 22, 2009, under the Commodity Supply Facility, the Company has an exclusive agreement with RBS Sempra for electricity economic hedging activities.  Subsequent to the Restructuring, the Company’s existing electricity swap agreements with other counterparties were novated to RBS Sempra.  Such novations did not have any impact on the Company’s rights, obligations, risks or accounting methodology associated with the agreements.

Physical Forward Electricity Derivative Contracts

As of June 30, 2009, the Company had physical forward contracts to purchase electricity beginning in July 2009 and ending in September 2011.  Based on the terms of these purchases, the Company had elected to treat all such contracts as “normal purchases” under U.S. GAAP, and therefore the contracts were not reported on the consolidated balance sheets at June 30, 2009.

Under the terms of the Commodity Supply Facility, all physical forward agreements for the purchase of electricity were novated to RBS Sempra during the second quarter of fiscal year 2010.  Based upon the terms of the ISDA Master Agreements, certain of these novated agreements no longer qualify as “normal purchases.”  Since the novation dates of these agreements, changes in fair value have been reflected in earnings and recorded in unrealized gains and/or unrealized losses from risk management activities on the consolidated balance sheets at March 31, 2010.  These agreements are included in the March 31, 2010 fair value measurements reported in Note 12.

Interest Rate Risk Management Activities

The Company is exposed to risk from fluctuations in interest rates under the Commodity Supply Facility and the

Floating Rate Notes due 2011.  The Company manages its exposure to interest rate fluctuations by utilizing interest rate swaps to effectively convert the interest rate exposure from a variable rate to a fixed rate of interest.

As of March 31, 2010, an $80.0 million swap was outstanding, which expires on August 1, 2011.  The fixed-for-floating swap effectively fixes the six-month LIBOR rate at 5.72% per annum.  During fiscal year 2010, the $80.0 million interest rate swap agreement was novated to RBS Sempra from the previous counterparty, as required by the terms of the Commodity Supply Facility.  Such novation did not have any impact on the Company’s rights, obligations, risks or accounting methodology associated with the interest rate swap agreement.

Under the Commodity Supply Facility, the Company is subject to variable interest rates in connection with cash borrowings and credit support, primarily in the form of letters of credit, provided by RBS Sempra.  As of March 31, 2010, approximately $39.2 million of letters of credit were outstanding under the Commodity Supply Facility and $6.4 million aggregate principal of Floating Rate Notes due 2011 was outstanding.

As of June 30, 2009, the Company’s interest rate derivative liabilities were collateralized under the Revolving Credit Facility.  At March 31, 2010, the Company posted $6.0 million of cash as collateral against its mark-to-market exposure related to the outstanding interest rate swap agreement, which is recorded in other current assets on the consolidated balance sheets.

The Company has not designated interest rate swaps as hedges and, accordingly, changes in the market value of the interest rate swaps are charged directly to interest expense.  Changes in the market value of interest rate swaps resulted in increases (decreases) to interest expense of $(1.3) million and $(0.7) million for the three months ended March 31, 2010 and 2009, respectively, and $(2.4) million and $3.5 million for the nine months ended March 31, 2010 and 2009, respectively.  At March 31, 2010, the total unrealized losses from risk management activities on the consolidated balance sheets related to interest rate swaps was approximately $6.0 million.

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

The Company generally utilizes a market approach for its recurring fair value measurements.  In forming its fair value estimates, the Company utilizes the most observable inputs available for the respective valuation technique.  If a fair value measurement reflects inputs from different levels within the fair value hierarchy, the measurement is classified based on the lowest level of input that is significant to the fair value measurement.  The key inputs and assumptions utilized for the fair value measurements recorded by the Company are summarized as follows:

Financial natural gas derivative contracts — NYMEX-referenced swaps are valued utilizing unadjusted market commodity quotes from a pricing service, which are considered to be quotes from an active market, but are deemed to be Level 2 inputs because the swaps are not an identical instrument to the commodity.  Basis swaps and options are generally valued using observable broker quotes.  Other inputs and assumptions include contract position volume, price volatility, commodity delivery location, credit quality of the Company and of derivative counterparties, credit enhancements, if any, and time value.

Financial electricity derivative contracts — Electricity swaps are valued utilizing market commodity quotes from a pricing service, which are deemed to be observable inputs.  Other inputs and assumptions include contract position volume, price volatility, commodity delivery location, credit quality of the Company and of derivative counterparties, credit enhancements, if any, and time value.

Physical forward natural gas and electricity derivative contracts — The Company utilizes market commodity quotes from a pricing service to value these instruments, which are deemed to be observable inputs.  Other inputs and assumptions include contract position volume, commodity delivery location, credit quality of the Company and of derivative counterparties, credit enhancements, if any, and time value.

Interest rate swaps — Interest rate swaps are valued utilizing quotes received directly from swap counterparties.  Key inputs and assumptions include interest rate curves, credit quality of the Company and of derivative counterparties, credit enhancements, if any, and time value.

The fair value of the Company’s assets and liabilities that are measured at fair value on a recurring basis is summarized by level within the fair value hierarchy in the following tables.

	Balance at March 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Commodity derivatives	$—	$37,247	$—	$37,247
Interest rate derivatives	—	5,951	—	5,951
Total	$—	$43,198	$—	$43,198

	Balance at June 30, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Commodity derivatives	$—	$294	$—	$294
Total	$—	$294	$—	$294

Liabilities:
Commodity derivatives	$—	$39,992	$—	$39,992
Interest rate derivatives	—	8,303	—	8,303
Total	$—	$48,295	$—	$48,295

The Company has elected not to record the Fixed Rate Notes due 2014 or the Floating Rate Notes due 2011 at fair value.  The aggregate principal amount of long-term debt recorded on the consolidated balance sheets, before original issue discount, is $73.7 million at March 31, 2010.  Utilizing observable market data, the aggregate fair value of the Fixed Rate Notes due 2014 and the Floating Rate Notes due 2011 was approximately $55.3 million as of March 31, 2010.

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

The Commodity Supply Facility provides for the exclusive supply of physical (other than as needed for balancing) and financial natural gas and electricity, credit support (including letters of credit and guarantees) for certain collateral needs, cash advances for natural gas inventory and seasonal financing as needed, and associated hedging transactions in order to maintain the balanced trading book required by the Company’s risk management policies.  The Commodity Supply Facility provides for certain volumetric fees for all natural gas and electricity purchases.

The Commodity Supply Facility is governed by the separate ISDA Master Agreements for natural gas and electricity.  On September 28, 2009, MXenergy Inc. and MXenergy Electric Inc. entered into amendments to the ISDA Master Agreements for natural gas and electricity, respectively, with the Company and certain of its subsidiaries, as guarantors, and RBS Sempra.  Pursuant to the terms of these amendments, the definition of Adjusted Consolidated Tangible Net Worth in the ISDA Master Agreements was amended to exclude non-cash charges associated with any deferred tax valuation allowances.   As of March 31, 2010, the Company was in compliance with all provisions of the ISDA Master Agreements.

In accordance with the terms of the ISDA Master Agreements, the Company is required to maintain a minimum collateral coverage ratio (the “Collateral Coverage Ratio”) of 1.25:1.00 for the months of October through March (inclusive) and 1.40:1.00 for any other calendar month.  The Collateral Coverage Ratio is calculated as the ratio of: (1) certain assets of the Company, primarily including cash, amounts due from RBS Sempra representing the Company’s operating cash, accounts receivable from customers and LDCs and natural gas inventories; to (2) certain liabilities of the Company, primarily arising from exposure and/or amounts due to RBS Sempra (including amounts due for the purchase of natural gas and electricity, accrued but unpaid financing fees and settlements arising from derivative contracts).

As of March 31, 2010, the Company had a Collateral Coverage Ratio of approximately 2.34:1.00.  The calculation of the Collateral Coverage Ratio as of March 31, 2010 reflected available liquidity of approximately $82.7 million.  At March 31, 2010, the Company had no outstanding cash advances and had $39.2 million of letters of credit outstanding under the Commodity Supply Facility.

In connection with the Commodity Supply Facility, the Company must maintain a consolidated tangible net worth, as defined in the ISDA Master Agreements, of at least $60.0 million.  As of March 31, 2010, the Company’s consolidated tangible net worth exceeded $60.0 million.

Provided that the Company is in compliance with the Collateral Coverage Ratio requirement, as described above, the Commodity Supply Facility provides for cash advances of up to $45.0 million to finance seasonal working capital requirements.  These cash borrowings will accrue interest at the greater of: (1) RBS Sempra’s cost of funds plus 5%; or (2) LIBOR plus 5%.  Outstanding credit support (e.g., letters of credit and/or guarantees) provided by RBS Sempra will accrue interest at LIBOR plus 3%, with a minimum rate of 4%, except that, if the cash held in certain collateral accounts exceeds all outstanding settlement payments under the Commodity Supply Facility by $27.0 million, interest will accrue at a reduced rate of 1% on the amount of outstanding credit support in excess of $27.0 million.

Under the supply terms of the Commodity Supply Facility, the Company has the ability to: (1) seek commodity price quotes from third parties for certain physically or financially settled transactions with respect to gas and electricity; and (2) request that RBS Sempra enter into such transactions with such third parties at such prices and to concurrently enter into back-to-back off-setting transactions with the Company with respect to such third party transactions.  Such transactions with third parties are subject to RBS Sempra approval, and to a requirement that the volumes of those transactions do not exceed certain annual limits specified in the agreements that govern the Commodity Supply Facility.  In addition to the actual purchase price paid by RBS Sempra and certain related costs and expenses, the Company is charged a fee for such purchases.

Under the Commodity Supply Facility, the Company is obligated to purchase a minimum of 130,000,000 MMBtus of natural gas from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 39,000,000 MMBtus during the first contract year; (2) 44,000,000 MMBtus during the second contract year; and (3) 47,000,000 MMBtus during the third contract year.  In addition, the Company is obligated to purchase a minimum of 1,850,000 MWhrs of electricity from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 500,000 MWhrs during the first contract year; (2) 650,000 MWhrs during the second contract year; and (3) 700,000 MWhrs during the third contract year.  The estimated total value of these purchases will depend upon the market price of natural gas at the time of purchase.  The Company will be obligated to pay a volumetric fee for any unused balance of the minimum volume purchase requirement for any contract year, or if the agreement is terminated prior to the end of the contract.  The excess of actual commodity purchases from RBS Sempra over the minimum purchase requirement for any contract year, if any, will be deducted from the minimum purchase requirement for the subsequent contract year.  As of March 31, 2010, the commodity to be purchased for delivery to the Company’s customers during the first contract year of the Commodity Supply Facility is expected to exceed the minimum purchase obligation for natural gas and electricity.

The Commodity Supply Facility provides that the Company will release natural gas transportation and delivery capacity to RBS Sempra and for RBS Sempra to perform certain transportation and storage nominations. The

Commodity Supply Facility also provides for RBS Sempra to act on the Company’s behalf to satisfy the requirements of regional electricity transmission operators for capacity rights and ancillary services.

Under the hedging terms of the Commodity Supply Facility, the Company’s aggregate outstanding notional amount of fixed price physical and/or financial hedges is limited to $260.0 million.  Fixed price hedges are limited to a contract term of 24 months.  In addition, the fixed price portfolio of hedges is limited to a weighted-average volume tenor not to exceed 14 months in duration.  As of March 31, 2010, the Company was in compliance with each of these requirements.

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

•                  During any twelve-month period, more than 235,000 RCEs have been added under fixed price contracts; and

•                  The Company’s fixed price RCEs exceed 325,000 at any time.

In connection with the Commodity Supply Facility, during the nine months ended March 31, 2010, certain of the Company’s natural gas hedge agreements under the former Hedge Facility and all of the Company’s existing electricity swap agreements with other counterparties were novated to RBS Sempra.  Additionally, certain of the Company’s forward physical agreements for the purchase of natural gas and all of the Company’s forward physical agreements for the purchase of electricity were novated to RBS Sempra.  Such novations did not have any impact on the Company’s rights, obligations, risks or accounting methodology associated with the agreements.

During fiscal years 2009 and 2010, the Company incurred approximately $10.7 million of legal fees, consulting fees and other costs directly related to the Commodity Supply Facility, which were deferred on the consolidated balance sheet and are being amortized as an increase to interest expense over the remaining term of the Commodity Supply Facility.  These deferred costs include the value of 4,002,290 shares of Class B Common Stock issued to RBS Sempra in connection with the Restructuring (refer to Note 16).  Amortization expense associated with these deferred costs was approximately $0.9 million and $1.9 million for the three months and nine months ended March 31, 2010, respectively.

The ISDA Master Agreements contain customary covenants that restrict certain activities including, among other things, the Company’s ability to:

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

The ISDA Master Agreements also contain customary events of default, including:

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

Net Accounts Receivable from or Payable to RBS Sempra

The agreements that govern the Commodity Supply Facility include provisions that allow for net settlement of amounts due from and due to RBS Sempra.  Accordingly, the Company reports amounts due from and due to RBS Sempra net on the consolidated balance sheets.  At March 31, 2010, the net $15.0 million amount due from RBS Sempra is reported as accounts receivable, net — RBS Sempra on the condensed consolidated balance sheets.

Revolving Credit Facility

As of June 30, 2009, and through September 21, 2009, MXenergy Inc. and MXenergy Electric Inc. were borrowers under the Revolving Credit Facility.  During fiscal year 2009 and through September 30, 2009, the Company incurred approximately $9.1 million of amendment fees, legal fees, consulting fees and other costs directly related to amendments to the Revolving Credit Facility and Hedge Facility, which were deferred on the consolidated balance sheet and amortized as an increase in interest expense over the remaining terms of the facilities.  Amortization expense associated with these deferred costs was approximately $0 and $2.2 million during the three months ended March 31, 2010 and 2009, respectively, and $1.6 million and $4.4 million for the nine months ended March 31, 2010 and 2009, respectively.

Note 14. Long-Term Debt

Long-term debt is summarized in the following table.

	Balance at
	March 31, 2010	June 30, 2009
	(in thousands)
Fixed Rate Notes due 2014 (net of unamortized original issue discount of $15,833)	$51,460	$—
Floating Rate Notes due 2011 (net of unamortized original issue discount of $43 and $1,724, respectively)	6,370	163,476
Total long-term debt	$57,830	$163,476

Fixed Rate Notes due 2014

In connection with the Restructuring consummated on September 22, 2009, the Company issued $67.8 million aggregate principal amount of the Fixed Rate Notes due 2014.  Interest on the Fixed Rate Notes due 2014 accrues at the rate of 13.25% per annum and is payable semi-annually in cash on February 1 and August 1 of each year.  The Fixed Rate Notes due 2014 will mature on August 1, 2014.  Interest expense associated with the Fixed Rate Notes due 2014 was approximately $2.2 million and $4.7 million for the three months and nine months ended March 31, 2010, respectively.

The Fixed Rate Notes due 2014 were issued at a discount of approximately $17.8 million, which was recorded as a reduction from the Fixed Rate Notes due 2014 balance on the Company’s consolidated balance sheets during the first quarter of fiscal year 2010, and which is being amortized as an increase to interest expense over the remaining life of the Fixed Rate Notes due 2014.  Total interest expense associated with amortization of this discount was approximately $1.1 million and $2.1 million for the three months and nine months ended March 31, 2010, respectively.

The Company incurred approximately $5.3 million of legal fees, consulting fees and other costs directly related to issuance of the Fixed Rate Notes due 2014, which were recorded as deferred debt issue costs on the consolidated balance sheets and are being amortized as an increase to interest expense over the remaining term of the Fixed

Rate Notes due 2014.  Total interest expense associated with amortization of these deferred debt issue costs was approximately $0.3 million and $0.6 million for the three months and nine months ended March 31, 2010, respectively.

On December 30, 2009, the Company entered into a purchase agreement (the “Stock and Notes Purchase Agreement”) pursuant to which a holder of the Company’s Class A Common Stock and Fixed Rate Notes due 2014 (the “Seller”) agreed to sell its holdings to the Company.  Pursuant to the Stock and Notes Purchase Agreement, on January 4, 2010, the Company acquired approximately $0.5 million aggregate principal amount of Fixed Rate Notes due 2014 from the Seller for approximately $0.3 million.  The resulting gain on extinguishment of debt of $0.2 million was recorded as a reduction of interest expense for the three months ended March 31, 2010.  A pro rata portion of deferred debt issue costs and original debt issue discount associated with the Fixed Rate Notes due 2014 acquired, which approximated an aggregate amount of $0.1 million, was also recorded as additional interest expense during the three months ended March 31, 2010.

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

The Fixed Rate Notes due 2014 are secured by a first priority security interest in an escrow account (the “Fixed Rate Notes Escrow Account”), which is maintained as security for future interest payments to holders of the Fixed Rate Notes due 2014, and by a second priority security interest in substantially all other existing and future assets of the Company.  The Fixed Rate Notes Escrow Account was funded with approximately $9.0 million in September 2009, which approximates the interest payable by the Company on the Fixed Rate Notes due 2014 for a twelve-month period.

At any time on or prior to August 1, 2011, the Company may, at its option, use the net cash proceeds of equity offerings, if any, to redeem either: (1) 100% of the aggregate principal amount of outstanding Fixed Rate Notes due 2014; or (2)  up to 35% of the aggregate principal amount of outstanding Fixed Rate Notes due 2014, in each case at a redemption price of 113.250% of the principal amount thereof, plus accrued and unpaid interest thereon, if any, to the date of redemption, provided that:

•                  if the Company redeems less than all of the Fixed Rate Notes due 2014, at least 65% of the principal amount of the Fixed Rate Notes due 2014 issued under the indenture governing them remains outstanding immediately after any such redemption; and

•                  the Company makes such redemption not more than 90 days after the consummation of any such equity offering.

After August 1, 2011, the Company may redeem the Fixed Rate Notes due 2014 at its option, in whole or in part, upon not less than 30 days’ or more than 60 days’ notice, at the redemption prices specified in the indenture that governs the Fixed Rate Notes due 2014.

Upon a change of control of the Company, the Company would be required to make an offer to purchase each holder’s Fixed Rate Notes due 2014 at a price of 101% of the then outstanding principal amount thereof, plus accrued and unpaid interest.

The indenture that governs the Fixed Rate Notes due 2014 contains restrictions on Holdings and its subsidiaries with regard to declaring or paying any dividend or distribution on Holdings capital stock.  As of March 31, 2010, the Company was in compliance with all provisions of the indenture governing the Fixed Rate Notes due 2014.

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

Holders of approximately $6.4 million aggregate principal amount of Floating Rate Notes due 2011 did not tender their notes pursuant to the Restructuring.  These Floating Rate Notes due 2011 will remain outstanding until their maturity date in August 2011 unless acquired or retired by the Company sooner.  The indenture governing the Floating Rate Notes due 2011 was amended to eliminate substantially all of the restrictive covenants and certain events of default from such indenture.

The interest rate on the Floating Rate Notes due 2011 was 7.88% and 9.13% at March 31, 2010 and June 30, 2009, respectively.  The weighted-average interest rate was 8.07% and 9.65% for the three months ended March 31, 2010 and 2009, respectively, and was 8.39% and 10.31% for the nine months ended March 31, 2010 and 2009, respectively.  Interest expense associated with the Floating Rate Notes due 2011 was $0.1 million and $4.0 million for the three months ended March 31, 2010 and 2009, respectively, and was $3.6 million and $13.0 million for the nine months ended March 31, 2010 and 2009, respectively.

Interest expense associated with amortization of original issue discount was less than $0.1 million and $0.2 million during the three months ended March 31, 2010 and 2009, respectively, and $1.7 million and $0.6 million during the nine months ended March 31, 2010 and 2009, respectively.  Interest expense associated with amortization of deferred debt issue costs was less than $0.1 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively, and $0.3 million and $0.7 million for the nine months ended March 31, 2010 and 2009, respectively.

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

As of June 30, 2009, the Company determined that the Preferred Stock was redeemable at the option of the Preferred Investors as a result of the redemption provisions included in the Preferred Stock Purchase Agreement.  Therefore, the Preferred Stock was recorded outside of stockholders’ equity on the consolidated balance sheets at its estimated $54.6 million redemption value.

On September 22, 2009, all outstanding shares of Preferred Stock were exchanged for 11,862,551 shares of newly authorized Class C Common Stock, which represented 21.84% of the aggregate total shares of the Company’s common stock outstanding as of the consummation date of the Restructuring.  The excess of the redemption value of the Preferred Stock over the aggregate fair value of common stock issued to the preferred shareholders was reclassified to stockholders’ equity on the consolidated balance sheets during the first quarter of fiscal year 2010.  In connection with the Restructuring, Holdings filed an amended and restated Certificate of Incorporation that does not authorize any Preferred Stock.

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

The amended and restated Certificate of Incorporation authorizes 200,000,000 shares of $0.01 par value common stock. The number of authorized shares and significant rights, as provided in the Stockholders Agreement, of each class of common stock include:

•                  50,000,000 shares of Class A Common Stock. Holders of the Class A Common Stock are not subject to any transfer restrictions and are entitled to designate five directors to the Board of Directors, at least two of whom shall be independent and qualify as “financial experts.”

•                  10,000,000 shares of Class B Common Stock. Shares of Class B Common Stock will convert to shares of Class C Common Stock if RBS Sempra sells any of its shares (subject to certain exceptions defined in the amended and restated Certificate of Incorporation) or if all of the Company’s obligations under the Commodity Supply Facility have been paid in full and all commitments pursuant to the Commodity Supply Facility have been terminated. RBS Sempra is entitled to designate one director to the Board of Directors.

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

In connection with the Restructuring, the Company paid approximately $0.3 million of legal fees, consulting fees and other costs directly related to the issuance of shares of common stock outlined above, which were recorded as a reduction of additional paid in capital during the three months ended September 30, 2009.

Class A Treasury Stock

Pursuant to the Stock and Notes Purchase Agreement, on December 30, 2009, the Company acquired 229,781 shares of its Class A Common Stock from the Seller for approximately $0.1 million. As of March 31, 2010, Company does not intend to retire the outstanding shares of Class A Treasury Stock.

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

In connection with the Restructuring, as agreed to by the shareholders, in January 2010, Holdings’ Board of Directors authorized the creation of the MXenergy Holdings Inc. 2010 Stock Incentive Plan (the “2010 SIP”), pursuant to which the Company may issue Class C Common Stock not to exceed 10% of Holdings’ outstanding common stock (on a fully diluted basis) after giving effect to the Restructuring. Also in January 2010, Holdings’ Board of Directors approved grants of RSUs to certain senior executive officers, Directors and a former Director, pursuant to which the Company may issue approximately 2.9 million shares of Class C Common Stock, subject to prescribed vesting requirements. During the three months ended March 31, 2010, the Company recorded approximately $1.1 million of compensation expense in connection with the RSUs and issued 22,959 shares of Class C Common Stock to directors when a portion of their RSUs vested without restrictions.

Note 17. Related Party Transactions

Amounts paid or accrued to related parties are summarized in the following table.

	Three Months ended March 31,		Nine Months ended March 31,
	2010	2009	2010	2009
	(in thousands)
Amount paid or accrued for:
Legal services	$290	$219	$2,239	$844
Financial advisory services	—	150	32	225
Management fees	30	66	97	199
Interest expense — Denham Credit Facility	—	266	246	544
Interest expense — Bridge Financing Loans	—	1,840	197	2,041

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

Effective September 23, 2009, the Company agreed to pay Daniel Bergstein annual fees of $50,000 for management consulting services provided to the Company. Fees associated with this arrangement are recorded as general and administrative expenses. In addition, the Company granted RSUs to Mr. Bergstein in January 2010, pursuant to which the Company will record $25,000 of compensation expense ratably from January 15, 2010 through October 1, 2010.

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

Note 18. Commitments and Contingencies

Capacity Commitments

As of June 30, 2009, the Company had entered into agreements to transport and store natural gas. Since the demand for natural gas in the winter is high, the Company agreed to pay for certain capacity on the transportation systems utilized for up to a twelve-month period. These take-or-pay agreements obligate the Company to pay for the capacity committed even if it does not use the capacity. For contracts outstanding as of June 30, 2009, the total committed capacity charges were approximately $6.6 million. These agreements generally were due to expire during various months during the fiscal year ending June 30, 2010, and would have been replaced with new contracts as necessary.

The terms of the ISDA Master Agreements require that the Company release natural gas transportation and delivery capacity to RBS Sempra and for RBS Sempra to perform certain transportation and storage nominations. During fiscal year 2010, the Company released transportation and storage capacity in several markets to RBS Sempra according to a mutually acceptable schedule and in a manner intended to ensure an effective transition of these functions. Under the terms of the ISDA Master Agreements, the Company is obligated to reimburse RBS Sempra for various direct costs associated with transportation and storage capacity that RBS Sempra is managing on the Company’s behalf.

Physical Commodity Purchase Commitments

The Commodity Supply Facility provides for the exclusive supply of physical natural gas and electricity, other than as needed for balancing purposes for the Company’s required balanced book of commodity and related hedging activity. Under the Commodity Supply Facility, the Company is obligated to purchase a minimum of 130,000,000 MMBtus of natural gas from RBS Sempra, for physical delivery in accordance with the following schedule: (1) 39,000,000 MMBtus during the first contract year; (2) 44,000,000 MMBtus during the second contract year; and (3) 47,000,000 MMBtus during the third contract year. In addition, the Company is obligated to purchase a minimum of 1,850,000 MWhrs of electricity from RBS Sempra, for physical delivery in accordance with the following schedule: (1) 500,000 MWhrs during the first contract year; (2) 650,000 MWhrs during the second contract year; and (3) 700,000 MWhrs during the third contract year. The Company will be obligated to pay a volumetric fee for any unused balance of the minimum volume purchase requirement for any contract year, or if the agreement is terminated prior to the end of the contract. The excess of actual commodity purchases from RBS Sempra over the minimum purchase requirement for any contract year, if any, will be deducted from the minimum purchase requirement for the subsequent contract year. As of March 31, 2010, commodity expected to be purchased by the Company for delivery to its customers during the first contract year of the Commodity Supply Facility is expected to exceed the minimum purchase obligations for both natural gas and electricity.

Additionally, in connection with RBS Sempra’s responsibility to manage the Company’s storage capacity under the Commodity Supply Facility, during the nine months ended March 31, 2010, the Company sold approximately 2.2 million MMBtus of natural gas inventory to RBS Sempra for its weighted-average cost of $12.0 million, which more than offset normal seasonal activity to increase storage inventory in anticipation of customer demand for the upcoming winter season. Under the terms of the Commodity Supply Facility, the Company is required to re-acquire such natural gas from RBS Sempra as necessary to meet customer demand during the upcoming winter months for the price at which the inventory was sold to RBS Sempra. The Company has executed physical forward natural gas purchase contracts with RBS Sempra to comply with this requirement. The value of such contracts is included in unrealized gains and losses from risk management activities on the consolidated balance sheets.

Legal Proceedings and Environmental Matters

From time to time, the Company is a party to claims and legal proceedings that arise in the ordinary course of business, including investigations of product pricing and billing practices and employment matters by various governmental or other regulatory agencies. The Company does not believe that any such proceedings to which we are currently a party will have a material adverse impact on its results of operations, financial position or cash flows.

The Company does not have physical custody or control of the natural gas provided to our customers, or any facilities used to produce or transport natural gas or electricity. In addition, title to the natural gas sold to customers is passed at the same point at which the Company accepts title from its natural gas suppliers. Therefore, the Company does not believe that it has significant exposure to legal claims or other liabilities associated with environmental concerns.

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

Financial information for the Company’s business segments is summarized in the following tables.

Three Months Ended March 31,	Natural Gas	Electricity	Total
	(in thousands)
2010:
Sales	$208,253	$25,383	$233,636
Cost of goods sold (excluding unrealized gains (losses) from risk management activities, net) (1)	(146,595)	(19,671)	(166,266)
Gross profit (excluding unrealized gains (losses) from risk management activities, net) (1)	$61,658	$5,712	67,370

Add (less) items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains (losses) from risk management activities, net			(26,001)
Operating expenses			(24,768)
Interest expense, net of interest income			(7,778)
Income before income tax benefit			$8,823

Assets and liabilities allocated to business segments at period end:
Accounts receivable, net	$86,660	$12,980	$99,640
Natural gas inventories	6,625	—	6,625
Goodwill	3,810	—	3,810
Customer acquisition costs, net	17,392	8,731	26,123
Total assets allocated to business segments	$114,487	$21,711	$136,198

2009:
Sales	$279,351	$25,757	$305,108
Cost of goods sold (excluding unrealized gains (losses) from risk management activities, net) (1)	(216,707)	(19,114)	(235,821)
Gross profit (excluding unrealized gains (losses) from risk management activities, net) (1)	$62,644	$6,643	69,287

Add (less) items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains (losses) from risk management activities, net			(11,462)
Operating expenses			(30,855)
Interest expense, net of interest income			(12,244)
Loss before income tax benefit			$14,726

Assets and liabilities allocated to business segments at period end:
Accounts receivable	$124,627	$11,477	$136,104
Natural gas inventories	15,647	—	15,647
Goodwill	3,810	—	3,810
Customer acquisition costs, net	24,803	6,739	31,542
Total assets allocated to business segments	$168,887	$18,216	$187,103

(1)  Includes realized losses from risk management activities, but excludes unrealized gains (losses) from risk management activities. Since the underlying customer contracts are not marked to market, the unrealized gains (losses) from risk management activities do not offer an accurate indication of the ultimate cash impact to the business, as the ultimate cash impact to the business is not determinable until delivery of natural gas under the customer contracts and the associated gain (loss) on risk management activity is realized.

Nine Months Ended March 31,	Natural Gas	Electricity	Total
	(in thousands)
2010:
Sales	$393,817	$68,560	$462,377
Cost of goods sold (excluding unrealized gains (losses) from risk management activities, net) (1)	(293,839)	(52,329)	(346,168)
Gross profit (excluding unrealized gains (losses) from risk management activities, net) (1)	$99,978	$16,231	116,209

Add (less) items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains (losses) from risk management activities, net			2,451
Operating expenses			(67,133)
Interest expense, net of interest income			(28,942)
Income before income tax benefit			$22,585

2009:
Sales	$589,780	$97,593	$687,373
Cost of goods sold (excluding unrealized gains (losses) from risk management activities, net) (1)	(498,200)	(80,382)	(578,582)
Gross profit (excluding unrealized gains (losses) from risk management activities, net) (1)	$91,580	$17,211	108,791

Add (less) items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains (losses) from risk management activities, net			(113,396)
Operating expenses			(83,290)
Interest expense, net of interest income			(34,604)
Loss before income tax benefit			$(122,499)

(1)          Includes realized losses from risk management activities, but excludes unrealized gains (losses) from risk management activities. Since the underlying customer contracts are not marked to market, the unrealized gains (losses) from risk management activities do not offer an accurate indication of the ultimate cash impact to the business, as the ultimate cash impact to the business is not determinable until delivery of natural gas under the customer contracts and the associated gain (loss) on risk management activity is realized.

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

MXENERGY HOLDINGS INC.

Consolidating Balance Sheet

March 31, 2010

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$—	$358	$2,495	$—	$2,853
Restricted cash	—	—	2,748	—	2,748
Intercompany accounts receivable	105,989	—	—	(105,989)	—
Accounts receivable, net	—	50	99,590	—	99,640
Accounts receivable, net — RBS Sempra	—	—	14,700	—	14,700
Natural gas inventories	—	—	6,625	—	6,625
Income taxes receivable	—	—	7,185	—	7,185
Deferred income taxes	—	—	4,674	—	4,674
Fixed Rate Notes Escrow Account	8,977	—	—	—	8,977
Other current assets	13	144	17,177	—	17,334
Total current assets	114,979	552	155,194	(105,989)	164,736
Goodwill	—	—	3,810	—	3,810
Customer acquisition costs, net	—	6	26,117	—	26,123
Fixed assets, net	—	1	2,390	—	2,391
Deferred income taxes	—	—	10,097	—	10,097
Deferred debt issue costs	—	—	13,754	—	13,754
Intercompany notes receivable	73,706	—	—	(73,706)	—
Investment in subsidiaries	(43,526)	—	—	43,526	—
Other assets	—	52	489	—	541
Total assets	$145,159	$611	$211,851	$(136,169)	$221,452

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$28	$338	$31,152	$—	$31,518
Intercompany accounts payable	—	1,719	104,270	(105,989)	—
Current portion of unrealized losses from risk management activities, net	—	—	39,006	—	39,006
Deferred revenue	—	—	1,605	—	1,605
Total current liabilities	28	2,057	176,033	(105,989)	72,129
Unrealized losses from risk management activities, net	—	—	4,192	—	4,192
Long-term debt	57,830	—	—	—	57,830
Intercompany notes payable	—	—	73,706	(73,706)	—
Total liabilities	57,858	2,057	253,931	(179,695)	134,151

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity (deficit):
Class A Common Stock	339	—	—	—	339
Class B Common Stock	40	—	—	—	40
Class C Common Stock	164	—	—	—	164
Common stock	—	1	—	(1)	—
Additional paid-in-capital	138,348	—	—	—	138,348
Class A Treasury stock	(99)	—	—	—	(99)
Accumulated other comprehensive loss	(196)	(196)	—	196	(196)
Accumulative deficit	(51,295)	(1,251)	(42,080)	43,331	(51,295)
Total stockholders’ equity	87,301	(1,446)	(42,080)	43,526	87,301
Total liabilities and stockholders’ equity	$145,159	$611	$211,851	$(136,169)	$221,452

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

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

For The Three Months Ended March 31, 2010 and 2009

(in thousands)

	Three Months Ended March 31, 2010
	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$141	$233,495	$—	$233,636
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	104	164,893	—	164,997
Realized losses from risk management activities	—	—	1,269	—	1,269
Unrealized losses from risk management activities	—	—	26,001	—	26,001
	—	104	192,163	—	192,267
Gross profit	—	37	41,332	—	41,369

Operating expenses:
General and administrative expenses	1,175	(16)	13,295	—	14,454
Advertising and marketing expenses	—	—	1,707	—	1,707
Reserves and discounts	—	—	2,628	—	2,628
Depreciation and amortization	—	9	5,970	—	5,979
Equity in operations of consolidated subsidiaries	(6,435)	—	—	6,435	—
Total operating expenses	(5,260)	(7)	23,600	6,435	24,768

Operating profit	5,260	44	17,732	(6,435)	16,601
Interest expense, net	—	—	7,778	—	7,778
Income before income tax expense	5,260	44	9,954	(6,435)	8,823
Income tax expense	—	—	(3,563)	—	(3,563)
Net income	$5,260	$44	$6,391	$(6,435)	$5,260

	Three Months Ended March 31, 2009
	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$168	$304,940	$—	$305,108
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	92	214,797	—	214,889
Realized losses from risk management activities	—	—	20,932	—	20,932
Unrealized losses from risk management activities	—	—	11,462	—	11,462
	—	92	247,191	—	247,283
Gross (loss) profit	—	76	57,749	—	57,825

Operating expenses:
General and administrative expenses	180	130	15,404	—	15,714
Advertising and marketing expenses	—	—	417	—	417
Reserves and discounts	—	—	4,415	—	4,415
Depreciation and amortization	—	7	10,302	—	10,309
Equity in operations of consolidated subsidiaries	(9,563)	—	—	9,563	—
Total operating expenses	(9,383)	137	30,538	9,563	30,855

Operating loss	9,383	(61)	27,211	(9,563)	26,970
Interest expense, net	—	—	12,244	—	12,244
Loss before income tax benefit	9,383	(61)	14,967	(9,563)	14,726
Income tax benefit	—	—	(5,343)	—	(5,343)
Net loss	$9,383	$(61)	$9,624	$(9,563)	$9,383

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

For The Nine Months Ended March 31, 2010 and 2009

(in thousands)

	Nine Months Ended March 31, 2010
	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$417	$461,960	$—	$462,377
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	236	311,428	—	311,664
Realized losses from risk management activities	—	—	34,504	—	34,504
Unrealized losses from risk management activities	—	—	(2,451)	—	(2,451)
	—	236	343,481	—	343,717
Gross profit	—	181	118,479	—	118,660
Operating expenses:
General and administrative expenses	1,231	(165)	40,300	—	41,366
Advertising and marketing expenses	—	—	2,449	—	2,449
Reserves and discounts	—	—	6,443	—	6,443
Depreciation and amortization	—	25	16,850	—	16,875
Equity in operations of consolidated subsidiaries	(14,480)	—	—	14,480	—
Total operating expenses	(13,249)	(140)	66,042	14,480	67,133

Operating profit	13,249	321	52,437	(14,480)	51,527
Interest expense, net	—		28,942	—	28,942
Income before income tax expense	13,249	321	23,495	(14,480)	22,585
Income tax expense	—	—	(9,336)	—	(9,336)
Net income	$13,249	$321	$14,159	$(14,480)	$13,249

	Nine Months Ended March 31, 2009
	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$203	$687,170	$—	$687,373
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	295	536,133	—	536,428
Realized losses from risk management activities	—	—	42,154	—	42,154
Unrealized losses from risk management activities	—	—	113,396	—	113,396
	—	295	691,683	—	691,978
Gross loss	—	(92)	(4,513)	—	(4,605)
Operating expenses:
General and administrative expenses	278	634	42,749	—	43,661
Advertising and marketing expenses	—	—	1,694	—	1,694
Reserves and discounts	—	—	9,279	—	9,279
Depreciation and amortization	—	23	28,633	—	28,656
Equity in operations of consolidated subsidiaries	75,038	—	—	(75,038)	—
Total operating expenses	75,316	657	82,355	(75,038)	83,290

Operating loss	(75,316)	(749)	(86,868)	75,038	(87,895)
Interest expense, net	—	—	34,604	—	34,604
Loss before income tax benefit	(75,316)	(749)	(121,472)	75,038	(122,499)
Income tax benefit	—	—	47,183	—	47,183
Net loss	$(75,316)	$(749)	$(74,289)	$75,038	$(75,316)

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2010

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$13,249	$321	$14,159	$(14,480)	$13,249
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gains from risk management activities	—	—	(2,451)	—	(2,451)
Stock compensation expense	1,009	—	—	—	1,009
Provision for doubtful accounts	—	—	4,661	—	4,661
Depreciation and amortization	—	—	16,875	—	16,875
Deferred tax expense (benefit)	—	—	9,338	—	9,338
Non-cash interest expense, primarily unrealized (gains) losses on interest rate swaps and amortization of debt issuance costs	—	—	7,975	—	7,975
Amortization of customer contracts acquired	—	25	(75)	—	(50)
Equity in operations of consolidated subsidiaries	(14,480)	—	—	14,480	—
Changes in assets and liabilities:
Restricted cash	—	—	72,620	—	72,620
Accounts receivable	—	6	(56,709)	—	(56,703)
Due from Sempra	—	—	(14,700)	—	(14,700)
Natural gas inventories	—	—	22,790	—	22,790
Income taxes receivable	—	—	(724)	—	(724)
Fixed Rate Notes Escrow Account	(8,977)	—	—	—	(8,977)
Other assets	—	(252)	(5,917)	—	(6,169)
Accounts payable and accrued liabilities	(16)	52	(11,615)	—	(11,579)
Deferred revenue	—	—	(2,666)	—	(2,666)
Net cash provided by operating activities	(9,215)	152	53,561	—	44,498

Investing activities:
Customer acquisition costs	—	(56)	(13,110)	—	(13,166)
Purchases of fixed assets	—	—	(545)	—	(545)
Net cash used in investing activities	—	(56)	(13,655)	—	(13,711)

Financing activities:
Repayment of Floating Rate Notes due 2011	(26,700)	—	—	—	(26,700)
Repayment of Floating Rate Notes due 2014	(423)	—	—	—	(423)
Repayment of Denham Credit Facility	—	—	(12,000)	—	(12,000)
Repayment of Bridge Financing under the Revolving Credit Facility	—	—	(5,400)	—	(5,400)
Net intercompany transfers	36,766	—	(36,766)	—	—
Debt issuance costs	—	—	(6,249)	—	(6,249)
Acquisition of Class A treasury stock	(99)	—	—	—	(99)
Stock issuance costs	(329)	—	—	—	(329)
Net cash used in financing activities	9,215	—	(60,415)	—	(51,200)

Net increase (decrease) in cash and cash equivalents	—	96	(20,509)	—	(20,413)
Cash and cash equivalents at beginning of period	—	262	23,004	—	23,266
Cash and cash equivalents at end of period	$—	$358	$2,495	$—	$2,853

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2009

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net loss	$(75,316)	$(749)	$(74,289)	$75,038	$(75,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized losses from risk management activities, net	—	—	98,269	—	98,269
Stock compensation expense	185	—	—	—	185
Provision for doubtful accounts	—	—	6,958	—	6,958
Depreciation and amortization	—	23	28,633	—	28,656
Deferred tax expense (benefit)	—	—	(50,830)	—	(50,830)
Non-cash interest expense, primarily unrealized (gains) losses on interest rate swaps and amortization of debt issuance costs	—	—	11,878	—	11,878
Amortization of customer contracts acquired	—	—	(620)	—	(620)
Equity in operations of consolidated subsidiaries	75,038	—	—	(75,038)	—
Changes in assets and liabilities:
Restricted cash	—	—	197	—	197
Accounts receivable	—	(40)	(55,349)	—	(55,389)
Natural gas inventories	—	—	50,277	—	50,277
Income taxes receivable	—	—	8,061	—	8,061
Other assets	—	551	(7,744)	—	(7,193)
Accounts payable and accrued liabilities	105	(695)	(29,738)	—	(30,328)
Deferred revenue	—	—	(2,433)	—	(2,433)
Net cash used in operating activities	12	(910)	(16,730)	—	(17,628)

Investing activities:
Purchase of assets of Catalyst Natural Gas LLC	—	—	(1,609)	—	(1,609)
Customer acquisition costs	—	90	(11,989)	—	(11,899)
Purchases of fixed assets	—	—	(744)	—	(744)
Net cash provided by (used in) investing activities	—	90	(14,342)	—	(14,252)

Financing activities:
Proceeds from Denham Credit Facility	—	—	12,000	—	12,000
Proceeds from Bridge Financing Loans under the Revolving Credit Facility	—	—	10,400	—	10,400
Proceeds from cash advances under the Revolving Credit Facility	—	—	30,000	—	30,000
Repayment of cash advances under the Revolving Credit Facility	—	—	(30,000)	—	(30,000)
Debt issuance costs	—	—	(7,218)	—	(7,218)
Purchase and cancellation of treasury shares	(12)	—	—	—	(12)
Net cash provided by financing activities	(12)	—	15,182	—	15,170

Net decrease in cash and cash equivalents	—	(820)	(15,890)	—	(16,710)
Cash and cash equivalents at beginning of period	—	970	70,988	—	71,958
Cash and cash equivalents at end of period	$—	$150	$55,098	$—	$55,248

Note 21.  Subsequent Events

The Company has evaluated subsequent events for the period from April 1, 2010 through the date on which these condensed consolidated financial statements were issued.  Based upon this evaluation, other than described below, there were no material events or transactions during this period that required recognition or disclosure in these condensed consolidated financial statements.

In April 2010, the Company began delivering natural gas to an LDC in Ohio as part of a new Standard Service Offer program (the “SSO Program”).  Under the SSO Program, the Company will receive a NYMEX-referenced wholesale price plus a retail price adjustment for natural gas delivered by the LDC to its customers.  As of April 1, 2010, based upon estimates received directly from the LDC, the Company expects to deliver to the LDC approximately 11.0 million MMBtus of natural gas annually as a provider under the SSO Program.

Effective May 14, 2010, Carole R. (“Robi”) Artman-Hodge, the Company’s Executive Vice President, was no longer employed by the Company.  The Company will pay Ms. Artman-Hodge approximately $1.3 million during the three months ended June 30, 2010, which includes a severance payment described in her employment agreement with the Company, dated as of April 1, 1999, and a pro rated bonus for fiscal year 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Definitions

References in this Quarterly Report to “Holdings” refer to MXenergy Holdings Inc., a Delaware corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to Holdings together with its consolidated subsidiaries.

References to “MMBtu” refer to a million British thermal units, a standard unit of heating equivalent measure for natural gas. A unit of heat equal to 1,000,000 Btus, or 1 MMBtu, is the thermal equivalent of approximately 1,000 cubic feet of natural gas. One billion cubic feet, or BCF, of gas is approximately 1,000,000 MMBtus.

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

EXECUTIVE OVERVIEW

Our income before income tax expense was $8.8 million for the three months ended March 31, 2010, which represented a $5.9 million decrease from our income before income tax expense of $14.7 million for the three months ended March 31, 2009.  Lower gross profit was partially offset by lower operating expenses and lower interest expense.

Income before income tax expense was $22.6 million for the nine months ended March 31, 2010, which was $145.1 million higher than the loss before income tax benefit of $122.5 million for the same period in the prior fiscal year.  Higher net income before income tax expense during fiscal year 2010 was primarily due to the positive comparative impact of changes in the market price of natural gas during the respective reporting periods.  Significant decreases in market prices for natural gas during an unusually short period resulted in decreases in the market values of derivative instruments utilized as economic hedges to reduce our exposure to changes in natural gas prices resulted in significant unrealized losses from risk management activities included in cost of goods sold during the first nine months of fiscal year 2009.

Lower operating expenses and lower interest expense also contributed to improved operating results for the first nine months of fiscal year 2010.

We utilize a measure referred to as Adjusted EBITDA to evaluate our operating performance and liquidity position (see “Adjusted EBITDA” below).  Adjusted EBITDA excludes interest, taxes, depreciation, amortization, stock compensation expense and unrealized (gains) losses from risk management activities.  Adjusted EBITDA improved slightly to $49.7 million for the three months ended March 31, 2010, as compared with $48.9 million for the same period in the prior fiscal year.  Adjusted EBITDA improved to $67.0 million for the nine months ended March 31, 2010, as compared with $54.3 million for the same period in the prior fiscal year.  Significant activity affecting Adjusted EBITDA for the three months and nine months ended March 31, 2010 is summarized in the following table.  The increases (decreases) reflected in the table are addressed below under “RESULTS OF OPERATIONS.”

	Three Months Ended March 31, 2010	Nine Months Ended March 31, 2010
	(in thousands)

Adjusted EBITDA for period ended March 31, 2009	$48,883	$54,342
Increases (decreases) in Adjusted EBITDA due to:
Higher (Lower) gross profit (excluding unrealized (gains) losses from risk management activities):
Natural gas	(986)	8,398
Electricity	(931)	(980)
Lower operating expenses (excluding depreciation, amortization and stock compensation expense)	2,741	5,200
Adjusted EBITDA for period ended March 31, 2010	$49,707	$66,960

On September 22, 2009, we consummated a debt and equity restructuring (the “Restructuring”), which included various transactions (refer to “Debt and Equity Restructuring” section below).  Management believes that the Restructuring has improved our financial and liquidity position, while eliminating operating constraints previously imposed on us under the Revolving Credit Facility and Hedge Facility.  We now have a single partner for providing commodity supply, economic hedging instruments and necessary credit support for our natural gas and electricity businesses.  We have developed a growth and marketing plan for the remainder of fiscal year 2010 that includes strategic initiatives within our current markets using our traditional marketing channels and new approaches to build brand awareness.  In addition, we are identifying potential new markets to enter and will evaluate acquisition opportunities for customer portfolios that are consistent with our overall growth strategy, our operating and information systems environments, our risk management policy, and our supply, hedging and financing capabilities.

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

Management uses Adjusted EBITDA for a variety of purposes, including assessing our performance and liquidity, allocating our resources for operational initiatives (e.g., establishing margins on sales initiatives), allocating our resources for business growth strategies (e.g., considering acquisition opportunities), determining new marketing initiatives, determining new market entry and rationalizing our internal resources.  In addition, Adjusted EBITDA is a key variable for estimating our equity value, including various equity instruments (such as common stock, restricted stock units, stock options and warrants), and assessing compensation incentives for our employees.  Management also provides financial performance measures to our senior executive team and significant shareholders with an emphasis on Adjusted EBITDA, on a consolidated basis, as the appropriate basis with which to measure the performance and liquidity of our business.  Furthermore, certain financial ratios and covenants in the agreements governing our Commodity Supply Facility are based on EBITDA and the items defined above that are excluded to calculate Adjusted EBITDA, as well as other items.  Accordingly, management and our significant shareholders utilize Adjusted EBITDA as a primary measure when assessing our operating performance and the liquidity of our business.

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

Selected consolidated financial data and reconciliations of net income (loss) calculated in accordance with U.S. GAAP  to EBITDA and Adjusted EBITDA for the three months and nine months ended March 31, 2010 are summarized in the following table.  The financial data included in the following table was derived from our consolidated financial statements, which are included elsewhere in this Quarterly Report.  The financial information in the table should be read in conjunction with, and is qualified by reference to, our consolidated financial statements and notes thereto and commentary included in this section.

		Three Months Ended March 31,		Nine Months ended March 31,
		2010	2009	2010	2009
		(in thousands)

	Sales of natural gas and electricity	$233,636	$305,108	$462,377	$687,373
	Cost of goods sold	192,267	247,283	343,717	691,978
	Gross profit (loss)	41,369	57,825	118,660	(4,605)
	Operating expenses	24,768	30,855	67,133	83,290
	Operating income (loss)	16,601	26,970	51,527	(87,895)
	Interest expense, net of interest income	7,778	12,244	28,942	34,604
	Income (loss) before income tax (expense) benefit	8,823	14,726	22,585	(122,499)
	Income tax (expense) benefit	(3,563)	(5,343)	(9,336)	47,183
	Net income (loss)	5,260	9,383	13,249	(75,316)

	Items to reconcile net income (loss) to EBITDA :
Add (less):	Interest expense, net of interest income	7,778	12,244	28,942	34,604
	Depreciation and amortization	5,979	10,309	16,875	28,656
	Income tax benefit (expense)	3,563	5,343	9,336	(47,183)
	EBITDA	22,580	37,279	68,402	(59,239)

	Items to reconcile EBITDA to Adjusted EBITDA:
Add (less):	Stock compensation expense	1,126	142	1,009	185
	Unrealized (gains) losses from risk management activities, net	26,001	11,462	(2,451)	113,396
	Adjusted EBITDA	$49,707	$48,883	$66,960	$54,342

Selected Operating Data

Selected data for our natural gas and electricity business segments is provided in the following table.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Natural Gas:
RCEs at period end	438,000	520,000	438,000	520,000
Average RCEs during the period	439,000	542,000	456,000	572,000
MMBtus sold during the period	21,068,000	24,226,000	39,220,000	47,744,000
Sales per MMBtu sold during the period	$9.88	$11.53	$10.04	$12.35
Gross profit per MMBtu sold during the period	$2.93	$2.59	$2.55	$1.92
Heating degree days	2,456	2,343	4,101	4,030

Electricity:
RCEs at period end	130,000	74,000	130,000	74,000
Average RCEs during the period	106,000	82,000	87,000	92,000
MWhrs sold during the period	227,000	196,000	608,000	670,000
Sales per MWhr sold during the period	$111.82	$131.42	$112.76	$145.66
Gross profit per MWhr sold during the period	$25.16	$33.90	$26.70	$25.69
Cooling degree days	9	61	868	915

Customer renewal and in-contract attrition percentages are summarized in the following table.

	Activity For the Twelve Months Ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009

Customer renewal percentage (1)	93%	92%	90%	84%	86%
In-contract attrition percentage (2)	25%	29%	33%	34%	32%

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

Natural gas average RCEs declined 19% and 20% during the three months and nine months ended March 31, 2010, as compared with the same periods in the prior fiscal year.  We experienced customer attrition over the twelve months ended March 31, 2010 that more than offset additions to our customer portfolio over the same period.

Electricity average RCEs increased 29% during the three months ended March 31, 2010 and declined 5% during the nine months ended March 31, 2010, as compared with the same periods in the prior fiscal year.  Electricity RCEs include customers added as a result of our expansion into a new electricity market in Pennsylvania, effective in February 2010.  Actual electricity RCEs at March 31, 2010 included approximately 32,000 RCEs in this new market.  Excluding the customers within this new market, Electricity average RCEs within our existing markets increased 12% during the three months ended March 31, 2010 and declined 11% during the nine months ended March 31, 2010, as compared with the same periods in the prior fiscal year.  During fiscal year 2010, we have focused on growth in our electricity customer portfolio in order to improve the seasonal cash flow associated with the electricity business segment and reduce risks associated with commodity and geographic concentrations.

During fiscal year 2009 and the first three months of fiscal year 2010, our marketing activities and hedging capabilities were constrained under our amended Revolving Credit Facility and Hedge Facility, which severely limited our ability to offer desirable product options to existing or new customers.  For instance, our ability to offer long-term fixed rate products to new and renewal customers was severely limited.  This contributed to attrition generally, and particularly for various commercial customers, each of which represented a large number of RCEs per customer.  Organic customer growth was also well below our historical levels due to these constraints.

Difficult economic conditions resulted in credit-related attrition that was higher than historical levels during fiscal year 2009 and the first three months of fiscal year 2010.  This was particularly the case in certain of our larger markets, where LDCs do not guarantee our customer accounts receivable, such as our Georgia natural gas and Texas electricity markets, and in certain LDC-guaranteed markets, such as our Ohio, Michigan and Indiana natural gas markets.  During this period, we also initiated aggressive actions to disconnect service to delinquent customers in certain of our markets and to enhance credit standards for all existing and prospective customers.  Credit-related attrition was particularly high in our Georgia natural gas market, partially due to expected credit quality issues within the portfolio of customers that we acquired from Catalyst Natural Gas LLC (“Catalyst”) in October 2008.  Our enhanced credit standards also resulted in an increase in the number of potential new customers that were disqualified due to credit quality concerns.  During the quarters ended December 31, 2009 and March 31, 2010, we experienced lower credit-related attrition due to a more stable credit environment in most of our markets.

During the final six months of the fiscal year ended June 30, 2008, natural gas commodity prices were increasing, and contract rates that we offered to our customers were highly competitive in many of our markets.  We experienced significant sales of new customer contracts, particularly for fixed rate and introductory variable rate products, during that period and into the first quarter of fiscal year 2009.  During the first nine months of fiscal year 2009 however, commodity prices decreased significantly, and many of our customers migrated to market rates that were lower than their original fixed rates or their post-

introductory period variable rates with us.  In addition, for many of our markets during fiscal year 2009 and the first quarter of fiscal year 2010, we could not offer new competitive rates to customers who indicated their intention to terminate their contract.  The result was in-contract customer attrition during the twelve months ended September 30, 2009 that was incrementally higher than in-contract attrition experienced for the twelve months ended December 31, 2009 and March 31, 2010.

During fiscal year 2010, we have experienced a more stable price environment and lower customer defaults as compared with the prior fiscal year.  In addition, under the provisions of the Commodity Supply Facility, the constraints on our marketing and hedging activities have been removed, and we are able to offer a wider variety of natural gas and electricity products to current and potential customers using our traditional marketing channels.  As a result, during the second and third quarters of fiscal year 2010, we experienced lower in-contract attrition in most of our natural gas and electricity markets and customer growth in certain of our electricity markets.

Seasonality of Operations

Natural gas and electricity sales accounted for approximately 85% and 15%, respectively, of our total sales for the nine months ended March 31, 2010.  The majority of natural gas customer consumption occurs during the months of November through March.  By contrast, electricity customer consumption peaks during the months of June through September.  Because the natural gas business segment comprises such a large component of the Company’s overall business operations, operating results for the second and third fiscal quarters represent the vast majority of operating results for the Company’s full fiscal year.

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

Debt and Equity Restructuring

A sharp drop in natural gas market prices during the six months ended December 31, 2008 resulted in a significant reduction in the available borrowing base under our revolving credit facility (the “Revolving Credit Facility”).  The reduced borrowing base strained our ability to post letters of credit as collateral with suppliers and hedge providers, caused defaults of certain financial covenants included in the agreement that governed the Revolving Credit Facility, prompted downgrades in our ratings from credit rating agencies and ultimately resulted in us obtaining material waivers of, and amendments to, the agreement that governed the Revolving Credit Facility and our principal commodity hedge facility (the “Hedge Facility”). Such amendments had material direct impacts on our liquidity position and operations during fiscal year 2009 and the first three months of fiscal year 2010, including requiring that the Company seek a new facility to replace the Revolving Credit Facility and the Hedge Facility.

On September 22, 2009, we consummated an equity and debt restructuring (the “Restructuring”), which included various transactions.  The Restructuring included a debt exchange transaction that was accounted for as a troubled-debt restructuring in accordance with U.S. GAAP, and therefore did not result in any gain or loss recorded in the consolidated statements of operations.  The transactions consummated in connection with the Restructuring had material impacts on various asset, liability and stockholders’ equity accounts, which are summarized in Note 3 of the condensed consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.  Material sources and uses of cash and cash equivalents that resulted from the Restructuring are disclosed below under “RESULTS OF OPERATIONS — Liquidity and Capital Resources.”

In connection with the Restructuring, we recorded approximately $2.2 million of non-recurring general and administrative expenses during the three months ended September 30, 2009, which are described in greater detail below under “RESULTS OF OPERATIONS — Operating Expenses.”

In connection with the Restructuring, the shareholders agreed to the creation of a new equity-based incentive plan, pursuant to which we may issue Class C Common Stock not to exceed 10% of Holdings’ outstanding common stock (on a fully diluted basis) after giving effect to the Restructuring.  In January 2010, Holdings’ Board of Directors authorized a new plan and approved grants of restricted stock units to certain senior executive officers, the directors and a former director of the Company (refer to Note 16 of the consolidated financial statements included in Part I, Item I of this Form 10-Q).

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

Subsequent Events

In April 2010, we began delivering natural gas to an LDC in Ohio as part of a new Standard Service Offer program (the “SSO Program”).  Under the SSO Program, we will receive a NYMEX-referenced wholesale price plus a retail price adjustment for natural gas delivered by the LDC to its customers.  As of April 1, 2010, based upon estimates received directly from the LDC, we expect to deliver to the LDC approximately 11.0 million MMBtus of natural gas annually as a provider under the SSO Program.

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

For purposes of analysis, gross profit before unrealized gains (losses) from risk management activities includes fee income and realized gains (losses) from risk management activities, but excludes unrealized gains (losses) from risk management activities, net.  Since the underlying customer contracts are not marked-to-market, the unrealized gains (losses) from risk management activities do not offer an accurate indication of the ultimate cash impact to the business, as the ultimate cash impact to the business is not determinable until delivery of natural gas under the customer contracts and the associated gain (loss) on risk management activity is realized.

Reconciliations of gross profit by business segment to net income (loss) before income tax (expense) benefit are disclosed in Note 19 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Gross Profit (Before Unrealized Gains (Losses) from Risk Management Activities, Net) by Business Segment

Gross profit (before unrealized gains (losses) from risk management activities, net) by business segment is summarized in the following table.

			2010 versus 2009 Increase (Decrease)
Business Segment	2010	2009	Amount	%
	($ in thousands)

Three months ended March 31:
Natural gas	$61,658	$62,644	$(986)	(2)
Electricity	5,712	6,643	(931)	(14)
Total gross profit (before unrealized losses from risk management activities, net)	$67,370	$69,287	$(1,917)	(3)

Nine months ended March 31:
Natural gas	$99,978	$91,580	$8,398	9
Electricity	16,231	17,211	(980)	(6)
Total gross profit (before unrealized losses from risk management activities, net)	$116,209	$108,791	$7,418	7

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

Significant activity affecting natural gas gross profit (before unrealized (gains) losses from risk management activities, net) for the three months and nine months ended March 31, 2010 and 2009 is summarized in the following tables.

	Three Months Ended March 31,
	2010		2009
	Amount	Amount per MMBtu Sold	Amount	Amount per MMBtu Sold
	(in thousands)

Gross profit (before unrealized gains (losses) from risk management activities)	$61,658	$2.93	$62,644	$2.59
Add (less) the relative cost (benefit) during the period associated with commodity price volatility and economic hedging activity:
Weighted-average cost of gas methodology	485	0.02	(15,807)	(0.65)
Realized (gains) losses from risk management activities associated with natural gas inventory at end of period	(10,132)	(0.48)	(391)	(0.02)
	52,011	2.47	46,446	1.92
Fee income	(4,383)	(0.21)	(5,516)	(0.23)
Amount attributable to natural gas delivered to customers	$47,628	$2.26	$40,930	$1.69

	Nine Months Ended March 31,
	2010		2009
	Amount	Amount per MMBtu Sold	Amount	Amount per MMBtu Sold
	(in thousands)

Gross profit (before unrealized gains (losses) from risk management activities)	$99,978	$2.55	$91,580	$1.92
Add (less) the relative cost (benefit) during the period associated with commodity price volatility and economic hedging activity:
Increase (decrease) in cost of sales from weighted-average cost of gas inventory valuation methodology	(797)	(0.02)	(3)	—
Realized (gains) losses from risk management activities associated with natural gas inventory at end of period	(10,207)	(0.26)	2,996	0.06
	88,974	2.27	94,573	1.98
Fee income	(12,790)	(0.33)	(15,060)	(0.32)
Amount attributable to natural gas delivered to customers	$76,184	$1.94	$79,513	$1.66

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

Significantly lower market prices for natural gas during the six months ended December 31, 2008 reduced the carrying value of opening natural gas inventories that are economically hedged by customer contracts and/or derivative instruments and lowered our gross profit by approximately $15.8 million during the six months ended December 31, 2008.  This impact was reversed during the three months ended March 31, 2009 as natural gas was consumed by our customers.

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

Gross Profit Attributable to Natural Gas Delivered to Customers

Lower gross profit attributable to natural gas delivered to customers was due in part to lower volumes of natural gas sold to customers.  MMBtus sold decreased 13% and 18% during the three months and nine months ended March 31, 2010, respectively, as compared with the same periods in the prior fiscal year.

Gross profit per MMBtu attributable to natural gas delivered to customers increased 34% and 17% during the three months and nine months ended March 31, 2010, respectively, due to colder than normal weather and a favorable pricing environment in many of our natural gas markets.  During fiscal year 2010, as weather-related demand increased, natural gas commodity prices remained uncharacteristically low.  This allowed us to realize higher than normal gross profit, particularly on the incremental volumes of natural gas delivered to customers during the winter.

Electricity Gross Profit

Lower electricity gross profit for the three months ended March 31, 2010 was primarily driven by a 26% reduction in gross profit per MWhr sold during the period, which was partially offset by a 16% increase in the volume of MWhrs sold during the period, as compared with the same period in the prior fiscal year.  Lower gross profit per MWhr primarily resulted from competitive pricing environments in many of our electricity markets, including our new market in Pennsylvania.  The higher volume of MWhrs sold was primarily driven by a 29% increase in average electricity RCEs served during the three months ended March 31, 2010.

For the first nine months of fiscal year 2010, lower electricity gross profit was primarily driven by a 9% decrease in the volume of MWhrs sold, which was partially offset by a 4% increase in gross profit per MWhr sold.  Average electricity RCEs were 5% lower during the nine months ended March 31, 2010.

Gains and Losses from Risk Management Activities, Net

Realized and unrealized (gains) losses from risk management activities, net included in cost of goods sold are summarized in the following table.

			2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)

Three months ended March 31:
Realized losses from risk management activities	$1,269	$20,932	$(19,663)	(94)
Unrealized (gains) losses from risk management activities	26,001	11,462	14,539	127
Total realized and unrealized (gains) losses from risk management activities, net	$27,270	$32,394	$(5,124)	(16)

Nine months ended March 31:
Realized losses from risk management activities	$34,504	$42,154	$(7,650)	(18)
Unrealized (gains) losses from risk management activities	(2,451)	113,396	(115,847)	(102)
Total realized and unrealized (gains) losses from risk management activities, net	$32,053	$155,550	$(123,497)	(79)

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

During the nine months ended March 31, 2009, a significant decrease in natural gas prices resulted in significant decreases in the market values of derivative instruments utilized by us as economic hedges intended to reduce our exposure to changes in natural gas prices.   Such changes in market values of derivative instruments resulted in significant realized and unrealized losses from risk management activities during the three months and nine months ended March 31, 2009.  During the nine months ended March 31, 2010, we experienced less volatility in natural gas prices that resulted in lower realized losses and relatively minor unrealized gains from risk management activities.

Operating Expenses

Operating expenses are summarized in the following table.

			2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)

Three months ended March 31:
General and administrative expenses	$14,454	$15,714	$(1,260)	(8)
Advertising and marketing expenses	1,707	417	1,290	309
Reserves and discounts	2,628	4,415	(1,787)	(40)
Depreciation and amortization	5,979	10,309	(4,330)	(42)
Total operating expenses	$24,768	$30,855	$(6,087)	(20)

Nine months ended March 31:
General and administrative expenses	$41,366	$43,661	$(2,295)	(5)
Advertising and marketing expenses	2,449	1,694	755	45
Reserves and discounts	6,443	9,279	(2,836)	(31)
Depreciation and amortization	16,875	28,656	(11,781)	(41)
Total operating expenses	$67,133	$83,290	$(16,157)	(19)

General and Administrative Expenses

General and administrative expenses are summarized in the following table.

			2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)
Three months ended March 31:
Salaries and employee benefits	$8,863	$8,626	$237	3
Professional fees	1,350	2,303	(953)	(41)
Other general and administrative expenses	4,241	4,785	(544)	(11)
Total general and administrative expenses	$14,454	$15,714	$(1,260)	(8)

Nine months ended March 31:
Salaries and employee benefits	$25,085	$24,802	$283	1
Professional fees	4,581	5,101	(520)	(10)
Other general and administrative expenses	11,700	13,758	(2,058)	(15)
Total general and administrative expenses	$41,366	$43,661	$(2,295)	(5)

In connection with the Restructuring, we recorded approximately $2.2 million of non-recurring general and administrative expenses during the three months ended September 30, 2009, including:

•                  $0.8 million of bonuses, included in salaries and employee benefits, which were paid to management in connection with the consummation of the Restructuring;

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

Excluding incremental costs related to the Restructuring, lower salaries and employee benefits for the three months and nine months ended March 31, 2010 was primarily a result of a reduced number of employees during both periods, as compared with the same periods in the prior fiscal year.

Excluding incremental costs related to the Restructuring, lower professional fees for the three months and nine months ended March 31, 2010 was primarily due to termination of management consulting agreements in connection with the Restructuring, lower consulting fees associated with compliance with the requirements of the Sarbanes-Oxley Act of 2002 and lower external auditor fees.

Lower other general and administrative expenses during the three months and nine months ended March 31, 2010 were primarily due to lower customer care and billing related expenses as a result of generally lower numbers of customers served in our natural gas and electricity business segments.

Advertising and Marketing Expenses

Higher advertising and marketing expenses for fiscal year 2010, as compared with the prior fiscal year, reflects our return to a more normal marketing environment subsequent to the Restructuring.  As part of an overall corporate strategy to manage our liquidity position, and in response to amendments to our Revolving Credit Facility and Hedge Facility that placed limitations on amounts that we could spend on marketing activities and on the products we could offer to our customers, we curtailed our level of sales and marketing activity, resulting in significantly lower advertising and marketing expenses during the second half of fiscal year 2009 and the first three months of fiscal year 2010.

As a result of the Restructuring, we now have the ability to market a wider variety of products to current and potential customers using our traditional marketing channels.  Since the Restructuring, we have implemented various elements of our fiscal year 2010 growth and marketing plan, which will include strategic marketing initiatives in our current markets as well as incremental marketing expenses related to new markets that are compatible with our overall growth strategy.  In December 2009, we initiated a marketing campaign in a new electricity market in Pennsylvania, which we anticipate will result in incremental marketing expenses for the remainder of fiscal year 2010.

Reserves and Discounts

Reserves and discounts are summarized in the following table.

			2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)
Three months ended March 31:
Provision for doubtful accounts	$1,565	$3,245	$(1,680)	(52)
Contractual discounts for LDC guarantees of customer accounts receivable (1)	1,063	1,170	(107)	(9)
Total reserves and discounts	$2,628	$4,415	$(1,787)	(40)

Nine months ended March 31:
Provision for doubtful accounts	$4,661	$6,958	$(2,297)	(33)
Contractual discounts for LDC guarantees of customer accounts receivable (1)	1,782	2,321	(539)	(23)
Total reserves and discounts	$6,443	$9,279	$(2,836)	(31)

(1)   By agreement, certain LDCs guarantee the collection of customer accounts receivable.  Contractual discounts charged by various LDCs average approximately 1% of collections, which is effectively the cost to guarantee the customer accounts receivable.

The lower provision for doubtful accounts during the three months and nine months ended March 31, 2010 was primarily due to the following factors:

•                  Sales of natural gas and electricity in markets where customer accounts receivable are not guaranteed by LDCs decreased 26%  and 35% during the three months and nine months ended March 31, 2010, as compared with the same period in the prior fiscal year;

•                  The aging of our customer accounts receivable deteriorated in certain of our larger markets in Georgia, Texas and the northeastern U.S. during fiscal year 2009, which resulted in charge-offs of customer accounts receivable and provisions for doubtful accounts that were higher than our historical levels.  Credit environments have generally stabilized in our markets during fiscal year 2010;

•                  Incremental reserves against customer accounts receivable deemed uncollectible and charge-offs of customer accounts receivable related to customer accounts acquired from Catalyst Natural Gas, LLC in October 2008 contributed to the higher provision for doubtful accounts in our Georgia natural gas market during fiscal year 2009 and the first quarter of fiscal year 2010.  There were no purchase acquisitions of customer accounts during the nine months ended March 31, 2010 that resulted in incremental charge-offs or provisions for doubtful accounts; and

•                  During fiscal year 2009, we initiated more stringent credit standards for our new and existing customers, which have resulted in generally higher credit quality in our customer portfolio.

We continuously monitor economic conditions and collections experience in our markets in order to assess appropriate levels of our allowance for doubtful accounts.  Refer to Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” for additional commentary regarding our management of credit risk.

Lower contractual discounts for LDC guarantees of customer accounts receivable during the three months and nine months ended March 31, 2010 were due to generally lower sales of natural gas and electricity within our LDC-guaranteed markets.  The weighted-average contractual discount rates for the three months and nine months ended March 31, 2010 were comparable to the rates for the same periods in the prior fiscal year.

Depreciation and Amortization

Depreciation and amortization is summarized in the following table.

			2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)
Three months ended March 31:
Depreciation of fixed assets	$463	$1,931	$(1,468)	(76)
Amortization of customer acquisition costs	5,516	8,376	(2,860)	(34)
Other amortization expense	—	2	(2)	(100)
Total depreciation and amortization	$5,979	$10,309	$(4,330)	(42)

Nine months ended March 31:
Depreciation of fixed assets	$1,905	$5,903	$(3,998)	(68)
Amortization of customer acquisition costs	14,968	22,745	(7,777)	(34)
Other amortization expense	2	8	(6)	(75)
Total depreciation and amortization	$16,875	$28,656	$(11,781)	(41)

In connection with our purchase of Shell Energy Services Company LLC in August 2006, we acquired software, fixed assets and customer contracts, the aggregate cost of which was depreciated or amortized over a three year period.  Lower depreciation and amortization expenses during the three months and nine months ended March 31, 2010 was primarily due to these acquired assets being fully depreciated or amortized as of August 2009.

Interest Expense, net

Significant components of interest expense, net are summarized in the following table.

			2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)
Three months ended March 31:
Interest related to debt instruments:
Floating Rate Notes due 2011	$129	$3,984	$(3,855)	(97)
Fixed Rate Notes due 2014	2,194	—	2,194	—
Denham Credit Facility	—	266	(266)	(100)
	2,323	4,250	(1,927)	(45)
Interest and fees related to supply and hedging facilities:
Commodity Supply Facility	2,615	—	2,615	—
Revolving Credit Facility	11	3,595	(3,584)	(100)
Hedge Facility	—	1,510	(1,510)	(100)
	2,626	5,105	(2,479)	(49)

Change in value of interest rate swaps (1)	626	106	520	NM
Amortization of deferred financing costs and original debt issue discount	2,229	2,744	(515)	(19)
Other	33	45	(12)	(27)
Total interest expense	7,837	12,250	(4,413)	(36)
Less: interest income	(59)	(6)	(53)	NM
Interest expense, net	$7,778	$12,244	$(4,466)	(36)

Nine months ended March 31:
Interest related to debt instruments:
Floating Rate Notes due 2011	$3,550	$12,964	$(9,414)	(73)
Fixed Rate Notes due 2014	4,688	—	4,688	—
Denham Credit Facility	246	544	(298)	(55)
	8,484	13,508	(5,024)	(37)
Interest and fees related to supply and hedging facilities:
Commodity Supply Facility	5,771	—	5,771	—
Revolving Credit Facility	1,184	6,131	(4,947)	(81)
Hedge Facility	1,788	2,604	(816)	(31)
	8,743	8,735	8	—

Change in fair market value of interest rate swaps (1)	2,017	5,372	(3,355)	(62)
Amortization of deferred financing costs and original debt issue discount	9,628	6,713	2,915	43
Other	186	618	(432)	(70)
Total interest expense	29,058	34,946	(5,888)	(17)
Less: interest income	(116)	(342)	226	66
Interest expense, net	$28,942	$34,604	$(5,662)	(16)

(1)

Includes mark-to-market adjustments and interest expense associated with interest rate swap agreements utilized to manage exposure to interest rate fluctuations on the Floating Rate Senior Notes due 2011 and the Commodity Supply Facility.

NM	Not meaningful.

Interest Related to Debt Instruments

Lower total interest expense associated with debt instruments for the three months and nine months ended March 31, 2010 is primarily due to decreased total debt balances resulting from the Restructuring.  The total aggregate principal balance outstanding under debt instruments decreased from approximately $177.2 million prior to the Restructuring to $74.2 million after the Restructuring.

Lower interest expense associated with the Floating Rate Notes due 2011 for the three months and nine months ended March 31, 2010 was due to a combination of lower debt balances and lower interest rates for both periods.  As a result of the Restructuring, the average aggregate outstanding principal balance of Floating Rate Notes due 2011 decreased to approximately $6.4 million and $54.5 million for the three months and nine months ended March 31, 2010, respectively, from $165.2 million for the same periods in the prior fiscal year.  The weighted-average interest rate for the Floating Rate Notes due 2011 also decreased to 8.07% and 8.39% for the three months and nine months ended March 31, 2010, respectively, from 9.65% and 10.31% for the same periods in the prior fiscal year, respectively.

The $67.8 million aggregate principal amount of Fixed Rate Notes due 2014 issued in connection with the Restructuring bears interest at 13.25%, which is higher than the average interest rates on outstanding debt instruments prior to the Restructuring.  The higher interest rate on the Floating Rate Notes due 2014 partially offset the impact of lower average debt balances for the three months and nine months ended March 31, 2010.

Interest and Fees Related to Supply and Hedging Facilities

In connection with the Restructuring, the Commodity Supply Facility replaced the Revolving Credit Facility and Hedge Facility effective September 22, 2009.  During the three months ended September 30, 2009, we incurred significant fees related to extension and winding down of the Hedge Facility and Revolving Credit Facility prior to the Restructuring.  Excluding these incremental fees, fees associated with our supply and hedging activities are generally lower under the Commodity Supply Facility than those under the former Revolving Credit Facility and Hedge Facility.

Amortization of Deferred Financing Costs and Original Debt Issue Discount

Higher amortization of deferred debt issue costs and original issue discount during the nine months ended March 31, 2010 was due to the following activity.

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

Income Taxes

Our effective income tax rate was a charge of 40.4% and 36.3% for the three months ended March 31, 2010 and 2009, respectively.  The change in the effective tax rate for the three months ended March 31, 2010 was primarily due to:

•                  an increase in the effective tax rate for non-recovery of state tax losses due to certain states not allowing tax loss carrybacks; and

•                  changes in permanent differences.

For the nine months ended March 31, 2010 and 2009, the effective tax rate was a charge of 41.3% and a benefit of 38.5%, respectively.  The change in the effective tax rate for the nine months ended March 31, 2010 was primarily due to:

•                  reporting taxable net income for the current period, as compared with a net loss for the same period in the prior fiscal year;

•                  an increase in the effective rate for non-recovery of state tax losses due to certain states not allowing tax loss carrybacks; and

•                  changes in permanent differences.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Our policy is to establish a valuation allowance if it is “more likely than not” that the related tax benefits will not be realized.  As of March 31, 2010 and June 30, 2009, we determined, based on available evidence, including historical financial results for the prior three years, that it is “more likely than not” that a portion of these items may not be recoverable in the future.  Accordingly, we recorded valuation allowances at March 31, 2010 and June 30, 2009 related to non-recovery of deferred tax assets.

The Worker, Homeownership and Business Assistance Act of 2009, which was signed into law on November 6, 2009, contains a number of tax law changes, including a provision that permits companies to elect to carry back certain net operating losses for up to five years.  As of March 31, 2010, we expect to carry back the amount of any tax loss for fiscal year 2010.

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

Given the negative conditions in the economy generally and the credit markets in particular, there was substantial uncertainty that we would be able to secure a refinancing of the Revolving Credit Facility without a material restructuring of our debt and equity position.  On September 22, 2009, we consummated the Restructuring, which was intended to reduce our debt exposure and interest expense, improve our liquidity and improve our financial and operational flexibility in order to allow us to compete more effectively.  As a result of the Restructuring, we significantly decreased our outstanding debt obligations, which will result in lower debt service requirements for fiscal year 2010 and future years.  In addition, the Revolving Credit Facility and Hedge Facility were replaced by the Commodity Supply Facility, which provides us with a stable source of liquidity through August 2012 with an investment grade counterparty.

The Commodity Supply Facility provides for cash borrowings of up to $45.0 million that we may access to finance seasonal working capital requirements, provided that we are in compliance with the Collateral Coverage Ratio requirement, as described below.  These cash borrowings will accrue interest at the greater of: (1) RBS Sempra’s cost of funds plus 5%; or (2) LIBOR plus 5%.  Outstanding credit support (e.g., letters of credit and/or guarantees) provided by RBS Sempra will accrue interest at LIBOR plus 3%, with a minimum rate of 4% except that, if the cash held in certain collateral accounts exceeds all outstanding settlement payments under the Commodity Supply Facility by $27.0 million, interest will accrue at a reduced rate of 1% on the amount of outstanding credit support in excess of $27.0 million.

In accordance with the terms of the ISDA Master Agreements, we are required to maintain a minimum collateral coverage ratio (the “Collateral Coverage Ratio”) of 1.25:1.00 for the months of October through March (inclusive) and 1.40:1.00 for any other calendar month.  The Collateral Coverage Ratio is calculated as the ratio of: (1) certain of our assets, primarily including cash, amounts due from RBS Sempra representing our operating cash, accounts receivable from our customers and LDCs and natural gas inventories; to (2) certain of our liabilities, primarily arising from exposure and/or amounts due to RBS Sempra as a result of our agreements (including amounts due for the purchase of natural gas and electricity, accrued but unpaid financing fees and settlements arising from derivative contracts).

As of March 31, 2010, we had a Collateral Coverage Ratio of approximately 2.34:1.00.  The calculation of the Collateral Coverage Ratio as of March 31, 2010 reflected available liquidity of approximately $82.7 million.  At March 31, 2010, we had no outstanding cash advances and had $39.2 million of letters of credit outstanding under the Commodity Supply Facility.

Cash Flow

During the nine months ended March 31, 2010, our cash and cash equivalents decreased $20.4 million to a balance of $2.9 million at the end of the period.  Approximately $44.5 million of cash was provided by operating activities during the period, which reflects a $62.1 million change from the $17.6 million used in operations for the nine months ended March 31, 2009.  The overall increase in cash provided by operating activities during the nine months ended March 31, 2010 primarily resulted from the net impact of the following activity:

•                  Higher net income (after adjustment for non-cash operating items such as unrealized gains and losses from risk management activities, depreciation and amortization expense, deferred income tax expense, provision for doubtful accounts and stock compensation expense) resulting from higher gross profit (excluding unrealized gains and losses from risk management activities), lower operating expenses (excluding non-cash expenses) and lower interest expense (excluding non-cash expenses); and

•                  Release of $75.0 million of restricted cash to cash and cash equivalents upon termination of the Revolving Credit Facility in September 2009; offset by

•                  Higher use of operating cash for working capital items, mostly as a result of various transactions and activity related to the Restructuring.

The Restructuring also resulted in the following material uses of cash and cash equivalents for investing and financing activities:

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

In addition, the Company used approximately $13.2 million and $0.5 million of cash and cash equivalents for acquisition of customers and fixed assets, respectively.

Commodity Supply Facility

The Commodity Supply Facility is governed by separate International Swap Dealers Association, Inc. (“ISDA”) master agreements (the “ISDA Master Agreements”) for natural gas and electricity.  On September 28, 2009, MXenergy Inc. and MXenergy Electric Inc. entered into amendments to the ISDA Master Agreements for natural gas and electricity, respectively, with the Company and certain of its subsidiaries, as guarantors, and RBS Sempra.  Pursuant to the terms of the these amendments, the definition of “Adjusted Consolidated Tangible Net Worth” in the ISDA Master Agreements was amended to allow us to adjust for non-cash charges associated with any deferred tax valuation allowances.  The Company must maintain a consolidated tangible net worth, as defined in the ISDA Master Agreements, of at least $60.0 million.  As of March 31, 2010, we were in compliance with all provisions of the ISDA Master Agreements.

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

The Commodity Supply Facility provides for the exclusive supply of physical (other than as needed for balancing) and financial natural gas and electricity, credit support (including letters of credit and guarantees) for certain collateral needs, cash advances for natural gas inventory and seasonal financing as needed, and associated hedging transactions in order to maintain the matched trading book required by our risk management policies.  The Commodity Supply Facility provides for certain volumetric fees for all natural gas and electricity purchases.

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

Under the Commodity Supply Facility, we are obligated to purchase a minimum of 130,000,000 MMBtus of natural gas from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 39,000,000 MMBtus during the first contract year; (2) 44,000,000 MMBtus during the second contract year; and (3) 47,000,000 MMBtus during the third contract year.  In addition, we are obligated to purchase a minimum of 1,850,000 MWhrs of electricity from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 500,000 MWhrs during the first contract year; (2) 650,000 MWhrs during the second contract year; and (3) 700,000 MWhrs during the third contract year.  The estimated total value of these purchases will depend upon the market price of natural gas at the time of purchase.  We will be obligated to pay a volumetric fee for any unused balance of the minimum volume purchase requirement for any contract year, or if the agreement is terminated prior to the end of the contract.  The excess of actual commodity purchases from RBS Sempra over the minimum purchase requirement for any contract year, if any, will be deducted from the minimum purchase requirement for the subsequent contract year.  As of March 31, 2010, commodity that we expect to purchase for delivery to our customers during the first contract year of the Commodity Supply Facility is expected to exceed the minimum purchase obligation for natural gas and electricity.

The Commodity Supply Facility provides that we will release natural gas transportation and delivery capacity to RBS Sempra and for RBS Sempra to perform certain transportation and storage nominations. The Commodity Supply Facility also will provide for RBS Sempra to act on our behalf to satisfy the requirements of regional electricity transmission operators for capacity rights and ancillary services.

Under the hedging terms of the Commodity Supply Facility, our aggregate outstanding notional amount of fixed price physical and/or financial hedges is limited to $260.0 million.  Fixed price hedges will be limited to a contract length term of 24 months.  In addition, the fixed price portfolio of hedges will be limited to a weighted-average volume tenor not to exceed 14 months in duration.

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

•                  During any twelve-month period, more than 235,000 RCEs have been added under fixed price contracts; and

•                  Our fixed price RCEs exceed 325,000 at any time.

In connection with the Commodity Supply Facility, during the nine months ended March 31, 2010, certain of our natural gas hedge agreements under the former Hedge Facility and all of our existing electricity swap agreements with other counterparties were novated to RBS Sempra.  Additionally, certain of our forward physical agreements for the purchase of natural gas and all of our forward physical agreements for the purchase of electricity were novated to RBS Sempra.  Such novations did not have any impact on our rights, obligations or risks associated with the agreements.

The ISDA Master Agreements contain customary covenants that restrict certain activities including, among other things, the Company’s ability to:

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

The ISDA Master Agreements also include customary events of default, including:

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

The ISDA Master Agreements include provisions that allow for net settlement of amounts due from and due to RBS Sempra.  Accordingly, we report amounts due from and due to RBS Sempra net on the consolidated balance sheets.  At March 31, 2010, the net $15.0 million amount due from RBS Sempra is reported as accounts receivable, net — RBS Sempra on the condensed consolidated balance sheets.

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

The Fixed Rate Notes due 2014 were issued at a discount of approximately $17.8 million, which was recorded as a reduction of the aggregate principal balance of Fixed Rate Notes due 2014 on our consolidated balance sheets during the first quarter of fiscal year 2010, and which will be amortized as an increase to interest expense over the remaining life of the Fixed Rate Notes due 2014.  During fiscal year 2009 and the three months ended September 30, 2009, we incurred approximately $5.3 million of legal fees, consulting fees and other costs directly related to the Fixed Rate Notes due 2014, which were deferred on the consolidated balance sheet and are being amortized as an increase to interest expense over the remaining term of the Fixed Rate Notes due 2014.

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

The indenture governing the Fixed Rate Notes due 2014 contains restrictions on Holdings and its subsidiaries with regard to declaring or paying any dividend or distribution on Holdings capital stock.  As of March 31, 2010, the Company was in compliance with all provisions of the indenture governing the Fixed Rate Notes due 2014.

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

In connection with the Restructuring, $158.8 million aggregate principal amount of outstanding Floating Rate Notes due 2011 were exchanged for $26.7 million of cash, $67.8 million aggregate principal amount of Fixed Rate Notes due 2014 and 33,940,683 shares of newly authorized Class A Common Stock.  Holders of approximately $6.4 million aggregate principal amount of Floating Rate Notes due 2011 did not tender their notes pursuant to the Restructuring.  These Floating Rate Notes due 2011 will remain outstanding until their maturity date in August 2011 unless acquired or retired by us sooner.  The indenture governing the Floating Rate Notes due 2011 was amended to eliminate substantially all of the restrictive covenants and certain events of default from such indenture.

The interest rate on the Floating Rate Notes due 2011 was 7.88% and 9.13% at March 31, 2010 and June 30, 2009, respectively.  The weighted-average interest rate was 8.39% and 10.31% for the nine months ended March 31, 2010 and 2009, respectively.

Original issue discount and deferred debt issue costs associated with the Floating Rate Notes due 2011 have been reduced by the pro rata portion of discount and deferred costs associated with our purchases of Floating Rate Notes due 2011 during fiscal years 2007 and 2008 and by the pro rata portion of discount and deferred costs associated with the Floating Rate Notes due 2011 exchanged in connection with the Restructuring.  As of March 31, 2010, the remaining $0.2 million aggregate unamortized balance of original issue discount and deferred debt issue costs associated with the Floating Rate Notes due 2011 is being amortized as increases to interest expense ratably over the term of the Floating Rate Notes due 2011.

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

As of June 30, 2009, we determined that the Preferred Stock was redeemable at the option of the Preferred Investors as a result of the redemption provisions included in the Preferred Stock Purchase Agreement.  Therefore, the Preferred Stock was recorded outside of stockholders’ equity on the consolidated balance sheets at its estimated $54.6 million redemption value.

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

Under the Commodity Supply Facility, we are obligated to purchase a minimum of 130,000,000 MMBtus of natural gas from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 39,000,000 MMBtus during the first contract year; (2) 44,000,000 MMBtus during the second contract year; and (3) 47,000,000 MMBtus during the third contract year.  In addition, we are obligated to purchase a minimum of 1,850,000 MWhrs of electricity from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 500,000 MWhrs during the first contract year; (2) 650,000 MWhrs during the second contract year; and (3) 700,000 MWhrs during the third contract year.  The estimated total value of these purchases will depend upon the market price of natural gas at the time of purchase.  During fiscal year 2009, our price of natural gas ranged from a high of approximately $12.75 per MMBtu in July 2008 to a low of approximately $3.25 per MMBtu in May 2009.  The Company will be obligated to pay a volumetric fee for any unused balance of the minimum volume purchase requirement for any contract year, or if the agreement is terminated prior to the end of the contract.  The excess of actual commodity purchases from RBS Sempra over the minimum purchase requirement for any contract year, if any, will be deducted from the minimum purchase requirement for the subsequent contract year.  As of March 31, 2010, commodity that we expect to purchase for delivery to our customers during the first contract year of the Commodity Supply Facility is expected to exceed the minimum purchase obligation for natural gas and electricity.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not have any off-balance sheet arrangements.

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

The natural gas swap instruments are generally settled against the closing price for the last trading day of each month for natural gas listed on the NYMEX Henry Hub futures contract.  In the case of electricity swap instruments, settlement is based on ISO settlement prices during the month.  The financial basis swaps are typically settled against the first of the month published index prices at various trading points that relate to locations where we have customer obligations.  Basis swaps are

priced based on the NYMEX price on the last day of the month plus or minus an agreed-upon premium or discount.   All of the natural gas swaps have been executed “over-the-counter” on a bilateral basis under the Hedge Facility or with other credit-worthy counterparties.  We also enter into financial swaps with other counterparties in order to meet electricity requirements. These are settled based on the index price for the appropriate ISO.  We only execute financial swaps with entities with investment grade credit ratings. As of March 31, 2010, our hedge positions expire at various times through March 2012.

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

The potential losses in the fixed price natural gas portfolio using our actual net open position at the end of each month during the three months and nine months ended March 31, 2010 and 2009 are summarized in the following table.  Volatility in natural gas commodity prices during the nine months ended March 31, 2009 resulted in unusually high potential losses in the fair value of our natural gas portfolio for that period using this VAR model.

	Potential Loss During the Period
	2010	2009
	(in thousands)
Three months ended March 31:
Average	$13	$58
Maximum	28	92
Minimum	4	25

Nine months ended March 31:
Average	$31	$141
Maximum	63	624
Minimum	4	25

There have been no material changes in our methodology or policies regarding commodity price risk management during the nine months ended March 31, 2010.

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

We also are exposed to credit risk in our sales activities.  For the nine months ended March 31, 2010, approximately 47% of our total sales of natural gas and electricity were within markets where LDCs do not guarantee customer accounts receivable while 53% of our total sales were within markets where LDCs guarantee customer accounts receivable at a weighted average discount rate of approximately 1%.  Such discount is the cost incurred to guarantee the customer accounts receivable.  In cases where customer accounts receivable are guaranteed by the LDC, we are exposed only to the credit risk of the LDC, rather than that of our actual customers.  We monitor the credit ratings of LDCs and the parent companies of LDCs that guarantee our customer accounts receivable.  As of March 31, 2010, all of our customer accounts receivable in guaranteed markets was with LDCs with investment grade credit ratings.  We also periodically review payment history and financial information for LDCs to ensure that we identify and respond to any deteriorating trends.

The allowance for doubtful accounts represents our estimate of potential credit losses associated with customer accounts receivable in markets where such receivables are not guaranteed by LDCs.  We assess the adequacy of our allowance for doubtful accounts through review of the aging of customer accounts receivable and our assessment of the general economic conditions in the markets that we serve.  We record a provision for doubtful accounts for the estimated total revenue that is not expected to be collected from customers in non-guaranteed markets.  Based upon our review as of March 31, 2010, we believe that the allowance for doubtful accounts is adequate to cover potential credit losses related to customer accounts receivable.  The following table provides a summary of the provision for doubtful accounts as a percentage of total sales of natural gas and electricity within these markets.

	2010	2009
Provision for doubtful accounts as a percentage of sales of natural gas and electricity in non-guaranteed markets during the period:
Three months ended March 31	1.37%	2.10%
Nine months ended March 31	1.92%	1.87%

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

There have been no material changes in our methodology or policies regarding credit risk management during the nine months ended March 31, 2010.

Interest Rate Risk

We are exposed to risk from fluctuations in interest rates under the Commodity Supply Facility and the Floating Rate Notes due 2011.  We manage our exposure to interest rate fluctuations by utilizing interest rate swaps to effectively convert the interest rate exposure from a variable rate to a fixed rate of interest.  As of March 31, 2010, an $80.0 million swap was outstanding, which expires on August 1, 2011.  The fixed-for-floating swap effectively fixes the six-month LIBOR rate at 5.72% per annum.  During fiscal year 2010, the $80.0 million interest rate swap agreement was novated to RBS Sempra from the previous counterparty, as required by the terms of the Commodity Supply Facility.  Such novation did not have any impact on our rights, obligations, risks or accounting methodology associated with the interest rate swap agreement.

Under the Commodity Supply Facility, we are subject to variable interest rates in connection with cash borrowings and credit support, primarily in the form of letters of credit, provided by RBS Sempra.  As of March 31, 2010, approximately $39.2 million of letters of credit were outstanding under the Commodity Supply Facility, in addition to the $6.4 million aggregate principal amount of Floating Rate Notes due 2011.

Based on the net exposure as of March 31, 2010 resulting from the interest rate swap, the letters of credit outstanding under the Commodity Supply Facility and the outstanding balance of Floating Rate Notes due 2011 on the consolidated balance sheets, the impact of a 1% change in interest rates on interest expense for a twelve-month period is approximately $0.3 million.

As of June 30, 2009, we were not specifically required to provide any collateral or letters of credit in support of interest rate derivative liabilities.  At March 31, 2010, we posted $6.0 million of cash as collateral against our mark-to-market exposure related to the outstanding interest rate swap agreement.

We have not designated interest rate swaps as hedges and, accordingly, changes in the market value of the interest rate swaps are charged directly to interest expense.  At March 31, 2010, the total unrealized loss from risk management activities on the consolidated balance sheets related to interest rate swaps was approximately $6.0 million.

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

The material weakness relates to certain significant deficiencies that were identified by management during our year-end financial statement close process and others that relate to errors identified during the year-end audit for the fiscal year ended June 30, 2009.  The most significant of these deficiencies relate to:

•                  Errors in our accounting records that were not properly identified by the normal review process within our finance team; and

•                  Revenue recognition errors resulting from incomplete or inaccurate reports required to reconcile cash receipts to detailed customer records for certain of our markets.

These significant deficiencies resulted in adjustments to our accounting records at June 30, 2009 for amounts that related to quarterly and annual periods previously reported.  The amounts of these adjustments were not deemed by management to be material, individually or in the aggregate, in relation to our financial position or results of operations, taken as a whole, for any annual or quarterly reporting period during fiscal years 2009 or 2008.  However, we concluded that the significant deficiencies, when evaluated in the aggregate, resulted in a material weakness in the design and operation of our internal controls over financial reporting as of June 30, 2009 such that there was a reasonable possibility that a material misstatement of our interim or annual financial statements would not have been prevented or detected on a timely basis.  To remedy this material weakness, we have identified certain controls or processes that will be put into place with the intent of mitigating the risk of potential future misstatements from the identified significant deficiencies.

There were no changes in our internal control over financial reporting during the nine months ended March 31, 2010.

Part II.  Other Information

Item 1.  Legal Proceedings

From time to time, we are a party to claims and legal proceedings that arise in the ordinary course of business, including investigation of our product pricing and billing practices and employment matters by various governmental or other regulatory agencies.  We do not believe that any such proceedings to which we are currently a party will have a material impact on our results of operations, financial position or cash flows.

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

Royal Bank of Scotland Group recently announced that it intends to divest its majority interest in RBS Sempra.  We are uncertain whether such a divestiture will occur, whether it will occur in an orderly fashion, whether RBS Sempra’s ability to maintain its operations will be impacted, or whether its ability to provide us with commodity and economic hedges pursuant to the Commodity Supply Facility will be affected.  If RBS Sempra is unable to meet its supply, credit and hedging obligations under the Commodity Supply Facility, our liquidity position and operations may be adversely affected.

The Fixed Rate Notes due 2014 must be registered with the SEC.

We are required to file an effective registration statement for the Fixed Rate Notes due 2014 with the SEC within one year from the consummation date of the Restructuring.  Failure to do so would result in a 0.25% increase to the interest rate on the Fixed Rate Notes due 2014 for each 90 day period that such registration statement is not filed, up to a maximum 1.0% per annum, which would have a negative impact on our results from operations.  We intend to file an effective registration statement on a timely basis in order to avoid any increase in the interest rate on the Fixed Rate Notes due 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

None.

Item 5.  Other Information

Departure and Appointment of Directors

Denham is a significant holder of Holdings’ Class C Common Stock.  Pursuant to the terms of the Company’s Certificate of Incorporation, Denham is entitled to appoint one director to the Company’s Board of Directors.  In September 2009, Denham appointed Stuart Porter to serve as its representative on the Board of Directors.  Effective May 13, 2010, Denham decided, for internal reasons, to replace Mr. Porter on the board of directors.   During his tenure, Mr. Porter served on the Executive, Compensation and Governance Committee and the Risk Oversight Committee of the Board of Directors.  Also on May 13, 2010, Denham appointed Carl Adam Carte to serve as its representative on the Board of Directors.  Mr. Carte is a founding member and partner at Fairlead Advisors LLC, where he provides strategic, commercial, valuation and financial expertise to private equity clients.  Mr. Carte is expected to provide financial and operating expertise and insight for the Company’s activities.

Amendment to Employment Agreement of Chief Financial Officer

On May 14, 2010, the Company entered into an amendment (the “Amendment”), effective as of May 17, 2010 (the “Effective Date”), to the employment agreement effective February 13, 2008 with Chaitu Parikh (the “Employment Agreement”), the Company’s Chief Financial Officer. The Amendment (i) provides that Mr. Parikh shall be relocated from the Company’s headquarters in Stamford, Connecticut to Houston, Texas on a mutually agreeable date in 2010, (ii) extends the term of Mr. Parikh’s employment with the Company for a period of three years beginning on the Effective Date and (iii) increases Mr. Parikh’s annual base salary to $450,000.  The Amendment also provides that if Mr. Parikh is terminated within the eighteen month period following the substantial completion of his relocation to Houston either (i) involuntarily and without Business Reasons or a Constructive Termination (as such terms are defined in the Employment Agreement), or (ii) following a Change of Control (as such term is defined in the Employment Agreement), then he shall receive a relocation package with terms, conditions and dollar value substantially the same as those provided in connection with his 2010 relocation to Houston in addition to any other compensation to which he is entitled pursuant to his Employment Agreement.

In addition, on May 10, 2010, Mr. Parikh and the Company entered into a relocation agreement (the “Relocation Agreement”) pursuant to which Mr. Parikh agreed to relocate from Stamford, Connecticut to Houston, Texas.  The Relocation Agreement provides that the Company shall engage a relocation firm which will purchase Mr. Parikh’s residence for its fair market value, and pay Mr. Parikh an amount equal to the difference between $1,725,000 and the purchase price paid.  Pursuant to the terms of the Relocation Agreement, Mr. Parikh shall also be reimbursed by the Company for (i) all reasonable sales expenses related to his residence in Connecticut including, among other things, fees, taxes, attorneys’ fees, inspection and closing costs, (ii) reasonable expenses incurred in connection with purchase of home in Houston including, among other things, temporary housing costs for up to six months, attorneys’ fees, inspection and closing costs, and (iii) reasonable moving and travel costs incurred therewith.  The Company shall “gross up” Mr. Parikh for any taxes owed as a result of any payments received pursuant to the terms of the Relocation Agreement.  Mr. Parikh shall also receive a lump sum payment of $15,000.

Departure of Executive Vice President

Effective May 14, 2010, Carole R. (“Robi”) Artman-Hodge, the Company’s Executive Vice President, was no longer employed by the Company.  We will pay Ms. Artman-Hodge approximately $1.3 million during the three months ended June 30, 2010, which includes a severance payment described in her employment agreement with the Company, dated as of April 1, 1999, and a pro rated bonus for fiscal year 2010.

Item 6.  Exhibits

The exhibits filed as part of this Quarterly Report are listed in the exhibit index immediately preceding such exhibits, which is incorporated herein by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 17, 2010	MXENERGY HOLDINGS INC.
(Registrant)

/s/ Jeffrey A. Mayer
Jeffrey A Mayer
President and Chief Executive Officer
(Principal executive officer)

Date:	May 17, 2010	/s/ Chaitu Parikh
Chaitu Parikh
Chief Financial Officer
(Principal financial officer and principal accounting officer)

Index to Exhibits

Exhibit Number	Title
3.1	Second Amended and Restated Certificate of Incorporation of MXenergy Holdings Inc. (1)
3.2	Third Amended and Restated Bylaws of MXenergy Holdings Inc. (1)
10.75	Relocation Agreement, dated May 10, 2010, by and between MXenergy Holdings Inc. and Chaitu Parikh *#
10.76	First Amendment to Employment Agreement, dated as of May 14, 2010, by and between MXenergy Holdings Inc. and Chaitu Parikh *#
10.77	Severance Agreement, dated May 14, 2010, by and between MXenergy Holdings Inc. and Carole R. Artman-Hodge *#
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *†

*	Filed herewith.

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