Form 10-K/A
period 2009-06-30
MxEnergy Holdings Inc
filed 2010-07-08
CIK 1375814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of June 30, 2010, there were 33,710,902 shares of the Registrant’s Class A Common Stock (par value $0.01 per share), 4,002,290 shares of the Registrant’s Class B Common Stock (par value $0.01 per share) and 16,413,159 shares of the Registrant’s Class C Common Stock (par value $0.01 per share) outstanding.

Documents incorporated by reference: None

Explanatory Note

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, that was originally filed on October 13, 2009 (the “Original Form 10-K”). This Amendment corrects the typographical omission of the signature from the Report of Independent Registered Public Accounting Firm on the consolidated financial statements included in the Original Form 10-K.  The properly executed Report of Independent Registered Public Accounting Firm from the Company’s independent registered public accounting firm, Ernst & Young LLP, is included in this Amendment.  No information in the Original Form 10-K other than as set forth above is amended hereby. As a result, this Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K and does not modify or update the disclosures therein in any way other than as required to reflect the amendment described herein.  The filing of this Form 10-K/A should not be understood to mean that any statements contained in this document are true or complete as of any date subsequent to October 13, 2009. Currently dated certifications from our President and Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this Amendment.

MXENERGY HOLDINGS INC.

ANNUAL REPORT ON FORM 10-K/A

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

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

/s/ Ernst & Young LLP

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

MXENERGY HOLDINGS INC.

Date: July 8, 2010
	By:	/s/ JEFFREY A. MAYER
Jeffrey A. Mayer
President and Chief Executive Officer

Index to Exhibits

Exhibit Number	Title
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *†

*	Filed herewith.

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