Form 10-Q/A
period 2009-12-31
MxEnergy Holdings Inc
filed 2010-07-08
CIK 1375814

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

Explanatory Note

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009, that was originally filed on February 16, 2010 (the “Original Form 10-Q”). This Amendment is being filed to restate management’s conclusion on the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009 based on the Company’s review of certain comments from the staff of the Securities and Exchange Commission. No other information included in the Original Form 10-Q is amended hereby. As a result, this Form 10-Q/A does not reflect events occurring after the filing of the Original Form 10-Q and does not modify or update the disclosures therein in any way other than as required to reflect the amendment described herein.  The filing of this Form 10-Q/A should not be understood to mean that any statements contained in this document are true or complete as of any date subsequent to February 16, 2010. Currently dated certifications from our President and Chief Executive Officer and our Chief Financial Officer have been included as exhibits to this Amendment.

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

An evaluation was conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of December 31, 2009, due to the material weakness in our internal control over financial reporting described below.

Our disclosure controls and procedures were not effective as of June 30, 2009 due to certain significant deficiencies that were identified by management during our year-end financial statement close process and others that relate to errors identified during the year-end audit for the fiscal year ended June 30, 2009.  The most significant of these deficiencies relate to errors in our accounting records that were not properly identified by the normal review process within our finance team, and revenue recognition errors resulting from incomplete or inaccurate reports required to reconcile cash receipts to detailed customer records for certain of our markets.  As of December 31, 2009, our material weakness has not been remedied and management’s conclusion that our internal control over financial reporting was not effective remains in effect.

There were no changes in our internal control over financial reporting during the three months ended December 31, 2009.

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