Form 10-K/A
period 2010-06-30
MxEnergy Holdings Inc
filed 2010-09-29
CIK 1375814

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

Documents incorporated by reference: None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) amends and restates in its entirety the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 as originally filed with the Securities and Exchange Commission on September 28, 2010 (the “Original Filing”). This Amendment is being filed to correct an inadvertent clerical error in the Item 6 table which provides a reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities that appears on page 32 herein.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Filing, have been restated and re-executed as of the date of this Amendment and are included as Exhibits 31.1, 31.2 and 32 hereto.

This Amendment has no effect on the Registrant’s consolidated financial statements.  Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing or otherwise reflect events that occurred subsequent to the filing of the Original Filing.

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

A reconciliation of Adjusted EBITDA to net cash provided by (used in) operating activities is provided in the following table.

	Fiscal Year Ended June 30,
	2010	2009	2008	2007	2006

Adjusted EBITDA	$58,577	$43,524	$44,941	$60,113	$25,729
Interest expense, net of interest income	(34,982)	(45,305)	(34,105)	(33,058)	(3,200)
Income tax (expense) benefit	(14,692)	27,249	(17,155)	8,495	27,001
Stock compensation expense	—	—	(1,654)	—	—
Provision for doubtful accounts	5,164	12,009	5,051	3,018
Deferred tax (benefit) expense	19,102	(23,406)	18,187	(14,449)	(32,764)
Unrealized losses on interest rate swaps and amortization of deferred financing fees	10,146	16,233	10,836	7,906	1,057
Amortization of customer contracts acquired	(50)	(634)	(762)	11,891	(3,276)
Change in assets and liabilities, net of effects of acquisitions:
Restricted cash	73,794	(74,781)	463	(623)	6,953
Fixed Rate Notes Escrow Account	(8,977)	—	—	—	—
Accounts receivable	(6,491)	28,066	(35,232)	435	(13,003)
Accounts receivable, RBS Sempra	(43,054)	—	—	—	—
Natural gas inventories	13,554	36,509	(7,308)	(1,712)	(2,685)
Income taxes receivable	398	1,063	(7,173)	5,184	(5,535)
Option premiums	(335)	1,571	1,191	1,835	(1,834)
Other assets	(4,732)	(10,443)	1,916	(993)	2,645
Customer acquisition costs	(21,863)	(14,786)	(18,193)	(7,415)	(6,019)
Accounts payable and accrued liabilities	(12,795)	(46,553)	17,882	31,555	(5,320)
Deferred revenue	3,186	(3,164)	(4,352)	9,384	865
Net cash provided by (used in) operating activities	$35,950	$(52,848)	$(25,467)	$81,866	$(9,386)
Net cash used in investing activities	$(1,797)	$(3,167)	$(15,748)	$(125,505)	$(12,806)
Net cash (used in) provided by financing activities	$(51,199)	$7,323	$(23,769)	$174,788	$(25,345)

Selected Data for Business Segments

Selected financial operating data for our natural gas and electricity business segments is provided in the following table.

	Natural Gas	Electricity	Total
	(in thousands)
Fiscal year ended June 30, 2010:
Sales	$457,909	$103,297	$561,206
Cost of goods sold (excluding unrealized gains (losses) from risk management activities, net) (1)	(354,615)	(80,530)	(435,145)
Gross profit (excluding unrealized gains (losses) from risk management activities, net) (1)	$103,294	$22,767	126,061

Items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains (losses) from risk management activities, net			27,139
Operating expenses			(92,021)
Interest expense, net of interest income			(34,982)

Income before income tax expense			$26,197

Fiscal year ended June 30, 2009:
Sales	$670,584	$119,196	$789,780
Cost of goods sold (excluding unrealized gains (losses) from risk management activities, net) (1)	(572,616)	(96,955)	(669,571)
Gross profit (excluding unrealized gains (losses) from risk management activities, net) (1)	$97,968	$22,241	120,209

Items to reconcile total segment gross profit to loss before income tax benefit:
Unrealized gains (losses) from risk management activities, net			(87,575)
Operating expenses			(114,779)
Interest expense, net of interest income			(45,305)

Loss before income tax benefit			$(127,450)

Fiscal year ended June 30, 2008:
Sales	$669,522	$82,761	$752,283
Cost of goods sold (excluding unrealized gains (losses) from risk management activities, net) (1)	(564,219)	(72,534)	(636,753)
Gross profit (excluding unrealized gains (losses) from risk management activities, net) (1)	$105,303	$10,227	115,530

Items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains (losses) from risk management activities, net			67,168
Operating expenses			(106,645)
Interest expense, net of interest income			(34,105)

Income before income tax expense			$41,948

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

September 29, 2010

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MXENERGY HOLDINGS INC.

Date: September 29, 2010	By:	/s/ JEFFREY A. MAYER
Jeffrey A. Mayer
President and Chief Executive Officer

Index to Exhibits

Exhibit Number	Title
3.1	Third Amended and Restated Certificate of Incorporation of MXenergy Holdings Inc. (25)
3.13	Fourth Amended and Restated Bylaws of MXenergy Holdings Inc. (25)
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

10.35	Employment Agreement, dated as of February 13, 2008, by and between MXenergy Holdings Inc. and Jeffrey Mayer # (4)
10.36	Employment Agreement, dated as of April 1, 1999, by and between MXenergy Holdings Inc. and Carole R. (“Robi”) Artman- Hodge # (1)
10.37	Severance Agreement, dated May 14, 2010, by and between MXenergy Holdings Inc. and Carole R. Artman-Hodge # (21)
10.38	Employment Agreement, dated as of February 13, 2008, by and between MXenergy Holdings Inc. and Chaitu Parikh # (4)
10.39	Relocation Agreement, dated May 10, 2010, by and between MXenergy Holdings Inc. and Chaitu Parikh # (21)
10.40	First Amendment to Employment Agreement, dated as of May 14, 2010, by and between MXenergy Holdings Inc. and Chaitu Parikh # (22)
10.41	Employment Agreement, dated as of June 13, 2007, by and between MXenergy Inc. and Gina Goldberg # (2)
10.42	Amendment to the Employment Agreement, dated as of December 31, 2008, by and between MXenergy Holdings Inc. and

Gina Goldberg # (26)
10.43	Employment Letter Agreement, dated as of March 27, 2001, by and between MXenergy Inc. and Robert Blake # (26)
10.44	Amendment to Employment Letter Agreement, dated as of December 30, 2009, by and between MXenergy Inc. and Robert Blake # (26)
10.45	Employment Agreement, dated as of April 1, 2010, by and between MXenergy Inc. and Robert Werner # (26)
10.46	MXenergy Holdings Inc. 2010 Stock Incentive Plan # (20)
10.47	Form of Restricted Stock Award Agreement: Officers under the 2010 Stock Incentive Plan # (20)
10.48	Form of Restricted Stock Award Agreement: Non-Employee Directors under the 2010 Stock Incentive Plan # (20)
10.49	ISDA Master Agreement, dated as of September 22, 2009, between Sempra Energy Trading LLC and MXenergy Inc. (including the schedule thereto) (19)
10.50	ISDA Master Agreement, dated as of September 22, 2009, between Sempra Energy Trading LLC and MXenergy Electric Inc. (including the schedule thereto) (19)
10.51	Letter of Agreement, dated as of March 1, 2010, by and among MXenergy Inc. and Sempra Energy Trading LLC (21)
10.52	Second Amendment to the ISDA Master Agreement, dated as of December 21, 2009, between Sempra Energy Trading LLC and MXenergy Inc. (20)
10.53	Third Amendment, dated as of May 28, 2010, to the ISDA Master Agreement, dated as of September 22, 2009, among Sempra Energy Trading LLC, MXenergy Inc. and the Specified Entities Party Thereto (24)
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

10.62	Form of Guarantee of 13.25% Senior Subordinated Notes due 2014 (included in Exhibit 4.7) (19)
21	Subsidiaries of MXenergy Holdings Inc. (26)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 * †

*	Filed herewith.

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

#	Material compensation contract.

(1)	Filed with the Company’s Registration Statement on Form S-4 (File No. 333-138425) declared effective on April 30, 2007.

(2)	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.

(3)	Filed with the Company’s Current Report on Form 8-K filed on August 1, 2007.

(4)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007.

(5)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

(6)	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

(7)	Filed with the Company’s Current Report on Form 8-K filed on August 1, 2008.

(8)	Filed with the Company’s Current Report on Form 8-K filed on November 12, 2008.

(9)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.

(10)	Filed with the Company’s Current Report on Form 8-K filed on March 18, 2009.

(11)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009.

(12)	Filed with the Company’s Current Report on Form 8-K filed on June 3, 2009.

(13)	Filed with the Company’s Current Report on Form 8-K filed on June 12, 2009.

(14)	Filed with the Company’s Current Report on Form 8-K filed on June 18, 2009.

(15)	Filed with the Company’s Current Report on Form 8-K filed on August 3, 2009.

(16)	Filed with the Company’s Current Report on Form 8-K filed on August 18, 2009.

(17)	Filed with the Company’s Current Report on Form 8-K filed on September 3, 2009.

(18)	Filed with the Company’s Current Report on Form 8-K filed on September 16, 2009.

(19)	Filed with the Company’s Current Report on Form 8-K filed on September 28, 2009.

(20)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009.

(21)	Filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

(22)	Filed with the Company’s Current Report on Form 8-K filed on May 27, 2010.

(23)	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

(24)	Filed with the Company’s Current Report on Form 8-K filed on June 3, 2010.

(25)	Filed with the Company’s Current Report on Form 8-K filed on July 28, 2010.

(26)	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.