Form 10-Q
period 2010-09-30
MxEnergy Holdings Inc
filed 2010-11-12
CIK 1375814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                           Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*

Yes ☐  No ☐

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

Yes ☐  No ☒

As of October 31, 2010, there were 33,710,902 shares of the Registrant’s Class A Common Stock (par value $0.01 per share), 4,002,290 shares of the Registrant’s Class B Common Stock (par value $0.01 per share) and 17,007,965 shares of the Registrant’s Class C Common Stock (par value $0.01 per share) outstanding.

Documents incorporated by reference: None

*  The registrant is not currently required to submit electronically and post Interactive Data Files in accordance with Rule 405 of Regulation S-T.

MXENERGY HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

When used in this Quarterly Report, the words “may,” “should,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “predicts,” “estimates,” “potential,” “continue,” “projected” and similar expressions are generally intended to identify forward-looking statements, although the absence of such a word does not mean that such statement is not a forward-looking statement.

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

Item 1 — Financial Statements

MXENERGY HOLDINGS INC.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

	Balance at
	September 30, 2010	June 30, 2010

Assets
Current assets:
Cash and cash equivalents	$7,870	$6,220
Restricted cash	1,305	1,574
Fixed Rate Notes Escrow Account (Note 14)	8,977	8,977
Accounts receivable from customers and LDCs, net (Note 5)	47,180	48,925
Accounts receivable, net — RBS Sempra (Note 13)	13,084	43,054
Natural gas inventories (Note 6)	21,988	15,861
Income taxes receivable	6,164	6,063
Deferred income taxes (Note 9)	2,170	1,378
Other current assets (Note 7)	14,429	16,272
Total current assets	123,167	148,324
Goodwill	3,810	3,810
Customer acquisition costs, net (Note 8)	33,485	30,425
Fixed assets, net	3,126	2,739
Deferred income taxes (Note 9)	2,837	3,629
Deferred debt issuance costs (Notes 13, 14 and 15)	11,345	12,552
Other assets	525	541
Total assets	$178,295	$202,020

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (Note 10)	$22,043	$30,302
Current portion of unrealized losses from risk management activities, net (Notes 11 and 12)	18,943	16,731
Deferred revenue	13,436	7,457
Total current liabilities	54,422	54,490
Unrealized losses from risk management activities, net (Notes 11 and 12)	625	1,857
Long-term debt (Note 14)	59,645	58,722
Total liabilities	114,692	115,069

Commitments and contingencies (Note 17)	—	—

Stockholders’ equity:
Common stock (Note 15)
Class A Common Stock (par value $0.01; 50,000,000 shares authorized; 33,940,683 shares issued and 33,710,902 shares outstanding at September 30, 2010 and June 30, 2010)	339	339
Class B Common Stock (par value $0.01; 10,000,000 shares authorized; 4,002,290 shares issued and outstanding at September 30, 2010 and June 30, 2010)	40	40
Class C Common Stock (par value $0.01; 40,000,000 shares authorized; 16,982,455 shares and 16,413,159 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively)	170	164
Total common stock	549	543
Additional paid-in capital	139,805	139,702
Class A treasury stock (229,781 shares at September 30, 2010 and June 30, 2010)	(99)	(99)
Accumulated other comprehensive loss	(182)	(156)
Accumulated deficit	(76,470)	(53,039)
Total stockholders’ equity	63,603	86,951
Total liabilities and stockholders’ equity	$178,295	$202,020

The accompanying notes are an integral part of these consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,
	2010	2009

Sales of natural gas and electricity	$94,363	$75,973
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	79,859	48,811
Realized losses from risk management activities, net	3,564	13,907
Unrealized (gains) losses from risk management activities, net	2,879	(11,738)
	86,302	50,980
Gross profit	8,061	24,993

Operating expenses:
General and administrative expenses	15,678	14,496
Advertising and marketing expenses	1,425	353
Reserves and discounts	2,053	1,843
Depreciation and amortization	5,629	5,621
Total operating expenses	24,785	22,313

Operating (loss) profit	(16,724)	2,680
Interest expense, net of interest income of $36 and $49, respectively	6,707	12,916
Loss before income tax benefit	(23,431)	(10,236)
Income tax benefit	—	—
Net loss	$(23,431)	$(10,236)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(dollars in thousands)

	Three Months Ended September 30, 2010
	Common Stock	Additional Paid-in Capital	Class A Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

Balance at June 30, 2010	$543	$139,702	$(99)	$(156)	$(53,039)	$86,951
Issuance of Class C Common Stock	10	—	—	—	—	10
Retirement of Class C Common Stock	(4)	(1,167)	—	—		(1,171)
Stock compensation expense	—	1,270	—	—	—	1,270
Comprehensive loss:
Net loss	—	—	—	—	(23,431)	(23,431)
Foreign currency translation	—	—	—	(26)	—	(26)
Total comprehensive loss						(23,457)
Balance at September 30, 2010	$549	$139,805	$(99)	$(182)	$(76,470)	$63,603

	Three Months Ended September 30, 2009
	Common Stock	Additional Paid-in Capital	Class A Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

Balance at June 30, 2009	$47	$18,275	$—	$(3)	$(90,469)	$(72,150)
Issuance of Class A Common Stock	339	81,484	—	—	—	81,823
Issuance of Class B Common Stock	40	9,005	—	—	—	9,045
Issuance of Class C Common Stock	164	28,591	—	—	—	28,755
Cancellation of common stock	(47)	—	—	—	—	(47)
Stock compensation benefit	—	(117)	—	—	—	(117)
Revaluation of redeemable convertible preferred stock	—		—	—	25,925	25,925
Comprehensive loss:
Net loss	—	—	—	—	(10,236)	(10,236)
Foreign currency translation	—	—	—	(98)	—	(98)
Total comprehensive loss						(10,334)
Balance at September 30, 2009	$543	$137,238	$—	$(101)	$(74,780)	$62,900

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended September 30,
	2010	2009

Operating activities:
Net loss	$(23,431)	$(10,236)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized (gains) losses from risk management activities, net	2,879	(11,738)
Stock compensation (benefit) expense	1,270	(117)
Provision for doubtful accounts	1,392	1,593
Depreciation and amortization	5,629	5,621
Non-cash interest expense, primarily unrealized losses on interest rate swaps and amortization of debt issuance costs	1,696	4,530
Amortization of customer contracts acquired	—	(42)
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash	269	73,867
Accounts receivable	353	10,110
Accounts receivable — RBS Sempra	29,970	(11,876)
Natural gas inventories	(6,127)	(8,701)
Income taxes receivable	(101)	150
Fixed Rate Notes Escrow Account	—	(8,977)
Option premiums	111	(96)
Other assets	257	260
Customer acquisition costs	(8,173)	(2,338)
Accounts payable and accrued liabilities	(8,259)	(17,497)
Deferred revenue	5,979	6,554
Net cash provided by operating activities	3,714	31,067

Investing activities:
Asset acquisitions and business combinations	(62)	(131)
Purchases of fixed assets	(841)	(245)
Net cash used in investing activities	(903)	(376)

Financing activities:
Repayment of Floating Rate Notes due 2011	—	(26,700)
Repayment of Denham Credit Facility	—	(12,000)
Repayment of Bridge Financing Loans	—	(5,400)
Debt issuance costs	—	(6,038)
Payroll taxes paid for issuance of common stock from RSUs	(1,161)	—
Stock issuance costs	—	(313)
Net cash used in financing activities	(1,161)	(50,451)
Net increase (decrease) in cash and cash equivalents	1,650	(19,760)
Cash and cash equivalents at beginning of period	6,220	23,266
Cash and cash equivalents at end of period	$7,870	$3,506

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months Ended September 30, 2010

Note 1.   Organization and Basis of Presentation

MXenergy Holdings Inc. (“Holdings”) was founded in 1999 as a retail energy marketer, and was incorporated in Delaware on January 24, 2005 as part of a corporate reorganization.  The two principal operating subsidiaries of Holdings are MXenergy Inc. and MXenergy Electric Inc., which are engaged in the marketing and supply of natural gas and electricity, respectively.  Holdings and its subsidiaries (collectively, the “Company”) operate in 41 market areas located in 14 states in the United States (the “U.S.”) and in two Canadian provinces.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with requirements of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements.  The condensed consolidated balance sheet at June 30, 2010 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “2010 Form 10-K”), but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the 2010 Form 10-K.

In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made.  The accounting and reporting policies of the Company are consistent, in all material respects, with those used to prepare the 2010 Form 10-K, except for the impact of new accounting pronouncements summarized in Note 2 below.  The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures.  Actual amounts could differ from those estimates.  Interim results should not be considered indicative of results for future periods.

Certain reclassifications have been made to prior period amounts to conform to the current period presentations.  Capitalized customer acquisition costs of $2.3 million were reclassified from investing activities to operating activities on the consolidated statement of cash flows for the three months ended September 30, 2009.

Note 2.   New Accounting Pronouncements

Accounting Pronouncements Adopted During the Quarter Ended September 30, 2010

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), which amends FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”  The amended guidance in ASU 2010-06 requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy.  ASU 2010-06 also requires that required Level 3 disclosures regarding purchases, sales, issuances and settlements be reported on a gross basis.  ASU 2010-06 clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  The amended guidance in ASU 2010-06 pertaining to disclosure of transfers between levels of the fair value hierarchy, the level of disaggregation of disclosures and disclosure of valuation techniques and inputs used in estimating Level 2 and Level 3 measurements became effective and were adopted for the Company’s quarterly reporting period ended March 31, 2010.

The requirement to disclose purchases, sales, issuances and settlements of instruments that are valued using Level 3 measurements on a gross basis became effective and were adopted for the Company’s quarterly reporting period ended September 30, 2010.  The adoption of this provision of ASU 2010-06 did not have any impact on the Company’s financial statement disclosures as of September 30, 2010.

Note 3.  Debt and Equity Restructuring

In September 2009, the Company completed a debt and equity restructuring (the “Restructuring”), which included a number of transactions and amendments to corporate documents.  Material impacts of the Restructuring on the Company’s financial position, results of operations and cash flows were disclosed in the consolidated financial statements included in the Company’s 2010 Form 10-K.

The Restructuring resulted in the following material sources and uses of cash during the three months ended September 30, 2009:

•                  $75.0 million of restricted cash was released to operating cash upon maturity of the Company’s former supply and hedging facilities;

•                  $26.7 million was paid to holders of Holdings’ floating rate senior notes due 2011 (the “Floating Rate Notes due 2011”) in partial exchange for their notes;

•                  $12.0 million of principal outstanding, plus accrued and unpaid interest, under the credit facility (the “Denham Credit Facility”) with Denham Commodity Partners Fund LP (“Denham”) was repaid and the Denham Credit Facility was terminated;

•                  $9.0 million was transferred from cash and cash equivalents to the Fixed Rate Notes Escrow Account, which is maintained as security for future interest payments related to holders of the 13.25% Senior Subordinated Secured Notes due 2014 (the “Fixed Rate Notes due 2014”);

•                  $6.4 million of legal, consulting and other fees directly related to various Restructuring transactions were paid and recorded as deferred debt issuance costs ($6.1 million) and stock issuance costs ($0.3 million).  The deferred debt issuance costs will be amortized as an increase to interest expense over the remaining terms of the related agreements; and

•                  $5.4 million of principal outstanding of bridge financing loans under the Company’s former credit facility (the “Bridge Financing Loans”), plus accrued and unpaid interest, were repaid and the Bridge Financing Loans were terminated.

In connection with the Restructuring, the Company recorded approximately $2.2 million of incremental, non-recurring general and administrative expenses during the three months ended September 30, 2009, including $0.8 million of Restructuring-related bonuses, $1.2 million of professional fees incurred in connection with various potential liquidity events considered prior to completion of the Restructuring and $0.2 million of staff severance costs.

Note 4.   Seasonality of Operations

Natural gas and electricity sales accounted for approximately 46% and 54%, respectively, of the Company’s total sales for the three months ended September 30, 2010 and 82% and 18%, respectively, of the Company’s total sales for the fiscal year ended June 30, 2010.  The mix of natural gas and electricity sales varies significantly during the reporting quarters within the Company’s fiscal year due to the seasonality of its natural gas and electricity businesses.  The majority of natural gas customer consumption occurs during the months of November through March.  By contrast, electricity customer consumption peaks during the months of June through September.  Because the natural gas business segment comprises such a large component of the Company’s overall business operations for its entire fiscal year, the second and third fiscal quarters represent the seasonal peak of operating results for the Company’s full fiscal year.

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

The impact of rising or falling commodity prices also varies greatly depending on the period of time in which they occur during the Company’s fiscal year.  Although commodity price movements can have material short-term impacts on monthly and quarterly operating results, the Company’s economic hedging and contract pricing strategies are designed to reduce the impact of such trends on operating results for a full fiscal year.  Therefore, the short-term impacts of changing commodity prices should be considered in the context of the Company’s annual operating cycle.

Note 5.   Accounts Receivable

Accounts Receivable from Customers and LDCs, Net

Accounts receivable, net, is summarized in the following table.

	Balances at
	September 30, 2010	June 30, 2010
	(in thousands)
Billed customer accounts receivable:
Guaranteed by LDCs	$15,834	$11,736
Non-guaranteed by LDCs	17,782	21,543
	33,616	33,279
Unbilled customer accounts receivable (1):
Guaranteed by LDCs	9,336	10,206
Non-guaranteed by LDCs	5,751	7,211
	15,087	17,417
Total customer accounts receivable	48,703	50,696
Less: Allowance for doubtful accounts	(4,482)	(5,074)
Customer accounts receivable, net	44,221	45,622
Cash imbalance settlements and other receivables, net (2)	2,959	3,303
Accounts receivable, net	$47,180	$48,925

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

The Company operates in 41 market areas located in 14 U.S. states and two Canadian provinces.  The Company’s diversified geographic coverage reduces the credit exposure that could result from concentrations in a single LDC territory or a single regulatory jurisdiction, from extreme local weather patterns or from an economic downturn in any single geographic region.

Imbalance settlements represent differences between the natural gas or electricity delivered to LDCs or independent service operators (“ISOs”) for consumption by our customers and actual usage by our customers.  We expect that such imbalances will be settled with cash within the fiscal year following the balance sheet date.  Imbalance settlements will fluctuate from period to period depending on the market price for natural gas and electricity, weather patterns and other factors that affect customer consumption, and the timing of cash remittances from LDCs or ISOs.  These receivables are generally due from counterparties with investment grade credit ratings.

The Company has limited exposure to risk associated with high concentrations of sales volumes with individual customers.  In April 2010, the Company began delivering natural gas to an LDC in Ohio as part of a Standard Service Offer program (the “SSO Program”).  As a result of the Company’s participation in the SSO Program, the LDC in Ohio became the Company’s largest single customer, accounting for approximately 12% of the Company’s natural gas sales volume for the three months ended September 30, 2010.  Under the SSO Program, for the twelve-month period from April 1, 2010 through March 31, 2011, the Company will receive a NYMEX-referenced price plus a price adjustment for natural gas delivered by the LDC to its customers who are eligible to participate in the SSO Program.

The allowance for doubtful accounts represents the Company’s estimate of potential credit losses associated with customer accounts receivable in markets where such receivables are not guaranteed by LDCs.  The Company assesses the adequacy of its allowance for doubtful accounts through review of the aging of customer accounts receivable and general economic conditions in the markets that it serves.  Based upon this review as of September 30, 2010, and for the three months then ended, the Company believes that its allowance for doubtful accounts is adequate to cover potential credit losses related to customer accounts receivable.  An analysis of the allowance for doubtful accounts is provided in the following table.

	Three Months Ended September 30,
	2010	2009
	(in thousands)

Balance at beginning of period	$5,074	$7,344
Add: Provision for doubtful accounts	1,392	1,593
Less: Net (charge offs) recoveries of customer accounts receivable	(1,984)	(2,597)
Balance at end of period	$4,482	$6,340

Allowance for doubtful accounts as a percentage of total customer accounts receivable in non-guaranteed markets	19.0%	21.6%
Provision for doubtful accounts as a percentage of sales of natural gas and electricity in non-guaranteed markets	3.37%	3.26%

The allowance for doubtful accounts as a percentage of total customer accounts receivable in non-guaranteed markets fluctuates significantly during the Company’s fiscal year depending on seasonal sales activity.  For the quarterly reporting periods during fiscal year 2010, such percentages ranged from 9.2% at December 31, 2009, which reflects customer sales activity during the Company’s peak revenue period, to 21.6% at September 30, 2009, which reflects customer sales activity during the lowest revenue period.

Certain LDCs guarantee billed and unbilled customer accounts receivable or amounts due for delivered gas and electricity, which mitigates the Company’s direct credit risk since the Company is exposed only to the credit risk of the LDC, rather than that of its customers.  Reserves and discounts in the consolidated statements of operations includes the provision for doubtful accounts related to customer accounts receivable within markets where such receivables are not guaranteed by LDCs as well as discounts related to customer accounts receivable that are guaranteed by LDCs.  For the three months ended September 30, 2010, approximately 44% of the Company’s total sales of natural gas and electricity were within markets where LDCs do not guarantee customer accounts receivable while 56% of total sales were within markets where LDCs guarantee customer accounts receivable at a weighted average discount rate of approximately 1%.  For the three months ended September 30, 2009, approximately 64% of the Company’s total sales of natural gas and electricity were within markets where LDCs do not guarantee customer accounts receivable while 36% of total sales were within markets where LDCs guarantee customer accounts receivable.  The Company monitors the credit ratings of LDCs and the parent companies of LDCs that guarantee customer accounts receivable.  The Company also periodically reviews payment history and financial information for LDCs to ensure that it identifies and responds to any deteriorating trends.  As of September 30, 2010, all of the Company’s customer accounts receivable in LDC-guaranteed markets were with LDCs with investment grade credit ratings.

Note 6.  Natural Gas Inventories

Natural gas inventories are summarized in the following table.

	Balances at
	September 30, 2010	June 30, 2010
	(in thousands)

Storage inventory for delivery to customers	$14,595	$9,956
Imbalance settlements in-kind (1)	7,393	5,905
Total	$21,988	$15,861

(1)          Represents inventory to be transferred to the Company or its customers from LDCs as a result of an excess of natural gas deliveries over amounts used by customers in prior periods.   The Company expects these inventories to be transferred to the Company or its customers within the upcoming twelve-month period.

The Company reports the volume of natural gas held in storage in million British thermal units (“MMBtus”), which is a standard unit of heating equivalent measure for natural gas.  The increase in storage inventory for delivery to customers from June 30, 2010 to September 30, 2010 was primarily due to normal seasonal accumulation of natural gas held in storage as the Company prepares to serve its natural gas customers over the upcoming winter season.  The volume of natural gas held in storage increased 50% from 1.8 million MMBtus at June 30, 2010 to 2.7 million MMBtus at September 30, 2010.

Natural gas inventories are valued on a weighted-average cost basis, which includes related transportation and storage costs, and which does not exceed net realizable value.  The weighted-average cost per MMBtu of natural gas held in storage decreased 1% from June 30, 2010 to September 30, 2010.

Note 7.  Other Current Assets

Other current assets are summarized in the following table.

	Balance at
	September 30, 2010	June 30, 2010
	(in thousands)
Security deposits:
Collateral required by hedging counterparties (1)	$4,290	$6,180
Collateral posted in connection with the SSO Program	4,569	4,569
Collateral required by transmission, pipeline and transportation counterparties	3,344	3,295
Prepaid expenses	1,380	1,448
Other	846	780
Total other current assets	$14,429	$16,272

(1)          Primarily includes cash collateral required to secure unrealized losses from risk management activities associated with interest rate swaps (refer to Note 11).

Note 8.  Customer Acquisition Costs, Net

Customer acquisition costs and related accumulated amortization are summarized in the following table.

	Balance at September 30, 2010
	Gross Book Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer contracts acquired from:
Asset acquisitions and business combinations (1)	$8,256	$7,227	$1,029
Success-based third-party marketing activities	47,700	19,486	28,214
Hourly-paid third-party direct-response telemarketing activities	12,213	7,971	4,242
Totals	$68,169	$34,684	$33,485

	Balance at June 30, 2010
	Gross Book Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer contracts acquired from:
Asset acquisitions and business combinations (1)	$8,196	$6,424	$1,772
Success-based third-party marketing activities	42,010	17,237	24,773
Hourly-paid, third-party direct-response telemarketing activities	13,261	9,381	3,880
Totals	$63,467	$33,042	$30,425

(1)          Includes the fair value of customer portfolios acquired in transactions accounted for as asset acquisitions or business combinations.  Also includes contingent consideration paid by the Company subsequent to the acquisition date in accordance with the respective acquisition agreements.

Amortization expense associated with capitalized customer acquisition costs was $5.2 million and $4.7 million for the three months ended September 30, 2010 and 2009, respectively.  Amortization expense associated with customer acquisition costs capitalized as of September 30, 2010 is expected to be approximately $14.4 million for the remainder of fiscal year 2011, $11.7 million for fiscal year 2012, $7.0 million for fiscal year 2013 and $0.4 million for fiscal year 2014.  At September 30, 2010, the weighted average remaining amortization period associated with all customer acquisition costs was approximately 1.5 years.

The value and recoverability of customer acquisition costs are evaluated quarterly by comparing their carrying value to their projected future cash flows on an undiscounted basis.  During the three months ended September 30, 2010, no impairment was indicated as a result of these comparisons.

Note 9.   Income Taxes

The Company’s effective income tax rate was 0% for the three months ended September 30, 2010 and 2009.  For both periods, the Company recorded a valuation allowance that reduced any tax benefit which would otherwise have been recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s policy is to establish a valuation allowance if it is “more likely than not” that the related tax benefits will not be realized.  As of September 30, 2010 and June 30, 2010, the Company determined based on available evidence, including historical financial results for the last three years, that it is “more likely than not” that a portion of these items may not be recoverable in the future.  Accordingly, the Company recorded valuation allowances of $37.1 million and $28.1 million at September 30, 2010 and June 30, 2010, respectively, related to non-recovery of deferred tax assets.

Note 10.   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized in the following table.

	Balance at
	September 30, 2010	June 30, 2010
	(in thousands)

Trade accounts payable and accrued liabilities (1)	$13,843	$16,069
Accrued commodity purchases	54	2,083
Interest payable	1,584	3,951
Payroll and related expenses	3,831	4,301
Other	2,731	3,898
Total accounts payable and accrued liabilities	$22,043	$30,302

(1)          Includes $0.1 million and $0.2 million due to related parties at September 30, 2010 and June 30, 2010, respectively, for legal services, financial advisory services and management fees.  Refer to Note 16 for additional information regarding related party transactions.

Note 11.  Derivatives and Hedging Activities

The Company is exposed to commodity price risk and interest rate risk related to its business operations, which it manages with derivative instruments.  The Company has a risk management policy that is intended to reduce its financial exposure related to changes in the price of natural gas and electricity and to changes in the interest rates associated with its exclusive credit, supply and commodity hedging agreement (the “Commodity Supply Facility”) with Sempra Energy Trading LLC (“RBS Sempra”) and the Floating Rate Notes due 2011.  The Company’s risk management policy defines various risk management controls and limits that are designed to monitor its commodity price risk position and ensure that hedging performance is in line with objectives established by its board of directors (the “Board of Directors”) and management.  Speculative trading activities are explicitly prohibited under the Company’s risk management policy.

The Company has not elected to designate any derivative instruments as hedges under U.S. GAAP guidelines.  Accordingly, any changes in fair value during the term of a derivative contract are adjusted through unrealized losses (gains) from risk management activities in the consolidated statements of operations with offsetting adjustments to unrealized gains or unrealized losses from risk management activities in the consolidated balance sheets.  Unrealized gains from risk management activities on the consolidated balance sheets represent receivables from various derivative counterparties, net of amounts due to the same counterparties when master netting agreements exist.  Unrealized losses from risk management activities represent liabilities to various derivative counterparties, net of receivables from the same counterparties when master netting agreements exist.  Settlements on the derivative instruments are realized monthly and are generally based upon the difference between the contract price and the settlement price as quoted on New York Mercantile Exchange (“NYMEX”) or other published index.

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

The Company utilizes the Commodity Supply Facility to enter into swaps, basis swaps and options to economically hedge the risk of variability in the cost of natural gas and electricity.  Under the Commodity Supply Facility, as of September 30, 2010, the Company has the ability to enter into derivative instruments through October 2013.

As of September 30, 2010, the Company had entered into forward physical contracts with RBS Sempra to purchase natural gas and electricity beginning in October 2010 and ending in March 2011.  Based on the terms of these purchases, most of these contracts are accounted for as derivative instruments under U.S. GAAP, and are therefore included in the fair value measurements reported by the Company as of September 30, 2010.  Certain of the Company’s forward physical contracts qualify as “normal purchases” under U.S. GAAP and are therefore not reported on the consolidated balance sheets at September 30, 2010.

Interest Rate Risk Management Activities

The Company manages its exposure to interest rate fluctuations by utilizing interest rate swaps to effectively convert the interest rate exposure from a variable rate to a fixed rate of interest.  Under the Commodity Supply Facility, the Company is subject to variable interest rates in connection with cash borrowings and credit support, primarily in the form of letters of credit, provided by RBS Sempra.  The total amount of letters of credit outstanding under the Commodity Supply Facility will fluctuate throughout the Company’s fiscal year due to the seasonality of its business.  As of September 30, 2010, approximately $34.1 million of letters of credit were outstanding under the Commodity Supply Facility.  The Company is also exposed to interest rate fluctuations in connection with the $6.4 million aggregate principal amount of Floating Rate Notes due 2011 that was outstanding at September 30, 2010.

As of September 30, 2010, an $80.0 million fixed-for-floating interest rate swap was outstanding, which expires on August 1, 2011, and which effectively fixes the six-month LIBOR rate at 5.72% per annum.  During the fiscal year ended June 30, 2010, the $80.0 million interest rate swap agreement was novated to RBS Sempra from the previous counterparty, as required by the terms of the Commodity Supply Facility.  Such novation did not have any impact on the Company’s rights, obligations, risks or accounting methodology associated with the interest rate swap agreement.

As of September 30, 2010 and June 30, 2010, the total unrealized loss from risk management activities on the consolidated balance sheets related to interest rate swaps was approximately $4.1 million and $6.0 million, respectively.  As of September 30, 2010 and June 30, 2010, the Company was required to post $4.1 million and $6.0 million, respectively, of cash as collateral for its mark-to-market exposure related to the outstanding interest rate swap agreement, which is recorded in other current assets on the consolidated balance sheets.

Derivatives Activity

Gross volumes associated with commodity and interest rate derivative contracts that are recorded at fair value on the consolidated balance sheets are summarized in the following table.  The volumes in the table do not quantify risk or represent assets or liabilities of the Company, but are used in the calculations of fair value and cash settlements under the contracts.

	Open Positions as of
	September 30, 2010	June 30, 2010

Natural gas instruments (amounts reflected in MMBtus) (1):
Financial forward derivative contracts:
NYMEX-referenced over the counter contracts	23,100,000	21,358,000
Basis contracts	20,223,000	18,794,000
Option contracts	3,008,000	550,000
Physical forward contracts (2):
Physical fixed contracts	6,073,000	4,218,000
Physical basis contracts	405,000	276,000
Physical index contracts	531,000	1,375,000

Electricity instruments (amounts reflected in MWhrs) (3):
Financial forward derivative contracts:
Swaps and fixed price contracts	558,000	677,000
Physical forward contracts (2)	111,000	139,000

Interest rate swaps (in millions)	$80.0	$80.0

(1)          MMBtus represent a standard unit of heating equivalent measure for natural gas. A unit of heat equal to 1,000,000 Btus, or 1 MMBtu, is the thermal equivalent of approximately 1,000 cubic feet of natural gas.

(2)          Represents agreements for the purchase and sale of natural gas or electricity that are accounted for as derivatives because they did not qualify for the “normal purchases and sales” exclusion under U.S. GAAP as of the respective period-end date.

(3)          Megawatt Hours (“MWhrs”) represent 1 million watt hours or a thousand kilowatt hours, which is the amount of electric energy produced or consumed in a period of time.

The fair value of derivative instruments recorded on the Company’s consolidated balance sheets is summarized in the following table.

Type of Derivative	Location on the Consolidated Balance Sheet	Prior to Netting	Impact of Master Netting Agreements	After Netting
		(in thousands)
Fair value as of September 30, 2010:
Asset derivatives:
Commodity derivatives	Unrealized gains from risk management activities, net	$19,476	$(19,476)	$—
Total		$19,476	$(19,476)	$—

Liability Derivatives:
Commodity derivatives	Unrealized losses from risk management activities, net	$34,914	$(19,476)	$15,438
Interest rate derivatives	Unrealized losses from risk management activities, net	4,130	—	4,130
Total		$39,044	$(19,476)	$19,568

Fair value as of June 30, 2010:
Asset derivatives:
Commodity derivatives	Unrealized gains from risk management activities, net	$13,756	$(13,756)	$—
Total		$13,756	$(13,756)	$—

Liability Derivatives:
Commodity derivatives	Unrealized losses from risk management activities, net	$26,315	$(13,756)	$12,559
Interest rate derivatives	Unrealized losses from risk management activities, net	6,029	—	6,029
Total		$32,344	$(13,756)	$18,588

The effect of derivative instruments on the Company’s consolidated statements of operations is summarized in the following table.

Type of Derivative	Location of (Gains) Losses Recognized on the	Amount of (Gains) Losses Recognized for the Three Months Ended September 30,
Instrument	Consolidated Statement of Operations	2010	2009
		(in thousands)
Commodity	Cost of goods sold — realized (gains) losses from risk management activities, net	$3,564	$13,907
Commodity	Cost of goods sold — unrealized (gains) losses from risk management activities, net	2,879	(11,738)
Interest rate	Interest expense, net of interest income	(1,899)	(1,459)
Total		$4,544	$710

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

Note 12.  Fair Value of Financial Instruments

The Company measures assets and liabilities associated with various financial forward derivative instruments and physical forward purchase and sale agreements at fair value on a recurring basis.  The recorded values of derivative instruments reflect management’s best estimate of fair value.  The Company generally utilizes a market approach for its recurring fair value measurements.  In forming its fair value estimates, the Company utilizes the most observable inputs available for the respective valuation technique.  If a fair value measurement reflects inputs from different levels within the fair value hierarchy, the measurement is classified based on the lowest level of input that is significant to the fair value measurement.  The key inputs and assumptions utilized for the fair value measurements recorded by the Company are summarized as follows:

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

The Company categorizes its fair value measurements in accordance with a fair value hierarchy that prioritizes the assumptions, or “inputs,” used in applying valuation techniques.  The three levels of inputs within the fair value hierarchy are:

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

	Balance at September 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Commodity derivatives	$—	$15,438	$—	$15,438
Interest rate derivatives	—	4,130	—	4,130
Total	$—	$19,568	$—	$19,568

	Balance at June 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Commodity derivatives	$—	$12,559	$—	$12,559
Interest rate derivatives	—	6,029	—	6,029
Total	$—	$18,588	$—	$18,588

The aggregate principal amount of long-term debt recorded on the consolidated balance sheets, before original issue discount, is $73.7 million at September 30, 2010 (refer to Note 14).  The Company has elected not to record the Fixed Rate Notes due 2014 or the Floating Rate Notes due 2011 at fair value.  Utilizing observable market data, the aggregate fair value of long-term debt was approximately $66.9 million as of September 30, 2010.

Note 13.  Commodity Supply Facility

In connection with the Restructuring (refer to Note 3), all of the Company’s former supply and commodity hedging facilities were terminated and were replaced by the Commodity Supply Facility.  The Commodity Supply Facility provides for the exclusive supply of physical (other than as needed for balancing) and financial natural gas and electricity, credit support (including letters of credit and guarantees) for certain collateral needs, cash advances for natural gas inventory and seasonal financing as needed, and associated hedging transactions in order to maintain the balanced trading book required by the Company’s risk management policies.

The Commodity Supply Facility is governed by separate master supply and hedge agreements for natural gas and electricity (the “ISDA Master Agreements”).  Under the Commodity Supply Facility, the primary obligors are Holdings’ two significant operating subsidiaries, MXenergy Inc. and MXenergy Electric Inc. All obligations under the Commodity Supply Facility are guaranteed by Holdings and its other domestic subsidiaries and are secured by a first priority lien on substantially all existing and future assets of Holdings and its domestic subsidiaries other than the Fixed Rate Notes Escrow Account defined in Note 3.   The maturity date of the Commodity Supply Facility is August 31, 2012, provided that RBS Sempra will have the right to extend such maturity date by one year in its sole discretion, if RBS Sempra gives notice no later than April 30, 2011.

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

As of September 30, 2010, the Company had a Collateral Coverage Ratio of approximately 2.57:1.00.  The calculation of the Collateral Coverage Ratio as of September 30, 2010 resulted in available liquidity of approximately $39.7 million.  At

September 30, 2010, the Company had no outstanding cash advances and had $34.1 million of letters of credit outstanding under the Commodity Supply Facility.

Under the Commodity Supply Facility, the Company is obligated to purchase a minimum of 130,000,000 MMBtus of natural gas from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 39,000,000 MMBtus during the first contract year; (2) 44,000,000 MMBtus during the second contract year; and (3) 47,000,000 MMBtus during the third contract year.  In addition, the Company is obligated to purchase a minimum of 1,850,000 MWhrs of electricity from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 500,000 MWhrs during the first contract year; (2) 650,000 MWhrs during the second contract year; and (3) 700,000 MWhrs during the third contract year.  The estimated total value of these purchases will depend upon the market price of natural gas and electricity at the time of purchase.  The Company will be obligated to pay a volumetric fee for any unused balance of the minimum volume purchase requirement for any contract year, or if the agreement is terminated prior to the end of the contract.

During the first contract year of the Commodity Supply Facility, the Company’s actual purchases of natural gas and electricity from RBS Sempra exceeded the minimum purchase obligations.  Under the terms of the ISDA Master Agreements, such excess of actual purchases over the minimum purchase obligations are deducted from the minimum purchases requirement for the second contract year of the Commodity Supply Facility.  As of September 30, 2010, the commodity to be purchased for delivery to the Company’s customers during the second contract year of the Commodity Supply Facility is expected to exceed the minimum purchase obligation for natural gas and electricity for that year.

With regard to the Company’s fixed price customer mix, the Company may not, without the prior written consent of RBS Sempra, enter into any fixed price contracts, excluding renewals of existing fixed price contracts, if:

•                  During any twelve-month period, more than 75% of all residential customer equivalents (“RCEs”) have been added under fixed price contracts;

•                  During any twelve-month period, more than 235,000 RCEs have been added under fixed price contracts; and

•                  The Company’s fixed price RCEs exceeds 325,000 at any time.

The Company received a limited waiver from RBS Sempra, which allowed the Company to add more than 235,000 RCEs under fixed price contracts during the first contract year of the Commodity Supply Facility.

The Company incurred approximately $10.8 million of legal fees, consulting fees and other costs directly related to the Commodity Supply Facility, which were recorded as deferred debt issuance costs on the consolidated balance sheets, and which are being amortized as an increase to interest expense over the remaining term of the Commodity Supply Facility.  These deferred costs include the value of 4,002,290 shares of Class B Common Stock issued to RBS Sempra in connection with the Restructuring.  Amortization expense associated with these deferred costs was approximately $0.9 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively.

Other key provisions of the ISDA Master Agreements are described in the consolidated financial statements included in the Company’s 2010 Form 10-K.  As of September 30, 2010, the Company was in compliance with all provisions of the ISDA Master Agreements.

Accounts Receivable, Net - RBS Sempra

In connection with the Commodity Supply Facility, certain banking relationships that previously belonged to the Company are now under RBS Sempra’s name and control.  RBS Sempra releases cash to the Company as required to meet the Company’s ongoing operating cash requirements.  The Company records the cash balance held by RBS Sempra on the Company’s behalf as a receivable from RBS Sempra.

The ISDA Master Agreements include provisions that allow for net settlement of: (i) the cash amount due from RBS Sempra; (ii) the net amounts due from or due to RBS Sempra from settlement of derivative contracts; and (iii) amounts due to RBS Sempra for commodity purchases and fees accrued under the Commodity Supply Facility.  The net amount due from RBS Sempra, which is reported as accounts receivable, net — RBS Sempra on the consolidated balance sheets, was $13.1 million and $43.1 million at September 30, 2010 and June 30, 2010, respectively.  These net accounts receivable balances include approximately $18.9 million and $19.0 million of amounts owed to RBS Sempra for commodity purchases.

Note 14. Long-Term Debt

Long-term debt is summarized in the following table.

	Balance at September 30, 2010
	Aggregate Debt Balance	Unamortized Discount	Net Book Value
	(in thousands)

Fixed rate notes due 2014	$67,293	$14,034	$53,259
Floating rate notes due 2011	6,413	27	6,386
Totals	$73,706	$14,061	$59,645

	Balance at June 30, 2010
	Aggregate Debt Balance	Unamortized Discount	Net Book Value
	(in thousands)

Fixed rate notes due 2014	$67,293	$14,949	$52,344
Floating rate notes due 2011	6,413	35	6,378
Totals	$73,706	$14,984	$58,722

In connection with the Restructuring (refer to Note 3), the Company exchanged $158.8 million aggregate principal amount of outstanding Floating Rate Notes due 2011 for $26.7 million of cash, $67.8 million aggregate principal amount of Fixed Rate Notes due 2014 and 33,940,683 shares of newly authorized Class A Common Stock.  This debt exchange transaction that was accounted for as a troubled-debt restructuring in accordance with U.S. GAAP, and therefore did not result in any gain or loss recorded in the consolidated statements of operations during the three months ended September 30, 2009.

Fixed Rate Notes due 2014

The Fixed Rate Notes due 2014 will mature on August 1, 2014 and bear interest at the rate of 13.25% per annum, which is payable in cash semi-annually on February 1 and August 1 of each year.  Interest expense associated with the Fixed Rate Notes due 2014 was approximately $2.2 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively.

The Fixed Rate Notes due 2014 were issued at a discount of approximately $17.8 million, which was recorded as a reduction from the Fixed Rate Notes due 2014 balance on the Company’s consolidated balance sheets, and which is being amortized as an increase to interest expense over the remaining life of the Fixed Rate Notes due 2014.  Total interest expense associated with amortization of this discount was approximately $0.9 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively.

The Company incurred approximately $5.3 million of legal fees, consulting fees and other costs directly related to issuance of the Fixed Rate Notes due 2014, which were recorded as deferred debt issuance costs on the consolidated balance sheets, and which are being amortized as an increase to interest expense over the remaining term of the Fixed Rate Notes due 2014.  Total interest expense associated with amortization of these deferred costs was approximately $0.3 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively.

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

The Fixed Rate Notes due 2014 are secured by a first priority security interest in the Fixed Rate Notes Escrow Account and by a second priority security interest in substantially all other existing and future assets of the Company.  The Fixed Rate Notes Escrow Account balance of approximately $9.0 million approximates the interest payable by the Company on the Fixed Rate Notes due 2014 for a twelve-month period.

The key provisions of the indenture that governs the Fixed Rate Notes due 2014 are fully described in the consolidated financial statements included in the Company’s 2010 Form 10-K.  As of September 30, 2010, the Company was in compliance with all provisions of the indenture.

Holdings has no significant independent operations.  Each of Holdings’ domestic subsidiaries jointly and severally, fully and unconditionally guarantees the Fixed Rate Notes due 2014.  Refer to Note 19 for consolidating financial statements of Holdings and its guarantor and non-guarantor subsidiaries.

Under the terms of the indenture that governs the Fixed Rate Notes due 2014, the Company was required to file an effective registration statement for the Fixed Rate Notes due 2014 with the SEC within one year from the consummation date of the Restructuring, which it failed to do.  Failure to do so resulted in a 0.25% increase to the interest rate on the Fixed Rate Notes due 2014, effective September 29, 2010.

Floating Rate Notes due 2011

On August 4, 2006, Holdings issued $190.0 million aggregate principal amount of Floating Rate Notes due 2011, which mature on August 1, 2011.  The Floating Rate Notes due 2011 were issued at 97.5% of par value and bear interest at LIBOR plus 7.5% per annum.  Interest is reset and payable semi-annually on February 1 and August 1 of each year.  During fiscal years 2007 and 2008, the Company purchased $24.8 million aggregate principal amount of outstanding Floating Rate Notes due 2011, plus accrued interest, from noteholders for amounts less than face value.

In connection with the Restructuring (refer to Note 3), the Company consummated an exchange offer of $158.8 million aggregate principal amount of outstanding Floating Rate Notes due 2011 for $26.7 million of cash, $67.8 million aggregate principal amount of Fixed Rate Notes due 2014 and 33,940,683 shares of newly authorized Class A Common Stock.  Holders of approximately $6.4 million aggregate principal amount of Floating Rate Notes due 2011 did not tender their notes pursuant to the Restructuring.  These Floating Rate Notes due 2011 will remain outstanding until their maturity date in August 2011 unless acquired or retired by the Company sooner.  The indenture governing the Floating Rate Notes due 2011 was amended to eliminate substantially all of the restrictive covenants and certain events of default from such indenture.

The interest rate on the Floating Rate Notes due 2011 was 8.18% and 7.88% at September 30, 2010 and June 30, 2010, respectively.  The weighted-average interest rate was 8.08% and 8.67% for the three months ended September 30, 2010 and 2009, respectively.  Interest expense accrued in connection with the Floating Rate Notes due 2011 was approximately $0.1 million and $3.3 million for the three months ended September 30, 2010 and 2009, respectively.

The aggregate total amortization of original issue discount and deferred debt issuance costs associated with the Floating Rate Notes due 2011 was approximately $0.1 million and $3.6 million for the three months ended September 30, 2010 and 2009, respectively.  Amortization for the three months ended September 30, 2009 includes the pro rata portion of discount and deferred costs associated with the Floating Rate Notes due 2011 exchanged in connection with the Restructuring.

The Company has entered into interest rate swap agreements to economically hedge the floating rate interest expense on the Floating Rate Notes due 2011.  Refer to Note 11 for additional information regarding the Company’s use of interest rate swaps.

Each of Holdings’ domestic subsidiaries jointly and severally, fully and unconditionally guarantees the Floating Rate Notes due 2011.  Refer to Note 19 for consolidating financial statements of Holdings and its guarantor and non-guarantor subsidiaries.

Note 15. Common Stock

On September 22, 2009, the Company’s certificate of incorporation and bylaws were amended and restated, and the Company entered into new stockholder agreements with holders of various classes of newly authorized common stock.  Effective July 27, 2010, the Company’s certificate of incorporation and bylaws were further amended and restated and the stockholders agreement among holders of all classes of common stock dated September 22, 2009 (the “Stockholders Agreement”) was amended.  The second amended and restated certificate of incorporation dated September 22, 2009 authorized issuance of new classes of common stock and changed the size and composition of the Company’s Board of Directors.  The third amended and restated certificate of incorporation dated July 27, 2010 (the “Certificate of Incorporation”) adjusted director and committee member compensation, reduced the number of committees of the Board of Directors and revised the definitions of “Financial Expert” and “Independent Director.”

The Certificate of Incorporation authorizes 200,000,000 shares of $0.01 par value common stock.  The number of authorized shares and significant rights, as provided in the Stockholders Agreement, of each class of common stock include:

•                  50,000,000 shares of Class A Common Stock.  Holders of the Class A Common Stock are not subject to any transfer restrictions and are entitled to nominate and elect five directors to the Board of Directors, at least two of whom shall be independent and qualify as a “financial expert.”

•                  10,000,000 shares of Class B Common Stock.  Shares of Class B Common Stock will convert to shares of Class C Common Stock if RBS Sempra sells any of its shares (subject to certain exceptions defined in the Certificate of Incorporation) or if all of the Company’s obligations under the Commodity Supply Facility have been paid in full and all commitments pursuant to the Commodity Supply Facility have been terminated.  RBS Sempra is entitled to nominate and elect one director to the Board of Directors.

•                  40,000,000 shares of Class C Common Stock.  Holders of Class C Common Stock who are current or former employees of the Company or any of its subsidiaries may not transfer their shares (except by will or in connection with customary estate planning) until the third anniversary of the closing date of the Restructuring and, in the case of shares acquired pursuant to the 2010 Stock Incentive Plan implemented by the Company (the “2010 SIP”), as otherwise provided in the 2010 SIP.  Transfers of shares of Class C Common Stock are subject to a right of first refusal in favor of the holders of shares of Class A Common Stock and holders of shares of Class B Common Stock.  Holders of Class C Common Stock are entitled to nominate and elect two directors to the Board of Directors.

•                  100,000,000 shares of Class D Common Stock, which will only be issued by Holdings if certain transactions specified in the Certificate of Incorporation occur.

In connection with the Restructuring, Holdings issued the following shares of common stock:

•                  33,940,683 shares of Class A Common Stock to holders of the Fixed Rate Notes due 2014, which represented 62.5% of the aggregate shares of common stock outstanding after the consummation of the Restructuring.

•                  4,002,290 shares of Class B Common Stock to RBS Sempra, as a condition to the entry into the agreements governing the Commodity Supply Facility, which represented 7.37% of the aggregate shares of common stock outstanding after consummation of the Restructuring.  The aggregate $9.0 million fair value of Class B Common Stock issued to RBS Sempra (par value of less than $0.1 million, recorded as Class B Common Stock; and $9.0 million recorded as additional paid in capital on the consolidated balance sheets) was recorded as deferred debt issuance costs on the consolidated balance sheets and is being amortized as an increase to interest expense over the remaining term of the Commodity Supply Facility.  Total amortization associated with these deferred costs was approximately $0.8 million and $0.1 million for the three months ended September 30, 2010 and 2009, respectively.

•                  11,862,551 shares of Class C Common Stock to holders of redeemable convertible preferred stock issued and outstanding prior to the Restructuring, which represented 21.84% of the aggregate shares of the common stock outstanding after consummation of the Restructuring.

•                  4,499,588 shares of Class C Common Stock to the remaining holders of Holdings’ common stock issued and outstanding prior to the Restructuring, which represented 8.29% of the aggregate shares of common stock outstanding after the consummation of the Restructuring.  All 4,681,219 shares of Holdings’ common stock issued and outstanding prior to the Restructuring were retired as a result of the Restructuring.

Stock-Based Compensation Activity

The purpose of the Company’s stock-based compensation program is to attract and retain qualified employees, consultants and other service providers by providing them with additional incentives and opportunities to participate in the Company’s ownership, and to create interest in the success and increased value of the Company.  The Executive, Compensation and Governance Committee of the Board of Directors (the “ECG Committee”) administers the Company’s approved stock-based compensation plans.  The ECG Committee has the authority to: (1) interpret the plans and to create or amend its rules; (2) establish award guidelines under the plans; and (3) determine, or delegate the determination to management, the persons to whom awards are to be granted, the time at which awards will be granted, the number of shares to be represented by each award, and the consideration to be received, if any.  Stock-based awards under the plans generally are granted with an exercise price equal to the fair value of Holdings’ common stock on the grant date, vest ratably based on three years of continuous service and have ten-year contractual terms.

In connection with the Restructuring, as agreed to by the stockholders, in January 2010, Holdings’ Board of Directors authorized the creation of the 2010 SIP, pursuant to which the Company may issue Class C Common Stock not to exceed 10% of Holdings’ outstanding common stock (on a fully diluted basis) after giving effect to the Restructuring.  Also in January 2010, Holdings’ Board of Directors approved grants of restricted stock units (“RSUs”) to certain senior officers, directors and a former director, pursuant to which the Company may issue 2,960,204 shares of Class C Common Stock, representing 5% of Holdings’ outstanding common stock (on a fully-diluted basis), as follows:

•                  2,858,164 RSUs, with a grant date fair value of approximately $6.3 million, were granted to certain senior officers of the Company, subject to vesting according to the following schedule: (i) one-third vested in September 2010; (ii) one-third will vest in September 2011; and (iii) one-third will vest in September 2012;

•                  102,040 RSUs, with a grant date fair value of approximately $0.2 million, were granted to directors and a former director of Holdings, subject to vesting according to the following schedule: (i) 25% vested in January 2010; (ii) 25% vested in April 2010; (iii) 25% vested in July 2010; and (iv) 25% vested in October 2010.  As a result of the resignation and replacement of a director during fiscal year 2010, 5,102 previously granted RSUs were forfeited by the original grantee in July 2010 and 5,102 RSUs were granted to the new director of Holdings in August 2010 subject to vesting according to the following schedule: (i) 50% vested in August 2010; and (ii) 50% vested in October 2010.

On September 22, 2010, the Company issued 952,721 shares of Class C Common Stock to certain senior officers of the Company when a portion of their RSUs vested without restrictions.  Of the Class C shares issued to senior officers, 408,936 shares of Class C Common Stock were immediately surrendered back to the Company to offset the taxable nature of the shares to the senior officers.

The Company issued an aggregate total of 25,510 shares of Class C Common Stock to directors of the Company on July 1, 2010 and October 1, 2010 and 2,551 shares of Class C Common Stock to a director on August 22, 2010 when a portion of their RSUs vested without restrictions.

During the three months ended September 30, 2010, the Company recorded approximately $1.3 million of non-cash compensation expense in connection with outstanding RSUs. The Company expects to record approximately $1.5 million, $1.1 million and $0.2 million of compensation expense related to outstanding RSU awards during the remainder of fiscal year 2011 and during fiscal years 2012 and 2013, respectively.

Dividend Policy and Restrictions

Holdings’ Board of Directors, at its discretion, has the authority to declare and pay dividends on the Company’s common stock provided there are funds available to do so.  However, the Company is restricted in its ability to pay dividends by various provisions of agreements that govern the Commodity Supply Facility, the Fixed Rate Notes due 2014 and the Floating Rate Notes due 2011.  The Company has never declared or paid any cash dividends on its common stock and, as of September 30, 2010, does not intend to pay any cash dividends in the foreseeable future.  The Company intends to retain any future earnings to finance the expansion of its business and to use for general corporate purposes.

Note 16.  Related Party Transactions

Amounts paid or accrued to related parties are summarized in the following table.

	Three Months ended September 30,
	2010	2009
	(in thousands)
Amount paid or accrued for:
Legal services:
General and administrative expense	$619	$104
Debt issuance costs and stock issuance costs	—	1,503
Management fees	13	63
Financial advisory services	—	32
Interest expense — Denham Credit Facility	—	246
Interest expense — Bridge Financing Loans	—	197

Legal Services

A former director and current stockholder of the Company is senior counsel to Paul, Hastings, Janofsky & Walker LLP

(“Paul Hastings”), a law firm that provides legal services to the Company.  Paul Hastings provides the Company with general legal services, which are recorded in general and administrative expenses, and has provided legal services associated with the Restructuring and amendments to the Company’s supply and hedging facilities that existed prior to the Restructuring, which were deferred on the consolidated balance sheets, to be amortized over the estimated useful lives associated with the related agreements.  Paul Hastings is expected to continue to provide legal services to the Company in future periods.

Management Fees

Effective September 23, 2009, the Company agreed to pay a former director and current stockholder of Holdings, who is also senior counsel to Paul Hastings, annual fees of $50,000 for management consulting services provided to the Company.  Less than $0.1 million of fees associated with this arrangement were recorded in general and administrative expenses for the three months ended September 30, 2010 and 2009.  In addition, the Company granted RSUs to the former director in January 2010, pursuant to which the Company will record $22,000 of compensation expense ratably from January 15, 2010 through October 1, 2010.

Prior to the Restructuring, the Company had agreed to pay Denham, Charter Mx LLC and a former director, all of which are shareholders of the Company, aggregate annual fees of $0.9 million, for management consulting services provided to the Company.  Management fees of approximately $0.2 million related to these arrangements were recorded as general and administrative expenses on the Company’s consolidated statements of operations during the three months ended September 30, 2009.  These management consulting services arrangements were terminated on September 22, 2009, in connection with the Restructuring.

Financial Advisory Services

Prior to the Restructuring, the Company had a financial advisory services agreement with an affiliate of Greenhill Capital Partners, a significant stockholder of the Company (the “Greenhill Agreement”).  Under the Greenhill Agreement, Greenhill provided advisory services in connection with liquidity options considered during the Restructuring, which were recorded in general and administrative expenses during the respective periods.  The Greenhill Agreement was terminated effective September 22, 2009, in connection with the Restructuring.

Interest Expense — Denham Credit Facility

Denham is a significant stockholder of the Company.  As of June 30, 2009, the Company had borrowed the $12.0 million available line under the Denham Credit Facility, which bore interest at 9% per annum.  In connection with the Restructuring, the outstanding balance under the Denham Credit Facility was repaid, including accrued interest, and the facility was terminated.

Interest Expense — Bridge Financing Loans

In November 2008, as required by amendments to the Company’s credit facility that existed prior to the Restructuring, Charter Mx LLC, Denham and four members of the Company’s senior management team agreed to provide Bridge Financing Loans in an aggregate amount of $10.4 million.  Interest accrued to such Bridge Financing Loans was as follows: (1) 16% per annum from the closing date through April 6, 2009; (2) 18% per annum from April 7, 2009 through July 6, 2009; and (3) 20% per annum from July 7, 2009 through September 22, 2009.  The Bridge Financing Loans were repaid, with accrued interest, prior to or in connection with the Restructuring.

Note 17.  Commitments and Contingencies

Capacity Commitments

The Company enters into agreements for transportation and storage of natural gas.  Since the demand for natural gas in the winter is high, the Company agreed to pay for certain capacity on the transportation systems utilized for up to a twelve-month period.  These take-or-pay agreements obligate the Company to pay for the capacity committed even if it does not use that capacity.  For contracts outstanding as of September 30, 2010, the total committed capacity charges were approximately $4.5 million.  Total amounts purchased under such agreements were approximately $9.2 million and $7.6 million for the three months ended September 30, 2010 and 2009, respectively.  These agreements are due to expire during various months during the twelve months ending September 30, 2011, and may be replaced with new contracts as necessary.

The terms of the ISDA Master Agreements require that the Company release natural gas transportation and delivery capacity to RBS Sempra in those markets where such releases are allowed by applicable regulations and/or LDC guidelines, and require RBS Sempra to perform certain transportation and storage nominations.  During fiscal year 2010, the Company released transportation and storage capacity in several markets to RBS Sempra according to a mutually acceptable schedule and in a manner intended to ensure an effective transition of these functions.  Under the terms of the ISDA Master Agreements, the Company is obligated to reimburse RBS Sempra for various direct costs associated with transportation and storage capacity that RBS Sempra is managing on the Company’s behalf.

Physical Commodity Purchase Commitments

Under the Commodity Supply Facility, the Company is obligated to purchase minimum annual amounts of natural gas and electricity from RBS Sempra.  Refer to Note 13 for additional information regarding the minimum purchase obligations under the Commodity Supply Facility.

Legal Proceedings and Environmental Matters

From time-to-time, the Company is a party to claims and legal proceedings that arise in the ordinary course of business, including investigations of product pricing and billing practices, sales practices and employment matters. The Company does not believe that any such proceedings to which it is currently a party will have a material adverse impact on its results of operations, financial position or cash flows.

The Company does not have physical custody or control of the natural gas provided to its customers, or any facilities used to produce or transport natural gas or electricity.  Although the Company holds title to natural gas in interstate pipelines and storage tanks, it believes that the carriers have the liability risk associated with infrastructure failures that could cause environmental issues.  Therefore, the Company does not believe that it has significant exposure to legal claims or other liabilities associated with environmental concerns.

Note 18.  Business Segments

The Company’s core business is the retail sale of natural gas and electricity to end-use customers in deregulated markets.  Accordingly, the Company’s business is classified into two business segments: natural gas and electricity.  Through these business segments, natural gas and electricity are sold at fixed and variable contracted prices based on the demand or usage of customers.

The Company’s principal operations are located in the U.S.  Its foreign operations, which are located in Canada, comprised less than 1% of the Company’s consolidated total assets at September 30, 2010 and June 30, 2010 and less than 1% of consolidated sales of natural gas and electricity for the three months ended September 30, 2010 and 2009.

Financial information for the Company’s business segments is summarized in the following table.

	Natural Gas	Electricity	Total
	(in thousands)
Three Months ended September 30, 2010:
Sales	$43,240	$51,123	$94,363
Cost of goods sold (excluding unrealized gains (losses) from risk management activities, net) (1)	(42,013)	(41,410)	(83,423)
Gross profit (excluding unrealized gains (losses) from risk management activities, net) (1)	$1,227	$9,713	10,940

Items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains (losses) from risk management activities, net			(2,879)
Operating expenses			(24,785)
Interest expense, net of interest income			(6,707)

Loss before income tax benefit			$(23,431)

Assets allocated to business segments at period end:
Accounts receivable, net	$24,070	$23,110	$47,180
Natural gas inventories	21,988		21,988
Goodwill	3,810		3,810
Customer acquisition costs, net	17,912	15,573	33,485
Total assets allocated to business segments	$67,780	$38,683	$106,463

Three Months ended September 30, 2009:
Sales	$51,495	$24,478	$75,973
Cost of goods sold (excluding unrealized gains (losses) from risk management activities, net) (1)	(43,786)	(18,932)	(62,718)
Gross profit (excluding unrealized gains (losses) from risk management activities, net) (1)	$7,709	$5,546	13,255

Items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains (losses) from risk management activities, net			11,738
Operating expenses			(22,313)
Interest expense, net of interest income			(12,916)

Loss before income tax benefit			$(10,236)

Assets allocated to business segments at period end:
Accounts receivable	$25,016	$10,879	$35,895
Natural gas inventories	38,116	—	38,116
Goodwill	3,810	—	3,810
Customer acquisition costs, net	19,280	6,443	25,723
Total assets allocated to business segments	$86,222	$17,322	$103,544

(1)          Includes realized losses from risk management activities, but excludes unrealized gains (losses) from risk management activities. As the underlying customer contracts are not marked to market, the unrealized gains (losses) from risk management activities do not offer an accurate indication of the ultimate cash impact to the business, which is not determinable until delivery of natural gas under the customer contracts and the associated gain (loss) on risk management activity is realized.

Note 19.  Condensed Consolidating Financial Information

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

MXENERGY HOLDINGS INC.

Consolidating Balance Sheet

September 30, 2010

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$52	$324	$7,494	$—	$7,870
Restricted cash	—	—	1,305	—	1,305
Fixed Rate Notes Escrow Account	8,977	—	—	—	8,977
Intercompany accounts receivable	113,669	—	—	(113,669)	—
Accounts receivable, net	—	38	47,142	—	47,180
Accounts receivable, net — RBS Sempra	—	—	13,084	—	13,084
Natural gas inventories	—	—	21,988	—	21,988
Income taxes receivable	—	—	6,164	—	6,164
Deferred income taxes	—	—	2,170	—	2,170
Other current assets	12	39	14,378	—	14,429
Total current assets	122,710	401	113,725	(113,669)	123,167
Goodwill	—	—	3,810	—	3,810
Customer acquisition costs, net	—	—	33,485	—	33,485
Fixed assets, net	—	1	3,125	—	3,126
Deferred income taxes	—	—	2,837	—	2,837
Deferred debt issue costs	—	—	11,345	—	11,345
Intercompany notes receivable	73,706	—	—	(73,706)	—
Investment in subsidiaries	(73,162)	—	—	73,162	—
Other assets	—	51	474	—	525
Total assets	$123,254	$453	$168,801	$(114,213)	$178,295

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$6	$131	$21,906	$—	$22,043
Intercompany accounts payable	—	1,714	111,955	(113,669)	—
Current portion of unrealized losses from risk management activities, net	—	—	18,943	—	18,943
Deferred revenue	—		13,436	—	13,436
Total current liabilities	6	1,845	166,240	(113,669)	54,422
Unrealized losses from risk management activities, net	—	—	625	—	625
Long-term debt	59,645	—	—	—	59,645
Intercompany notes payable	—	—	73,706	(73,706)	—
Total liabilities	59,651	1,845	240,571	(187,375)	114,692

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity (deficit):
Class A Common Stock	339	—	—	—	339
Class B Common Stock	40	—	—	—	40
Class C Common Stock	170	—	—	—	170
Additional paid-in-capital	139,805	—	—	—	139,805
Contributed capital	—	1	—	(1)	—
Class A Treasury stock	(99)	—	—	—	(99)
Accumulated other comprehensive loss	(182)	(182)	—	182	(182)
Accumulative deficit	(76,470)	(1,211)	(71,770)	72,981	(76,470)
Total stockholders’ equity	63,603	(1,392)	(71,770)	73,162	63,603
Total liabilities and stockholders’ equity	$123,254	$453	$168,801	$(114,213)	$178,295

MXENERGY HOLDINGS INC.

Consolidating Balance Sheet

June 30, 2010

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$22	$384	$5,814	$—	$6,220
Restricted cash	—	—	1,574	—	1,574
Fixed Rate Notes Escrow Account	8,977	—	—	—	8,977
Intercompany accounts receivable	111,769	—	—	(111,769)	—
Accounts receivable, net	—	44	48,881	—	48,925
Accounts receivable, net — RBS Sempra	—	—	43,054	—	43,054
Natural gas inventories	—	—	15,861	—	15,861
Income taxes receivable	—	—	6,063	—	6,063
Deferred income taxes	—	—	1,378	—	1,378
Other current assets	29	11	16,232	—	16,272
Total current assets	120,797	439	138,857	(111,769)	148,324
Goodwill	—	—	3,810	—	3,810
Customer acquisition costs, net	—	—	30,425	—	30,425
Fixed assets, net	—	1	2,738	—	2,739
Deferred income taxes	—	—	3,629	—	3,629
Deferred debt issue costs	—	—	12,552	—	12,552
Intercompany notes receivable	73,706	—	—	(73,706)	—
Investment in subsidiaries	(48,826)	—	—	48,826	—
Other assets	—	50	491	—	541
Total assets	$145,677	$490	$192,502	$(136,649)	$202,020

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$4	$125	$30,173	$—	$30,302
Intercompany accounts payable	—	1,799	109,970	(111,769)	—
Current portion of unrealized losses from risk management activities, net	—	—	16,731	—	16,731
Deferred revenue	—	—	7,457	—	7,457
Total current liabilities	4	1,924	164,331	(111,769)	54,490
Unrealized losses from risk management activities, net	—	—	1,857	—	1,857
Long-term debt	58,722	—	—	—	58,722
Intercompany notes payable	—	—	73,706	(73,706)	—
Total liabilities	58,726	1,924	239,894	(185,475)	115,069

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity (deficit):
Class A Common Stock	339	—	—	—	339
Class B Common Stock	40	—	—	—	40
Class C Common Stock	164	—	—	—	164
Common stock	—	1	—	(1)	—
Additional paid-in-capital	139,702	—	—	—	139,702
Class A Treasury stock	(99)	—	—	—	(99)
Accumulated other comprehensive loss	(156)	(156)	—	156	(156)
Accumulative deficit	(53,039)	(1,279)	(47,392)	48,671	(53,039)
Total stockholders’ equity	86,951	(1,434)	(47,392)	48,826	86,951
Total liabilities and stockholders’ equity	$145,677	$490	$192,502	$(136,649)	$202,020

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

Three Months Ended September 30, 2010

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$85	$94,278	$—	$94,363
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	34	79,825	—	79,859
Realized losses from risk management activities	—	—	3,564	—	3,564
Unrealized losses from risk management activities	—	—	2,879	—	2,879
	—	34	86,268	—	86,302
Gross profit	—	51	8,010	—	8,061

Operating expenses:
General and administrative expenses	1,271	(17)	14,424	—	15,678
Advertising and marketing expenses	—	—	1,425	—	1,425
Reserves and discounts	—	—	2,053	—	2,053
Depreciation and amortization	—	—	5,629	—	5,629
Equity in operations of consolidated subsidiaries	22,160	—	—	(22,160)	—
Total operating expenses	23,431	(17)	23,531	(22,160)	24,785

Operating (loss) profit	(23,431)	68	(15,521)	22,160	(16,724)
Interest expense, net	—	—	6,707	—	6,707
(Loss) income before income tax benefit (expense)	(23,431)	68	(22,228)	22,160	(23,431)
Income tax benefit	—	—	—	—	—
Net (loss) income	$(23,431)	$68	$(22,228)	$22,160	$(23,431)

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

Three Months Ended September 30, 2009

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$151	$75,822	$—	$75,973
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	60	48,751	—	48,811
Realized losses from risk management activities	—	—	13,907	—	13,907
Unrealized losses from risk management activities	—	—	(11,738)		(11,738)
	—	60	50,920	—	50,980
Gross profit	—	91	24,902	—	24,993
Operating expenses:
General and administrative expenses	(117)	(87)	14,599	—	14,395
Advertising and marketing expenses	—	—	454	—	454
Reserves and discounts	—	—	1,843	—	1,843
Depreciation and amortization	—	8	5,613	—	5,621
Equity in operations of consolidated subsidiaries	11,812	—	—	(11,812)	—
Total operating expenses	11,695	(79)	22,509	(11,812)	22,313

Operating (loss) profit	(11,695)	170	2,393	11,812	2,680
Interest expense, net	(1,459)	—	14,375	—	12,916
(Loss) income before income tax benefit (expense)	(10,236)	170	(11,982)	11,812	(10,236)
Income tax benefit	—	—	—	—	—
Net (loss) income	$(10,236)	$170	$(11,982)	$11,812	$(10,236)

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

Three Months Ended September 30, 2010

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by operating activities	$18	$51	$3,645	$—	$3,714

Investing activities:
Asset acquisitions and business combinations	—	—	(62)	—	(62)
Purchases of fixed assets	—	—	(841)	—	(841)
Net cash used in investing activities	—	—	(903)	—	(903)

Financing activities:
Payroll taxes paid for issuance of common stock from RSUs	(1,161)	—	—	—	(1,161)
Net intercompany transfers	1,173	(111)	(1,062)	—	—
Net cash provided by (used in) financing activities	12	(111)	(1,062)	—	(1,161)

Net increase in cash and cash equivalents	30	(60)	1,680	—	1,650
Cash and cash equivalents at beginning of period	22	384	5,814	—	6,220
Cash and cash equivalents at end of period	$52	$324	$7,494	$—	$7,870

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

Quarter Ended September 30, 2009

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net cash provided by operating activities	$1,459	$69	$29,539	$—	$31,067

Investing activities
Asset acquisitions and business combinations	—	—	(131)	—	(131)
Purchases of fixed assets	—	—	(245)	—	(245)
Net cash used in investing activities	—	—	(376)	—	(376)

Financing activities
Repayment of Floating Rate Notes due 2011	(26,700)	—	—	—	(26,700)
Repayment of Denham Credit Facility	—	—	(12,000)	—	(12,000)
Repayment of Bridge Financing under the Revolving Credit Facility	—	—	(5,400)	—	(5,400)
Deferred debt issuance costs	—	—	(6,038)	—	(6,038)
Stock issuance costs	(313)	—	—	—	(313)
Net intercompany transfers	25,554	—	(25,554)	—	—
Net cash used in financing activities	(1,459)	—	(48,992)	—	(50,451)

Net increase (decrease) in cash and cash equivalents	—	69	(19,829)	—	(19,760)
Cash and cash equivalents at beginning of period	—	262	23,004	—	23,266
Cash and cash equivalents at end of period	$—	$331	$3,175	$—	$3,506

Note 20.  Subsequent Events

The Company has evaluated subsequent events for the period from October 1, 2010 through the date on which these condensed consolidated financial statements were issued.  Based upon this evaluation, there were no material events or transactions during this period that required recognition or disclosure in these consolidated financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

Definitions

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “Holdings” refer to MXenergy Holdings Inc., a Delaware corporation.  References to “the Company,” “we,” “us,” “our,” or similar terms refer to Holdings together with its consolidated subsidiaries.

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

References to “RCEs” refer to residential customer equivalents, each of which represents a natural gas customer with a standard consumption of 100 MMBtus per year or an electricity customer with a standard consumption of 10 MWhrs per year.  These quantities, which are used for convenience, represent estimates of the approximate annual amount of natural gas or electricity used by a typical household in some parts of the country.  Such estimates are primarily based on profiles of historical consumption by our customers.

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

References to “heating degree days” refer to the number of calendar days during a reporting period during which the average daily temperature was less than 65 degrees within our markets, weighted by the actual number of natural gas RCEs within such markets.  References to “cooling degree days” refer to the number of calendar days during a reporting period during which the average daily temperature was greater than 65 degrees within our markets, weighted by the actual number of electricity RCEs within such markets.  The impact of weather on operating results for our natural gas and electricity business segments is measured using heating degree day and cooling degree day data, respectively.

EXECUTIVE OVERVIEW

Our loss before income tax benefit was $23.4 million for the three months ended September 30, 2010, which represented a $13.2 million increase from our loss before income tax benefit of $10.2 million for the same period in the prior fiscal year.  Higher electricity gross profit was more than offset by lower natural gas gross profit and higher operating expenses.

We utilize a measure referred to as Adjusted EBITDA (as defined below) to evaluate our operating performance and liquidity position.  Significant activity affecting Adjusted EBITDA for the three months ended September 30, 2010, as compared with the same quarter in the prior fiscal year, is summarized in the following table.

($ in thousands)

Adjusted EBITDA for the three months ended September 30, 2009	$(3,554)
Increases (decreases) in Adjusted EBITDA due to:
Change in gross profit (excluding unrealized (gains) losses from risk management activities):
Lower natural gas gross profit	(6,482)
Higher electricity gross profit	4,167
Higher operating expenses (excluding depreciation, amortization and stock compensation expense)	(1,077)
Adjusted EBITDA for the three months ended September 30, 2010	$(6,946)

In September 2009, we completed a debt and equity restructuring (the “Restructuring”), which included a number of transactions and amendments to corporate documents.  Material impacts of the Restructuring on our financial position, results of operations and cash flows were disclosed in the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “2010 Form 10-K”).  We believe that the Restructuring has improved our financial and liquidity position, while eliminating operating constraints previously imposed on us under our former supply and commodity hedging facilities.

After completion of the Restructuring in September 2009, we expanded our marketing activities to support planned growth in our customer base using our traditional marketing channels.  By comparison, prior to the Restructuring, our marketing activities were constrained as a result of limitations placed on our operations by our former credit and commodity hedging facilities.  For the remainder of the current fiscal year, we intend to continue with our strategic growth initiatives to build brand awareness using our traditional marketing channels as well as new approaches.  In addition, we will continue to evaluate opportunities to enter new markets and to acquire new customer portfolios that are consistent with our overall growth strategy, our operating and information systems environments, our risk management policy, and our supply, hedging and financing capabilities.

Our natural gas gross profit was negatively impacted during the quarter ended September 30, 2010 by changes in the timing and recognition of certain fixed transportation and capacity charges necessitated by certain provisions of the Commodity Supply Facility.  Refer to “RESULTS OF OPERATIONS,” located elsewhere in Item 2 of this Quarterly Report, for additional commentary regarding natural gas gross profit.

In April 2010, we began delivering natural gas to an LDC in Ohio as part of a Standard Service Offer program (the “SSO Program”).  Under the SSO Program, for the twelve-month period from April 1, 2010 through March 31, 2011, we will receive a New York Mercantile Exchange (“NYMEX) referenced price plus a price adjustment for natural gas delivered by the LDC to its customers who are eligible to participate in the SSO Program.  We expect that our gross profit per MMBtu sold to the LDC will be lower under the SSO Program than the gross profit that we normally experience from our direct retail energy customers.  Based upon estimates received directly from the LDC, we expect that the customers assigned to us in connection with the SSO Program will consume approximately 9.5 million MMBtus of natural gas annually, the majority of which will occur during the upcoming winter heating season.

During the quarter ended September 30, 2010, we recorded revenue related to approximately 0.5 million MMBtus of natural gas in connection with the SSO Program, and the SSO Program had a negative impact on our natural gas gross profit for the quarter due to a mismatch in the timing of fixed transportation and capacity costs in relation to revenues which will not be recorded until the commodity is delivered to customers.  We expect to recover these costs during the upcoming winter months when the commodity is delivered to our customers in the SSO Program.

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

EBITDA is defined as net income (loss) before interest expense, income tax expense (benefit), depreciation and amortization.  Adjusted EBITDA is defined by management as net income (loss) before interest expense, income tax expense (benefit), depreciation, amortization, stock compensation expense and unrealized gains (losses) from risk management activities.  Management believes the items excluded from EBITDA to calculate Adjusted EBITDA are not indicative of true operating performance or liquidity of the business and generally reflect non-cash charges.  Therefore, we believe that EBITDA would not provide an accurate reflection of the economic performance of the business since it includes the unrealized gains (losses) from risk management activities without giving effect to the offsetting changes in market value of the underlying customer contracts, which are being economically hedged.  In addition, as the underlying customer contracts are not marked-to-market, the unrealized gains (losses) from risk management activities do not offer an accurate indication of the ultimate cash impact to the business, which is not determinable until delivery of natural gas and electricity under the customer contracts and the associated gain (loss) on risk management activity is realized.

Management uses Adjusted EBITDA for a variety of purposes, including assessing our performance and liquidity, allocating our resources for operational initiatives (e.g., establishing margins on sales initiatives), allocating our resources for business growth strategies (e.g., considering acquisition opportunities), determining new marketing initiatives, determining market entry and rationalizing our internal resources.  In addition, Adjusted EBITDA is a key variable for estimating our equity value, including various equity instruments (such as common stock, preferred stock, restricted stock units, stock options and warrants), and assessing compensation incentives for our employees.  Management also provides financial performance measures to our senior executive team and significant stockholders with an emphasis on Adjusted EBITDA, on a consolidated basis, as the appropriate basis with which to measure the performance and liquidity of our business.  Furthermore, certain financial ratios and covenants in the agreements governing our Commodity Supply Facility are based on Adjusted EBITDA, as well as other items.  Accordingly, management and our significant stockholders utilize Adjusted EBITDA as a primary measure when assessing our operating performance and liquidity of our business.

EBITDA and Adjusted EBITDA have limitations as analytical tools in comparison to operating income or other combined income data prepared in accordance with U.S. GAAP.  These limitations include the following:

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

•                  Adjusted EBITDA has not been adjusted to reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations; and

•                  Other companies, including other companies in our industry, may calculate these measures differently than as presented in this Quarterly Report, limiting its usefulness as a comparative measure.

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

	Three Months Ended September 30,
	2010	2009
	($ in thousands)
Sales of natural gas and electricity	$94,363	$75,973
Cost of goods sold	86,302	50,980
Gross profit	8,061	24,993
Operating expenses	24,785	22,313
Operating income (loss)	(16,724)	2,680
Interest expense, net of interest income	6,707	12,916
Loss before income tax benefit	(23,431)	(10,236)
Income tax (expense) benefit	—	—
Net loss	(23,431)	(10,236)

Items to reconcile net loss to EBITDA :
Add: Interest expense, net of interest income	6,707	12,916
Depreciation and amortization	5,629	5,621
Income tax expense (benefit)	—	—
EBITDA	(11,095)	8,301

Items to reconcile EBITDA to Adjusted EBITDA:
Add: Stock compensation expense	1,270	(117)
Unrealized (gains) losses from risk management activities	2,879	(11,738)
Adjusted EBITDA	$(6,946)	$(3,554)

Selected Operating Data

Selected data for our natural gas and electricity operations is provided in the following table.

	Three Months Ended September 30,
	2010	2009
Natural gas business segment:
Average RCEs during the period (1)	441,000	477,000
MMBtus sold during the period	4,026,000	4,345,000
Sales per MMBtu sold during the period	$10.74	$11.85
Gross profit per MMBtu sold during the period (2)	$0.30	$1.77
Heating degree days during the period	33	39

Electricity business segment:
Average RCEs during the period	182,000	76,000
MWhrs sold during the period	496,000	216,000
Sales per MWhr sold during the period	$103.07	$113.32
Gross profit per MWhr sold during the period (2)	$19.58	$25.68
Cooling degree days during the period	861	791

(1)          Excludes RCEs to be served in connection with the SSO Program pursuant to a one-year contract that expires March 31, 2011.

(2)          Includes fee income and realized losses from risk management activities, but excludes unrealized (gains) losses from risk management activities.

Quarterly trends for natural gas and electricity RCEs and for renewal and in-contract attrition percentages are summarized in the following table.

	Customer Activity for the Quarter Ended
	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009

RCEs at end of quarter:
Natural gas customers (1)	445,000	433,000	438,000	446,000	470,000
Electricity customers	189,000	173,000	130,000	81,000	77,000
Total	634,000	606,000	568,000	527,000	547,000

Average RCEs during the quarter:
Natural gas customers (1)	441,000	432,000	439,000	458,000	477,000
Electricity customers	182,000	159,000	106,000	78,000	76,000
Total	623,000	591,000	545,000	536,000	553,000

Customer renewals and attrition for the twelve-month period ending on the quarter-end date:
Customer renewal percentage (2)	92%	93%	93%	92%	90%
In-contract attrition percentage (3)	27%	26%	25%	29%	33%

(1)          Excludes RCEs to be served in connection with the SSO Program pursuant to a one-year contract that expires March 31, 2011.

(2)          At the end of each customer contract term, customer contracts in most of our markets are renewed upon notification by the marketers unless the customer indicates otherwise.  Customer renewal percentages in the table represent the percentage of customers who received such notification and ultimately continued their relationship with us.  The percentage is calculated for the twelve months preceding the period-end date.

(3)          In-contract customer attrition percentage is defined as: (1) the percentage of loss of fixed rate customers before their contract term officially expires; and (2) the percentage of loss of any variable rate customers, whose contracts generally do not have expiration dates.  The percentage is calculated for the twelve months preceding the period-end date. Attrition data is calculated based upon actual customer level data.  For analytical purposes, we assume that one RCE represents a natural gas customer with a standard consumption of 100 MMBtus per year, or an electricity customer with a standard consumption of 10 MWhr per year.  However, each customer does not actually consume 100 MMBtu of natural gas or 10 MWhr of electricity.  For example, one of our mid-market or large commercial customers may consume the equivalent of several hundred or even thousands of RCEs.  Therefore, any reduction or increase in RCEs in any of our markets does not necessarily correlate directly with net customer attrition.

Average natural gas RCEs for the quarter ended September 30, 2010 increased 2% from the prior quarter, but declined 8% from the same period in the prior fiscal year.  Average electricity RCEs for the quarter ended September 30, 2010 increased 14% from the prior quarter and increased 139% from the same period in the prior fiscal year.  Steady electricity customer growth over the nine months prior to September 30, 2010 and more recent natural gas customer growth during fiscal year 2011 were due to expanded marketing activities.  Advertising and marketing expenses increased $1.1 million, or 304%, during the first quarter of fiscal year 2011, as compared with the same period in the prior fiscal year.  Additionally, customer acquisition costs capitalized increased $5.8 million, or 250%, during the quarter ended September 30, 2010.

Since the completion of the Restructuring in September 2009, we have focused on growth in many of our traditional electricity markets in order to improve the seasonal cash flow associated with the electricity business segment and to reduce risks associated with commodity and geographic concentrations.  In addition, actual electricity RCEs as of September 30, 2010 include over 55,000 customers added as a result of our expansion into new electricity markets in Pennsylvania and Maryland during the nine months ended September 30, 2010.

Our cost to acquire customers approximated $100 per RCE for the quarter ended September 30, 2010, which was consistent with the cost to acquire customers during the fiscal year ended June 30, 2010.

Seasonality of Operations

Natural gas and electricity sales accounted for approximately 46% and 54%, respectively, of our total sales for the three months ended September 30, 2010 and 82% and 18%, respectively, of our total sales for the fiscal year ended June 30, 2010.  The mix of natural gas and electricity sales varies significantly during the reporting quarters within our fiscal year due to the seasonality of our business.  The majority of natural gas customer consumption occurs during the months of November through March.  By contrast, electricity customer consumption peaks during the months of June through September.  Because the natural gas business segment comprises such a large component of our overall business operations for our entire fiscal year, the second and third fiscal quarters represent the seasonal peak of operating results for our full fiscal year.

Cash collections from our natural gas customers peak in the spring of each calendar year, while cash collections from electricity customers peak in late summer and early fall.  We utilize a considerable amount of cash from operations to meet working capital requirements during the months of November through March of each fiscal year.  In addition, we utilize considerable cash to purchase natural gas inventories during the months of April through October.

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

The impact of rapidly rising or falling commodity prices also varies greatly depending on the period of time in which they occur during our fiscal year.  Although commodity price movements can have material short-term impacts on monthly and quarterly operating results, our economic hedging and contract pricing strategies are designed to reduce the impact of such trends on operating results for a full fiscal year.  Therefore, the short-term impacts of changing commodity prices should be considered in the context of our annual operating cycle.

New Accounting Pronouncements

New accounting pronouncements are summarized in Note 2 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report.  Such disclosure is incorporated herein by reference.

Related Party Transactions

Transactions with related parties are summarized in Note 16 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report.  Such disclosure is incorporated herein by reference.

BALANCE SHEET OVERVIEW

Guaranteed and Non-Guaranteed Customer Accounts Receivable

Accounts receivable, net is summarized in the following table.

	Balances at
	September 30, 2010	June 30, 2010
	($ in thousands)
Billed customer accounts receivable:
Guaranteed by LDCs	$15,834	$11,736
Non-guaranteed by LDCs	17,782	21,543
	33,616	33,279
Unbilled customer accounts receivable (1):
Guaranteed by LDCs	9,336	10,206
Non-guaranteed by LDCs	5,751	7,211
	15,087	17,417
Total customer accounts receivable	48,703	50,696
Less: Allowance for doubtful accounts	(4,482)	(5,074)
Customer accounts receivable, net	44,221	45,622
Imbalance settlements and other receivables, net (2)	2,959	3,303
Accounts receivable, net	$47,180	$48,925

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

We operate in 41 market areas located in 14 U.S. states and two Canadian provinces.  Our diversified geographic coverage mitigates the credit exposure that could result from concentrations in a single LDC territory or a single regulatory jurisdiction, from extreme local weather patterns or from an economic downturn in any single geographic region.

Our credit risk is limited as certain LDCs guarantee billed and unbilled customer accounts receivable or amounts due for delivered gas and electricity.  In markets where the LDC guarantees receivables, we are exposed only to the credit risk of the LDC, rather than that of our actual customers.  As of September 30, 2010 and June 30, 2010, all of our billed and unbilled customer accounts receivable in guaranteed markets were from LDCs with investment grade credit ratings.  We periodically review payment history, credit ratings and financial information for LDCs to ensure that we identify and respond to any deteriorating trends.

Imbalance settlements represent differences between the natural gas or electricity delivered to LDCs or independent service operators (“ISOs”) for consumption by our customers and actual usage by our customers.  We expect that such imbalances will be settled with cash within the fiscal year following the balance sheet date.  Imbalance settlements will fluctuate from period to period depending on the market price for natural gas and electricity, weather patterns and other factors that affect customer consumption, and the timing of cash remittances from LDCs and ISOs.  These receivables are generally due from counterparties with investment grade credit ratings.

The allowance for doubtful accounts represents our estimate of potential credit losses associated with customer accounts receivable in markets where such receivables are not guaranteed by LDCs.  We assess the adequacy of our allowance for doubtful accounts through review of the aging of customer accounts receivable and general economic conditions in the markets that we serve.  Based upon this review as of September 30, 2010, and for the three months then ended, we believe that our allowance for doubtful accounts is adequate to cover potential credit losses related to customer accounts receivable.  Additional commentary regarding credit risk management, our allowance for doubtful accounts and our provision for doubtful accounts is provided in Item 3 of this Quarterly Report.

We have limited exposure to risk associated with high concentrations of sales volumes with individual customers.  As a result of our participation in the SSO Program, the LDC in Ohio became our largest single customer, accounting for approximately 12% of our natural gas sales volume for the three months ended September 30, 2010.

Natural Gas Inventories

Natural gas inventories are summarized in the following table.

	Balances at
	September 30, 2010	June 30, 2010
	($ in thousands)

Storage inventory for delivery to customers	$14,595	$9,956
Imbalance settlements in-kind (1)	7,393	5,905
Total	$21,988	$15,861

(1)          Represents inventory to be transferred to us or our customers from LDCs as a result of an excess of natural gas deliveries over amounts used by customers in prior periods.  We expect these inventories to be transferred to us or our customers within the upcoming twelve-month period.

We report the volume of natural gas held in storage in MMBtus, which is a standard unit of heating equivalent measure for natural gas.  The increase in the recorded value of storage inventory for delivery to customers from June 30, 2010 to September 30, 2010 was primarily due to normal seasonal accumulation of natural gas held in storage as we prepare to serve our natural gas customers over the upcoming winter season.  The volume of natural gas held in storage increased 50% from 1.8 million MMBtus at June 30, 2010 to 2.7 million MMBtus at September 30, 2010.

Natural gas inventories are valued on a weighted-average cost basis, which includes related transportation and storage costs, and which does not exceed net realizable value. The weighted-average cost per MMBtu of natural gas held in storage decreased 1% from June 30, 2010 to September 30, 2010.

Accounts Receivable, Net — RBS Sempra

In connection with our exclusive supply, commodity hedging and credit agreements (the “Commodity Supply Facility”) with RBS Sempra, certain banking relationships that previously belonged to us are now under the name and control of RBS Sempra.  RBS Sempra releases cash to us as required to meet our ongoing operating cash requirements.  The Company records the cash balance held by RBS Sempra on the Company’s behalf as a receivable from RBS Sempra.

The agreements that govern the Commodity Supply Facility (the “ISDA Master Agreements”) include provisions that allow for net settlement of: (i) the cash amount due from RBS Sempra; (ii) the net amounts due from or due to RBS Sempra from settlement of derivative contracts; and (iii) amounts due to RBS Sempra for commodity purchases and fees accrued under the Commodity Supply Facility.  The net amount due from RBS Sempra, which is reported as accounts receivable, net — RBS Sempra on the consolidated balance sheets, was $13.1 million and 43.1 million at September 30, 2010 and June 30, 2010, respectively.  These net accounts receivable balances include approximately $18.9 million and $19.0 million of amounts owed to RBS Sempra for commodity purchases.

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

Reconciliations of gross profit by business segment to net income (loss) before income tax (expense) benefit are disclosed in Note 17 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Gross Profit (Before Unrealized Gains (Losses) from Risk Management Activities, Net) by Business Segment

Gross profit (before unrealized gains (losses) from risk management activities, net) by business segment is summarized in the following table.  For purposes of this analysis, gross profit before unrealized gains (losses) from risk management activities includes fee income and realized gains (losses) from risk management activities, but excludes unrealized gains (losses) from risk management activities, net.  As the underlying customer contracts are not marked-to-market, the unrealized gains (losses) from risk management activities do not offer an accurate indication of the ultimate cash impact to the business, which is not determinable until delivery of natural gas under the customer contracts and the associated gain (loss) on risk management activity is realized.

	Three Months Ended September 30,		2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)

Natural gas	$1,227	$7,709	$(6,482)	(84)
Electricity	9,713	5,546	4,167	75
Total gross profit (before unrealized gains (losses) from risk management activities, net)	$10,940	$13,255	$(2,315)	(17)

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

•                  Volatility in the market price of natural gas that we purchase for delivery to our customers; and

•                  Results of our economic hedging policy that is intended to reduce our financial exposure to changes in the price of natural gas.

Significant activity affecting natural gas gross profit (before unrealized (gains) losses from risk management activities, net) for the quarters ended September 30, 2010 and 2009 is summarized in the following tables.

	Three Months Ended September 30,
	2010		2009
Natural gas gross profit summary:	Amount	Amount per MMBtu Sold	Amount	Amount per MMBtu Sold
	($ in thousands)

Gross profit (before unrealized gains (losses) from risk management activities)	$1,227	$0.30	$7,709	$1.77
Add (less) the relative cost (benefit) during the period associated with commodity price volatility and economic hedging activity:
Weighted-average cost of gas methodology	287	0.07	(963)	(0.22)
Realized (gains) losses from risk management activities associated with natural gas inventory at end of period	1,579	0.39	1,218	0.28
	3,093	0.76	7,964	1.83
Fee income	(3,522)	(0.87)	(4,293)	(0.99)
Amount attributable to natural gas delivered to customers	$(429)	$(0.11)	$3,671	$0.84

	Three Months Ended September 30,		2010 versus 2009 Increase (Decrease)
Selected operating data for the natural gas business segment:	2010	2009	Amount	%
	($ in thousands)

Average RCEs during the period (1)	441,000	477,000	(36,000)	(8)
MMBtus sold during the period	4,026,000	4,345,000	(319,000)	(7)
Gross profit per MMBtu sold during the period	$0.30	$1.77	$(1.47)	(83)

(1)          Excludes RCEs to be served in connection with the SSO Program pursuant to a one-year contract that expires March 31, 2011.

Impact of Weighted Average Cost of Gas Inventory Valuation Methodology on Cost of Sales

Our weighted average cost of gas (“WACOG”) methodology for the valuation of natural gas inventory assumes that all purchases of natural gas are initially capitalized as natural gas inventories in the consolidated balance sheet.  The resulting WACOG is then utilized to calculate the cost of natural gas subsequently sold.  As a result, when the price per MMBtu of natural gas purchased during a reporting period is less than the WACOG at the beginning of the period, the WACOG will be lower at the end of the period than at the beginning of the period.  The reduction in inventory value per MMBtu deferred in the balance sheet between the beginning and end of an operating period is reflected as an increase in cost of natural gas sold in the consolidated statement of operations for the period.

Conversely, for reporting periods during which natural gas prices per MMBtu are greater during the period than the WACOG at the beginning of that period, the WACOG will be higher at the end of the period than at the beginning of the period, resulting in lower cost of natural gas inventory sold for that period.

The impacts described above on the WACOG are more pronounced in periods where we inject storage gas and have an increase in storage volume from the beginning to the end of the period.  Offsetting net increases or decreases in gross profit are generally realized in future periods as these inventories are sold.

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

Fee Income

Lower fee income was due primarily to a reduction in the number of customers served in markets where we are responsible for billing, and lower credit-related fees due to improved credit quality of the overall customer portfolio.

Gross Profit Attributable to Natural Gas Delivered to Customers

During the quarter ended September 30, 2010, we recorded revenue associated with approximately 0.5 million MMBtus of natural gas consumed by customers in connection with the SSO Program, and the SSO Program had a negative impact on our natural gas gross profit for the quarter due to a mismatch in the timing of fixed transportation and capacity costs in relation to revenues which will not be recorded until the commodity is delivered to customers.  We expect to recover these costs during the upcoming winter months when the commodity is delivered to our customers in the SSO Program.  Excluding the impact of the SSO Program, we recorded positive gross profit for the first quarter of fiscal year 2011.

Excluding the impact of the SSO Program, lower gross profit attributable to natural gas delivered to customers was due to the combined impact of a 65% decrease in gross profit per MMBtu sold to customers and a 19% reduction in the volume of natural gas sold to customers.

Our gross profit per MMBtu sold was negatively impacted during the quarter ended September 30, 2010 by changes in the timing and recognition of certain fixed transportation and capacity charges necessitated by certain provisions of the Commodity Supply Facility.  In connection with the Commodity Supply Facility we assigned certain storage inventory and capacity rights to RBS Sempra that we owned during the quarter ended September 30, 2009.  Our WACOG methodology considers all direct costs incurred to acquire inventory, including a component of fixed transportation costs.  Since we have lower storage volumes in fiscal year 2011 we have a lower amount of fixed transportation costs deferred in our balance sheet and a greater amount of these costs expensed to cost of goods sold, which reduced our gross profit per MMBtu sold.  We expect to recover these costs by recording revenue during the upcoming winter months as we deliver higher volumes of natural gas to our customers, which will effectively reduce the fixed transportation cost per MMBtu.

Electricity Gross Profit

Significant activity affecting electricity gross profit (before unrealized (gains) losses from risk management activities, net) for the quarters ended September 30, 2010 and 2009 is summarized in the following table.

	Three Months Ended September 30,
	2010		2009
Electricity gross profit summary:	Amount	Amount per MWhr Sold	Amount	Amount per MWhr Sold
	($ in thousands)

Gross profit (before unrealized gains (losses) from risk management activities)	$9,713	$19.58	$5,546	$25.68
Fee income	(507)	(1.02)	(438)	(2.03)
Amount attributable to electricity delivered to customers	$9,206	$18.56	$5,108	$23.65

	Three Months Ended September 30,		2010 versus 2009 Increase (Decrease)
Selected operating data for the electricity business segment:	2010	2009	Amount	%
	($ in thousands)

Average RCEs during the period	182,000	76,000	106,000	139
MWhrs sold during the period	496,000	216,000	280,000	130
Gross profit per MWhrs sold during the period	$19.58	$25.68	$(6.10)	(24)

Higher electricity gross profit for the three months ended September 30, 2010 was driven by a 130% increase in the volume of MWhrs sold, which primarily resulted from higher average electricity RCEs served, partially offset by a 24% decrease in gross profit per MWhr sold to customers.  Competitive pricing environments in many of our electricity markets, including our new market in Pennsylvania, resulted in lower gross profit per unit sold.

Gains and Losses from Risk Management Activities, Net

Realized and unrealized (gains) losses from risk management activities, net, included in cost of goods sold are summarized in the following table.

	Three Months Ended September 30,		2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)

Realized losses from risk management activities	$3,564	$13,907	$(10,343)	(74)
Unrealized losses (gains) from risk management activities	2,879	(11,738)	14,617	NM
Total realized and unrealized (gains) losses from risk management activities, net	$6,443	$2,169	$4,274	(197)

NM — Not meaningful.

Unrealized gains and losses from risk management activities recorded on the consolidated balance sheets primarily reflect the current market values for commodity derivatives utilized as economic hedges to reduce our exposure to changes in the prices of natural gas and electricity.  Changes in such market values during the term of a derivative contract are recorded as unrealized gains and losses from risk management activities on the consolidated statements of operations.  As derivative contracts expire and related market values are settled, realized gains and losses are recorded on the consolidated statements of operations.

Net unrealized losses from risk management activities during the quarter ended September 30, 2010 were due to generally lower average forward commodity prices during the period, as compared with the previous quarter.  Conversely, net unrealized gains from risk management activities during the quarter ended September 30, 2009 were due to generally higher average forward commodity prices during the period, as compared with the previous quarter.

Operating Expenses

Operating expenses are summarized in the following table.

	Three Months Ended September 30,		2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)

General and administrative expenses	$15,678	$14,496	$1,182	8
Advertising and marketing expenses	1,425	353	1,072	304
Reserves and discounts	2,053	1,843	210	11
Depreciation and amortization	5,629	5,621	8	—
Total operating expenses	$24,785	$22,313	$2,472	11

General and Administrative Expenses

General and administrative expenses are summarized in the following table.

	Three Months Ended September 30,		2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)

Salaries and employee benefits	$10,390	$8,569	$1,821	21
Professional fees	1,214	2,163	(949)	(44)
Other general and administrative expenses	4,074	3,764	310	8
Total general and administrative expenses	$15,678	$14,496	$1,182	8

In connection with the Restructuring, we recorded approximately $2.2 million of non-recurring general and administrative expenses during the three months ended September 30, 2009, including $0.8 million of transaction-related bonuses, $1.2 million of professional fees incurred in connection with various potential liquidity events considered prior to completion of the Restructuring and $0.2 million of severance costs.

Excluding the non-recurring expenses noted above, salaries and benefits expenses were approximately $2.8 million higher during the first quarter of fiscal year 2011, as compared with the same period in the prior fiscal year, primarily due to the following factors:

•                  Stock-based compensation expense was $1.4 million higher during the first quarter of fiscal year 2011, due to vesting of restricted stock units granted during the second quarter of fiscal year 2010.  Stock-based compensation expense was minimal during the first quarter of fiscal year 2010 due to termination of our then existing incentive compensation plans in connection with the Restructuring;

•                  We recorded generally higher employee compensation costs during the first quarter of fiscal year 2011 resulting from expanded operations to support actual and planned growth in our customer base; and

•                  The employer portions of health insurance and various other employee welfare benefits were generally higher for the first quarter of fiscal year 2011, primarily as a result of significant increases in the total premiums associated with these benefits.

Advertising and Marketing Expenses

As part of an overall corporate strategy to manage our liquidity position, and in response to constraints that our former supply and hedging facilities placed on our marketing activities, we curtailed our sales and marketing expenditures for several months prior to the Restructuring.  This resulted in significantly lower advertising and marketing expenses during the quarter ended September 30, 2009, as compared with our historical levels.

Subsequent to the Restructuring, we implemented various elements of a growth and marketing plan, which included strategic marketing initiatives in our current markets as well as incremental marketing expenses related to new markets, particularly a new electricity market in Pennsylvania.  As a result, during the quarter ended September 30, 2010, we incurred marketing expenditures that reflected a return to historical levels prior to the Restructuring.

Reserves and Discounts

Reserves and discounts are summarized in the following table.

	Three Months Ended September 30,		2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)

Provision for doubtful accounts	$1,392	$1,593	$(201)	(13)
Contractual discounts for LDC guarantees of customer accounts receivable (1)	661	250	411	164
Total reserves and discounts	$2,053	$1,843	$210	11

(1)          By agreement, certain LDCs guarantee the collection of customer accounts receivable.  Contractual discounts charged by various LDCs average approximately 1% of collections, which is effectively the cost to guarantee the customer accounts receivable.

Lower provision for doubtful accounts during the quarter ended September 30, 2010, as compared with the same period in the prior fiscal year, was primarily due to the following factors:

•                  Sales of natural gas and electricity in markets where customer accounts receivable are not guaranteed by LDCs decreased 16% during the current quarter;

•                  Credit environments generally stabilized in many of our markets during the final nine months of fiscal year 2010 and the first quarter of fiscal year 2011.  By comparison, during fiscal year 2009 and the first quarter of fiscal year 2010, we experienced deterioration in the aging of our customer accounts receivable in certain of our larger markets in Georgia, Texas and the northeastern U.S., which resulted in charge-offs of customer accounts receivable and provisions for doubtful accounts that were higher than our historical levels; and

•                  Purchase acquisitions usually result in incremental reserves associated with the customer portfolios purchased.  We did not complete any purchase acquisitions during fiscal year 2010 or the first quarter of fiscal year 2011.  By comparison, our acquisition of Catalyst Natural Gas, LLC during fiscal year 2009 contributed to higher allowance and provision for doubtful accounts in our Georgia natural gas market during the quarter ended September 30, 2009.

Higher contractual discounts for LDC guarantees of customer accounts receivable during the quarter ended September 30, 2010 were due to significantly higher sales of natural gas and electricity within our LDC-guaranteed markets.  The weighted-average contractual discount rates for the current quarter were comparable to the rates for the same period in the prior fiscal year.

We continuously monitor economic conditions and collections experience in our markets in order to assess appropriate levels of our allowance for doubtful accounts.  Refer to Item 3 of this Quarterly Report for additional commentary regarding our management of credit risk.

Depreciation and Amortization

Depreciation and amortization is summarized in the following table.

	Three Months Ended September 30,		2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)

Depreciation of fixed assets	$454	$948	$(494)	(52)
Amortization of customer acquisition costs	5,175	4,672	503	11
Other amortization expense	—	1	(1)	NM
Total depreciation and amortization	$5,629	$5,621	$8	—

NM — Not meaningful.

Higher amortization of customer acquisition costs for the quarter ended September 30, 2010 resulted primarily from higher additions to capitalized customer acquisition costs during fiscal year 2010 and the first quarter of fiscal year 2011, as compared with the comparable prior year periods.  Such higher amortization expense was offset by lower depreciation and amortization expense associated with software, fixed assets and customers acquired in connection with a 2006 purchase acquisition, which were fully depreciated or amortized as of August 2009.

Interest Expense, net

Significant components of interest expense, net are summarized in the following table.

	Three Months Ended September 30,		2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)
Interest related to debt instruments:
Fixed Rate Notes due 2014 (1)	$2,229	$199	$2,030	(96)
Floating Rate Notes due 2011 (1)	131	3,283	(3,152)	NM
Denham Credit Facility (2)	—	246	(246)	(100)

Interest and fees related to commodity supply and hedging facilities (3):
Commodity Supply Facility	1,982	63	1,919	NM
Former supply and hedging facilities	—	2,851	(2,851)	(100)

Change in value of interest rate swaps (4)	260	972	(712)	(73)
Amortization of deferred debt issuance costs and discount on issuance of long-term debt	2,131	5,290	(3,159)	(60)
Other interest expense	10	61	(51)	(84)

Total interest expense	6,743	12,965	(6,222)	(48)
Less: Interest income	(36)	(49)	13	(27)
Interest expense, net	$6,707	$12,916	$(6,209)	(48)

(1)

On September 22, 2009, we exchanged $158.8 million aggregate principal amount of outstanding Floating Rate Notes due 2011 (the “Floating Rate Notes due 2011”) for $26.7 million of cash, $67.8 million aggregate principal amount of 13.25% Senior Subordinated Secured Notes due 2014 (the “Fixed Rate Notes due 2014”) and 33,940,683 shares of newly authorized Class A Common Stock.

(2)

As of June 30, 2009, we had a $12.0 million outstanding balance under a credit agreement with Denham Commodity Partners LP (the “Denham Credit Facility”). On September 22, 2009, all amounts previously borrowed were repaid and the Denham Credit Facility was terminated.

(3)	Effective September 22, 2009, in connection with the Restructuring, our former supply and hedging facilities were replaced by the Commodity Supply Facility with RBS Sempra.
(4)

We utilize interest rate swap agreements to manage exposure to interest rate fluctuations associated with the Floating Rate Senior Notes due 2011 and letters of credit issued under the Commodity Supply Facility. Mark-to-market adjustments and interest expense associated with these swap arrangements are recorded as adjustments to interest expense, net.

NM	Not meaningful.

Interest expense, net, includes approximately $2.4 million and $6.3 million of non-cash interest expense for the quarter ended September 30, 2010 and 2009, respectively, which is associated with changes in the value of interest rate swaps, amortization of deferred debt issuance costs and amortization of discount on issuance of long-term debt.  The remaining interest expense for both periods primarily includes interest and fees paid or to be paid in connection with our long-term debt and our supply and hedging facilities.

Interest Related to Debt Instruments

Lower total interest expense associated with debt instruments for fiscal year 2010 is primarily due to decreased total debt balances resulting from the Restructuring.  The total aggregate principal balance outstanding under debt instruments decreased from approximately $177.2 million prior to the Restructuring to $74.2 million after the Restructuring.

Lower interest expense associated with the Floating Rate Notes due 2011 for fiscal year 2010 was due to a combination of lower debt balances and lower interest rates.  As a result of the Restructuring, the average aggregate outstanding principal balance of Floating Rate Notes due 2011 decreased to approximately $6.4 million for the first quarter of fiscal year 2011, from $149.7 million for the same period in the prior fiscal year.  The weighted-average interest rate for the Floating Rate Notes due 2011 also decreased to 8.08% for the first quarter of fiscal year 2011 from 8.67% for the same period in the prior fiscal year.

The $67.8 million aggregate principal amount of Fixed Rate Notes due 2014 issued in connection with the Restructuring bears interest at 13.25%, which is higher than the average interest rates on outstanding debt instruments prior to the Restructuring.  The higher interest rate on the Fixed Rate Notes due 2014 partially offset the impact of lower average debt balances for fiscal year 2011.

Interest and Fees Related to Commodity Supply and Hedging Facilities

During the three months ended September 30, 2009, we incurred significant fees related to extension and winding down of our supply and hedging facilities that existed prior to the Restructuring.  Excluding these incremental fees, the fees associated with our supply and hedging activities are generally lower under the Commodity Supply Facility than those under our former supply and hedging facilities.

Amortization of Deferred Debt Issuance Costs and Discount on Issuance of Long-Term Debt

Amortization of deferred debt issuance costs and original issue discount for the quarter ended September 30, 2009 included the following activity, which did not re-occur during the quarter ended September 30, 2010:

•                  In connection with the Restructuring, approximately $158.8 million aggregate principal amount of Floating Rate Notes due 2011 was exchanged for cash, Fixed Rate Notes due 2014 and Class A Common Stock.  As a result, we recorded incremental interest expense of $3.1 million during the quarter ended September 30, 2009, which represents accelerated amortization equivalent to a pro rata portion of the original issue discount and deferred debt issuance costs associated with the Floating Rate Notes due 2011 that were exchanged in connection with the Restructuring.

•                  During fiscal year 2009 and the first three months of fiscal year 2010, we negotiated several amendments to our former supply and hedging facilities.  Approximately $9.1 million of total fees associated with these amendments were deferred during fiscal year 2009 and the first three months of fiscal year 2010, which were amortized through the September 21, 2009 maturity date of our former supply and hedging facilities.  Incremental interest expense associated with amortization of these costs was approximately $1.6 million for the quarter ended September 30, 2009.

In connection with the Restructuring, we deferred approximately $16.0 million of costs related to the Commodity Supply Facility and the Fixed Rate Notes due 2014, including cash expenditures of approximately $7.0 million and the aggregate $9.0 million fair value of Class B Common Stock issued to RBS Sempra in a non-cash transaction as a condition of their entry into the ISDA Master Agreements.  Amortization of these costs resulted in approximately $2.1 million and $0.3 million of interest expense during the quarters ended September 30, 2010 and 2009, respectively.

Income Taxes

Our effective income tax rate was 0% for the three months ended September 30, 2010 and 2009.  For both periods, we recorded a valuation allowance that reduced any tax benefit which would otherwise have been recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Our policy is to establish a valuation allowance if it is “more likely than not” that the related tax benefits will not be realized.  As of September 30, 2010 and June 30, 2010, we determined based on available evidence, including historical financial results for the last three years, that it is “more likely than not” that a portion of these items may not be recoverable in the future.  Accordingly, we recorded valuation allowances of $37.1 million and $28.1 million at September 30, 2010 and June 30, 2010, respectively, related to non-recovery of deferred tax assets.

Liquidity and Capital Resources

Our principal sources of liquidity for our ongoing operations are cash collected from sales of natural gas and electricity to customers and available credit under our Commodity Supply Facility.  Our primary liquidity requirements arise primarily from our seasonal working capital needs, including purchases of natural gas inventories, collateral requirements related to supplier, LDC, transportation and storage arrangements, acquisition of customers and debt service obligations.  Because we sell natural gas and electricity, we are subject to material variations in short-term obligations under our Commodity Supply Facility on a seasonal basis, due to the timing and price of commodity purchases to meet customer demands.

As a result of the Restructuring completed in September 2009, we significantly decreased our outstanding debt obligations and debt service requirements for the final nine months of fiscal year 2010, the first quarter of fiscal year 2011 and for future years.  In addition, our supply and hedging facilities that existed prior to the Restructuring were replaced by the Commodity Supply Facility, which provides us with a stable source of liquidity through August 2012 with an investment grade counterparty.  Overall, the transactions consummated in the Restructuring improved our liquidity position, improved our financial and operational flexibility and allowed us to compete more effectively within the markets that we serve.

Under the Commodity Supply Facility, we have $39.7 million of liquidity available to us as of September 30, 2010, of which $13.1 million represents net cash due to us from RBS Sempra.

Cash Flow

During the three months ended September 30, 2010, our cash and cash equivalents increased $1.7 million to a balance of $7.9 million at the end of the period.  Approximately $3.7 million of cash was provided by operating activities during the period, which reflects a $27.4 million decrease from the $31.1 million provided by operations for the three months ended September 30, 2009.

For the three months ended September 30, 2009, cash provided from operations included the release of $75.0 million of restricted cash upon maturity of our former supply and hedging facilities in September 2009, which was offset by a $9.0 million transfer from cash and cash equivalents to the Fixed Rate Notes Escrow Account.  Excluding these Restructuring-related transactions, cash provided by (used in) operating activities increased to $3.7 million provided during the quarter ended September 30, 2010 from $35.0 million used during the quarter ended September 30, 2009.  This increase in cash provided from operating activities was due to the net result of cash receipts, commodity purchases and other activity associated with the Commodity Supply Facility, which are accounted for by the Company in accounts receivable, net, RBS Sempra.  The balance of accounts receivable, net — RBS Sempra decreased $30.0 million during the quarter ended September 30, 2010, as compared with an increase of $11.9 million during the same period in the prior fiscal year, resulting in $41.9 million net cash provided by operating activities.

The Restructuring also resulted in the following material uses of cash and cash equivalents from financing activities during the three months ended September 30, 2009:

•                  $26.7 million was paid to bondholders in partial exchange for their Floating Rate Notes due 2011;

•                  $12.0 million of principal outstanding, plus accrued and unpaid interest, under the Denham Credit Facility was repaid and the Denham Credit Facility was terminated;

•                  $6.4 million of legal, consulting and other fees directly related to various Restructuring transactions were paid and recorded as deferred debt issuance costs ($6.1 million) and stock issuance costs ($0.3 million).  The deferred debt issuance costs will be amortized as an increase to interest expense over the remaining terms of the related agreements; and

•                  $5.4 million of principal outstanding of Bridge Financing Loans, plus accrued and unpaid interest, were repaid and the Bridge Financing Loans were terminated.

Commodity Supply Facility

Under the Commodity Supply Facility, the primary obligors are MXenergy Inc. and MXenergy Electric Inc. and all obligations are guaranteed by Holdings and its other domestic subsidiaries.  Obligations under the Commodity Supply Facility are secured by a first priority lien on substantially all of Holdings’ and its domestic subsidiaries’ existing and future assets, other than an interest reserve account held on behalf of the holders of the Fixed Rate Notes due 2014.  The maturity date of the Commodity Supply Facility is August 31, 2012.  RBS Sempra will have the right to extend such maturity date by one year at its sole discretion, provided that RBS Sempra gives notice no later than April 30, 2011.

The Commodity Supply Facility provides for the exclusive supply of physical (other than as needed for balancing) and financial natural gas and electricity, credit support (including letters of credit and guarantees) for certain collateral needs, payment extension financing and/or storage financing as needed, and associated hedging transactions in order to maintain our required matched trading book.  In addition, the Commodity Supply Facility provides that we release natural gas transportation and storage capacity to RBS Sempra and for RBS Sempra to perform certain natural gas and electricity nominations. The Commodity Supply Facility also will provide for RBS Sempra to act on our behalf to satisfy the requirements of regional transmission operators for capacity rights and ancillary services.

Under the supply terms of the Commodity Supply Facility, we have the ability to: (1) seek commodity price quotes from third parties for certain physically or financially settled transactions with respect to gas and electricity; and (2) request that RBS Sempra enter into such transactions with such third parties at such prices and to concurrently enter into back-to-back off-setting transactions with us with respect to such third party transactions.  RBS Sempra is not obligated to enter into a transaction with any third party unless RBS Sempra is satisfied with such transaction and the volume of those transactions does not exceed annual limits.  In addition to the actual purchase price paid by RBS Sempra and certain related costs and expenses, we will be charged a fee for such third-party purchases.

The Commodity Supply Facility also provides for certain volumetric fees for all natural gas and electricity purchases, as well as minimum purchase requirements for both natural gas and electricity over the initial three-year term and over the optional one-year extension term.

Under the hedging terms of the Commodity Supply Facility, the aggregate notional exposure amount of fixed price hedges allowed to be entered into by us will be limited to $260.0 million, without adjustment for mark-to-market movements thereafter.  Fixed price hedges will be limited to a contract length term of 24 months.  In addition, the fixed price portfolio of hedges will be limited to a weighted-average volumetric tenor not to exceed 14 months in duration.  With regard to our fixed price customer mix, we may not, during any 12 month period, enter into any new fixed price contracts with respect to the gas business where the residential customer equivalents of such contracts are greater than 75% of all residential customer equivalents of all new contracts entered into during such period and/or maintain a customer portfolio with more than 325,000 residential customer equivalents operating under fixed price contracts.

The Commodity Supply Facility provides for cash borrowings of up to $45.0 million that we may access to finance seasonal working capital requirements, provided that we are in compliance with the Collateral Coverage Ratio requirement, as described below.  These cash borrowings will accrue interest at the greater of: (1) RBS Sempra’s cost of funds plus 5%; or (2) two-month LIBOR plus 5%.  Outstanding credit support (e.g., letters of credit and/or guarantees) provided by RBS Sempra will accrue interest at LIBOR plus 3%, with a minimum rate of 4% except that, if the cash held in certain collateral accounts exceeds all outstanding settlement payments under the Commodity Supply Facility by $27.0 million, interest will accrue at a reduced rate of 1% on the amount of outstanding credit support in excess of $27.0 million.

In accordance with the terms of the ISDA Master Agreements, we are required to maintain a minimum collateral coverage ratio (the “Collateral Coverage Ratio”) of 1.25:1.00 for the months of October through March (inclusive) and 1.40:1.00 for any other calendar month.  The Collateral Coverage Ratio is calculated as the ratio of: (1) certain of our assets, primarily cash, amounts due from RBS Sempra representing our operating cash, accounts receivable from our customers and LDCs and natural gas inventories to (2) certain of our liabilities, primarily arising from exposure and/or amounts due to RBS Sempra as a result of our agreements (including amounts due for the purchase of natural gas and electricity, accrued but unpaid financing fees and settlements arising from derivative contracts).

As of September 30, 2010, we had a Collateral Coverage Ratio of approximately 2.57:1.00.  The calculation of the Collateral Coverage Ratio as of September 30, 2010 reflected available liquidity under the Commodity Supply Facility of approximately $39.7 million.  As of September 30, 2010, we had no outstanding cash advances and had $34.1 million of letters of credit outstanding under the Commodity Supply Facility.

We must maintain a consolidated tangible net worth, as defined in the ISDA Master Agreements, of at least $60.0 million.

With regard to our fixed price customer mix, we may not, without the written consent of RBS Sempra, enter into any fixed price contracts, excluding renewals of existing fixed price contracts, if:

•                  During any twelve-month period, more than 75% of all residential customer equivalents (“RCEs”) have been added under fixed price contracts;

•                  During any twelve-month period, more than 235,000 RCEs have been added under fixed price contracts; and

•                  Our fixed price RCEs exceeds 325,000 at any time.

We received a limited waiver from RBS Sempra, which allowed us to add more than 235,000 RCEs under fixed price contracts during the first contract year of the Commodity Supply Facility.

Other key provisions of the ISDA Master Agreements are described in the consolidated financial statements included in our 2010 Form 10-K.  As of September 30, 2010, we were in compliance with all provisions of the ISDA Master Agreements.

In connection with the Commodity Supply Facility, certain banking relationships that previously belonged to us are now under RBS Sempra’s name and control.  RBS Sempra releases cash to us as required to meet our ongoing operating cash requirements.  The ISDA Master Agreements also include provisions that allow for net settlement of amounts due from and due to RBS Sempra.  Accordingly, we report amounts due from and due to RBS Sempra net on our consolidated balance sheets.  At September 30, 2010, the net $13.1 million amount due from RBS Sempra, which is reported as accounts receivable, net — RBS Sempra on the consolidated balance sheets, represents net cash available to us for working capital needs during future months.

Fixed Rate Notes due 2014

Pursuant to the Restructuring completed in September 2009, we issued $67.8 million aggregate principal amount of Fixed Rate Notes due 2014.  Interest on the Fixed Rate Notes due 2014 accrues at the rate of 13.25% per annum and is payable semi-annually in cash on February 1 and August 1 of each year, commencing on February 1, 2010, to the holders of record of the Fixed Rate Notes due 2014 on the immediately preceding January 15 and July 15.  The Fixed Rate Notes due 2014 will mature on August 1, 2014.  The Fixed Rate Notes due 2014 were issued at a discount of $17.8 million, which was recorded as a reduction from the Fixed Rate Notes due 2014 on our consolidated balance sheets, and which is being amortized as an increase to interest expense over the remaining life of the Fixed Rate Notes due 2014.

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

Under the terms of the indenture that governs the Fixed Rate Notes due 2014, we were required to file an effective registration statement for the Fixed Rate Notes due 2014 with the SEC within one year from the consummation date of the Restructuring, which we failed to do.  Failure to do so resulted in a 0.25% increase to the interest rate on the Fixed Rate Notes due 2014, effective September 28, 2010.

Floating Rate Notes due 2011

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

The weighted-average interest rate for the Floating Rate Notes due 2011 was 8.08% and 8.67% for the three months ended September 30, 2010 and 2009, respectively.  We have entered into interest rate swap agreements to hedge the floating rate interest expense on the Floating Rate Notes due 2011.  Refer to Item 3 of this Quarterly Report for additional commentary regarding our management of interest rate risk and the interest rate swaps.

Contractual Obligations

Under the Commodity Supply Facility, we are obligated to purchase a minimum of 130,000,000 MMBtus of natural gas from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 39,000,000 MMBtus during the first contract year; (2) 44,000,000 MMBtus during the second contract year; and (3) 47,000,000 MMBtus during the third contract year.  In addition, we are obligated to purchase a minimum of 1,850,000 MWhrs of electricity from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 500,000 MWhrs during the first contract year; (2) 650,000 MWhrs during the second contract year; and (3) 700,000 MWhrs during the third contract year.  The estimated total value of these purchases will depend upon the market price of natural gas at the time of purchase.  We will be obligated to pay a volumetric fee for any unused balance of the minimum volume purchase requirement for any contract year, or if the agreement is terminated prior to the end of the contract.  During the three months ended September 30, 2010, our average price paid for natural gas ranged from a high of approximately $5.30 per MMBtu in August 2010 to a low of approximately $3.90 per MMBtu in September 2010, and our average price paid for electricity ranged from a high of approximately $88.70 per MWhr in August 2010 to a low of approximately $69.90 per MWhr in September 2010.

During the first contract year of the Commodity Supply Facility, our actual purchases of commodity from RBS Sempra exceeded the minimum purchase obligations for natural gas and electricity.  Under the terms of the ISDA Master Agreements, such excess of actual purchases over the minimum purchase obligations are deducted from the minimum purchases requirement for the second contract year of the Commodity Supply Facility.  As of September 30, 2010, the commodity to be purchased for delivery to our customers during the second contract year of the Commodity Supply Facility is expected to exceed the minimum purchase obligation for natural gas and electricity for that year.

Off-Balance Sheet Arrangements

As of September 30, 2010 and June 30, 2010, we did not have any off-balance sheet arrangements.

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

The natural gas swap instruments are generally settled with respect to each delivery month against the final settlement price determined on the last trading day of the Henry Hub futures contract listed for such month on the NYMEX.  In the case of electricity swap instruments, settlement is based on ISO settlement prices during the month.  Natural gas basis swaps are typically settled against the first of the month published index prices at various trading points that relate to locations where we have customer obligations.  Basis swaps are priced based on the NYMEX settlement price on the last trading day of the futures contract delivery month plus or minus an agreed-upon premium or discount.  All of the natural gas and electricity swaps have been executed “over-the-counter” on a bilateral basis under the Commodity Supply Facility.  We also enter into financial swaps with other counterparties in order to meet electricity requirements. These are settled based on the index price for the appropriate ISO.  We only execute financial swaps with entities with investment grade credit ratings.  As of September 30, 2010, our hedge positions extended through October 2013.

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

The potential losses in the fixed price natural gas portfolio using our actual net open position at the end of each month during the three months ended September 30, 2010 and 2009 are summarized in the following table.

	Three Months Ended September 30,
Potential loss during the period	2010	2009
	($ in thousands)

Average	$13	$23
Maximum	14	33
Minimum	12	17

There have been no material changes in our methodology or policies regarding commodity price risk management during the three months ended September 30, 2010.

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

We also are exposed to credit risk in our sales activities.  For the three months ended September 30, 2010, approximately 44% of our total sales of natural gas and electricity were within markets where LDCs do not guarantee customer accounts receivable while 56% of our total sales were within markets where LDCs guarantee customer accounts receivable at a weighted average discount rate of approximately 1%.  For the three months ended September 30, 2009, approximately 64% of our total sales of natural gas and electricity were within markets where LDCs do not guarantee customer accounts receivable while 36% of total sales were within markets where LDCs guarantee customer accounts receivable.  Such discount is the cost incurred to guarantee the customer accounts receivable.  In cases where the LDC guarantees customer accounts receivable, we are exposed only to the credit risk of the LDC, rather than that of our actual customers.  We monitor the credit ratings of LDCs and the parent companies of LDCs that guarantee our customer accounts receivable.  As of September 30, 2010, all of our customer accounts receivable in guaranteed markets was with LDCs with investment grade credit ratings.  We also periodically review payment history and financial information for LDCs to ensure that we identify and respond to any deteriorating trends.

The allowance for doubtful accounts represents our estimate of potential credit losses associated with customer accounts receivable in markets where such receivables are not guaranteed by LDCs.  We assess the adequacy of our allowance for doubtful accounts through review of the aging of customer accounts receivable and our assessment of the general economic conditions in the markets that we serve.  Based upon our review as of September 30, 2010, we believe that the allowance for doubtful accounts is adequate to cover potential credit losses related to customer accounts receivable.  An analysis of our allowance for doubtful accounts is provided in the following table.

	Three Months Ended September 30,
	2010	2009
	(in thousands)

Balance at beginning of period	$5,074	$7,344
Add: Provision for doubtful accounts	1,392	1,593
Less: Net (charge offs) recoveries of customer accounts receivable	(1,984)	(2,597)
Balance at end of period	$4,482	$6,340

Allowance for doubtful accounts as a percentage of total customer accounts receivable in non-guaranteed markets	19.0%	21.6%
Provision for doubtful accounts as a percentage of sales of natural gas and electricity in non-guaranteed markets	3.37%	3.26%

The allowance for doubtful accounts as a percentage of total customer accounts receivable in non-guaranteed markets fluctuates significantly during our fiscal year depending on seasonal sales activity.  For the quarterly reporting periods during fiscal year 2010, such percentages ranged from 9.2% at March 31, 2010, which reflects customer sales activity during our peak revenue period, to 21.6% at September 30, 2009, which reflects customer sales activity during our lowest revenue period.

There have been no material changes in our methodology or policies regarding credit risk management during the three months ended September 30, 2010.

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

We have not designated interest rate swaps as hedges and, accordingly, changes in the market value of the interest rate swaps are charged directly to interest expense.  As of September 30, 2010, the total unrealized loss from risk management activities on the consolidated balance sheets related to interest rate swaps was approximately $4.1 million.  As of September 30, 2010, we were required to post $4.1 million of cash as collateral for our mark-to-market exposure related to the outstanding interest rate swap agreement.

Under the Commodity Supply Facility, we are subject to variable interest rates in connection with cash borrowings and credit support, primarily in the form of letters of credit, provided by RBS Sempra.  As of September 30, 2010, approximately $34.1 million of letters of credit were outstanding under the Commodity Supply Facility, in addition to the $6.4 million aggregate principal of Floating Rate Notes due 2011.

Based on the net exposure as of September 30, 2010 resulting from the interest rate swap, the letters of credit outstanding under the Commodity Supply Facility and the outstanding balance of Floating Rate Notes due 2011 on the consolidated balance sheets as of September 30, 2010, the impact of a 1% change in interest rates on interest expense for a twelve-month period is estimated to be approximately $0.4 million.

There have been no material changes in our methodology or policies regarding credit risk management during the three months ended September 30, 2010.

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

An evaluation was conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of September 30, 2010, due to the material weakness in our internal control over financial reporting described below.

In our 2010 Form 10-K, we reported our conclusion that certain prior year deficiencies continued to constitute a material weakness in our internal control over financial reporting.  As of June 30, 2010, we instituted enhanced processes and controls to remediate the outstanding deficiencies, although the effectiveness of such new controls was not yet adequately tested for all of our markets as of June 30, 2010.  Although we continue to make progress with our remediation plan, we have not completed our testing of these controls in order to reach the conclusion that such controls are effective for all our markets as of September 30, 2010.  Therefore, we concluded that the material weakness in the design and operation of our internal controls over financial reporting still exists as of September 30, 2010 such that there was a reasonable possibility that a material misstatement of our interim or annual financial statements would not have been prevented or detected on a timely basis.  There were no changes in internal controls during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There are many risk factors that could materially affect our business, financial condition and results of operations.  There have been no material changes to the risk factors disclosed in our 2010 Annual Report.

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

Date: November 12, 2010	MXENERGY HOLDINGS INC.
(Registrant)

/s/ Jeffrey A. Mayer
Jeffrey A Mayer
President and Chief Executive Officer
(Principal executive officer)

Date: November 12, 2010	/s/ Chaitu Parikh
Chaitu Parikh
Executive Vice President and Chief Financial Officer
(Principal financial officer)

Index to Exhibits

Exhibit Number	Title
3.1	Third Amended and Restated Certificate of Incorporation of MXenergy Holdings Inc. (1)
3.2	Fourth Amended and Restated Bylaws of MXenergy Holdings Inc. (1)
31.1	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32	Certification required by 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *†

*	Filed herewith.
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

(1)	Filed with the Company’s Current Report on Form 8-K filed on July 28, 2010.