Form 10-Q
period 2010-12-31
MxEnergy Holdings Inc
filed 2011-02-14
CIK 1375814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of January 31, 2011, there were 33,710,902 shares of the Registrant’s Class A Common Stock (par value $0.01 per share), 4,002,290 shares of the Registrant’s Class B Common Stock (par value $0.01 per share) and 17,007,965 shares of the Registrant’s Class C Common Stock (par value $0.01 per share) outstanding.

Documents incorporated by reference: None

*  The registrant is not currently required to submit electronically and post Interactive Data Files in accordance with Rule 405 of Regulation S-T.

MXENERGY HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

Item 1 — Financial Statements

MXENERGY HOLDINGS INC.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

	Balance at
	December 31, 2010	June 30, 2010

Assets
Current assets:
Cash and cash equivalents	$4,288	$6,220
Restricted cash	1,683	1,574
Fixed Rate Notes Escrow Account (Note 14)	8,977	8,977
Accounts receivable from customers and LDCs, net (Note 5)	115,256	48,925
Accounts receivable from RBS Sempra, net (Note 13)	—	43,054
Natural gas inventories (Note 6)	16,918	15,861
Current portion of unrealized gains from risk management activities, net (Notes 11 and 12)	1,830	—
Income taxes receivable	6,959	6,063
Deferred income taxes (Note 9)	994	1,378
Other current assets (Note 7)	12,906	16,272
Total current assets	169,811	148,324
Goodwill	3,810	3,810
Customer acquisition costs, net (Note 8)	33,708	30,425
Fixed assets, net	3,756	2,739
Deferred income taxes (Note 9)	7,644	3,629
Deferred debt issuance costs (Notes 13, 14 and 15)	10,190	12,552
Other assets	529	541
Total assets	$229,448	$202,020

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (Note 10)	$29,821	$30,302
Accounts payable to RBS Sempra, net (Note 13)	31,027	—
Current portion of unrealized losses from risk management activities, net (Notes 11 and 12)	4,257	16,731
Deferred revenue	10,276	7,457
Current portion of long-term debt (Note 14)	6,394	—
Total current liabilities	81,775	54,490
Unrealized losses from risk management activities, net (Notes 11 and 12)	—	1,857
Long-term debt (Note 14)	54,174	58,722
Other long-term liabilities (Note 9)	3,756	—
Total liabilities	139,705	115,069

Commitments and contingencies (Note 17)	—	—

Stockholders’ equity:
Common stock (Note 15)
Class A Common Stock (par value $0.01; 50,000,000 shares authorized; 33,940,683 shares issued and 33,710,902 shares outstanding at December 31, 2010 and June 30, 2010)	339	339
Class B Common Stock (par value $0.01; 10,000,000 shares authorized; 4,002,290 shares issued and outstanding at December 31, 2010 and June 30, 2010)	40	40
Class C Common Stock (par value $0.01; 40,000,000 shares authorized; 17,007,965 shares and 16,413,159 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively)	170	164
Total common stock	549	543
Additional paid-in capital	140,316	139,702
Class A treasury stock (229,781 shares at December 31, 2010 and June 30, 2010)	(99)	(99)
Accumulated other comprehensive loss	(255)	(156)
Accumulated deficit	(50,768)	(53,039)
Total stockholders’ equity	89,743	86,951
Total liabilities and stockholders’ equity	$229,448	$202,020

The accompanying notes are an integral part of these consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands)

	Three Months Ended December 31,
	2010	2009

Sales of natural gas and electricity	$183,816	$152,769
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	131,493	97,855
Realized losses from risk management activities, net	11,512	19,328
Unrealized gains from risk management activities, net	(17,153)	(16,713)
	125,852	100,470
Gross profit	57,964	52,299

Operating expenses:
General and administrative expenses	14,949	12,415
Advertising and marketing expenses	1,698	390
Reserves and discounts	2,660	1,972
Depreciation and amortization	6,551	5,275
Total operating expenses	25,858	20,052

Operating profit	32,106	32,247
Interest expense, net of interest income of $11 and $8, respectively	7,250	8,248
Income before income tax benefit (expense)	24,856	23,999
Income tax benefit (expense)	846	(5,774)
Net income	$25,702	$18,225

	Six Months Ended December 31,
	2010	2009

Sales of natural gas and electricity	$278,180	$228,742
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	211,353	146,666
Realized losses from risk management activities, net	15,076	33,235
Unrealized gains from risk management activities, net	(14,274)	(28,452)
	212,155	151,449
Gross profit	66,025	77,293

Operating expenses:
General and administrative expenses	30,626	26,912
Advertising and marketing expenses	3,123	742
Reserves and discounts	4,714	3,815
Depreciation and amortization	12,180	10,896
Total operating expenses	50,643	42,365

Operating profit	15,382	34,928
Interest expense, net of interest income of $47 and $57, respectively	13,957	21,165
Income before income tax benefit (expense)	1,425	13,763
Income tax benefit (expense)	846	(5,774)
Net income	$2,271	$7,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(dollars in thousands)

	Six Months Ended December 31, 2010
	Common Stock	Additional Paid-in Capital	Class A Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

Balance at June 30, 2010	$543	$139,702	$(99)	$(156)	$(53,039)	$86,951
Issuance of Class C Common Stock	10	—	—	—	—	10
Retirement of Class C Common Stock	(4)	(1,167)	—	—		(1,171)
Stock compensation expense	—	1,781	—	—	—	1,781
Comprehensive loss:
Net income	—	—	—	—	2,271	2,271
Foreign currency translation loss	—	—	—	(99)	—	(99)
Total comprehensive income						2,172
Balance at December 31, 2010	$549	$140,316	$(99)	$(255)	$(50,768)	$89,743

	Six Months Ended December 31, 2009
	Common Stock	Additional Paid-in Capital	Class A Treasury Stock	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity

Balance at June 30, 2009	$47	$18,275	$—	$(3)	$(90,469)	$(72,150)
Issuance of Class A Common Stock	339	81,468	—	—	—	81,807
Issuance of Class B Common Stock	40	9,005	—	—	—	9,045
Issuance of Class C Common Stock	164	28,591	—	—	—	28,755
Acquisition of Class A Treasury Stock	—	—	(99)	—	—	(99)
Cancellation of common stock	(47)	—	—	—	—	(47)
Stock compensation benefit	—	(117)	—	—	—	(117)
Revaluation of redeemable convertible preferred stock	—	—	—	—	25,925	25,925
Comprehensive income:
Net income	—	—	—	—	7,989	7,989
Foreign currency translation	—	—	—	(150)	—	(150)
Total comprehensive income						7,839
Balance at December 31, 2009	$543	$137,222	$(99)	$(153)	$(56,555)	$80,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended December 31,
	2010	2009

Operating activities:
Net income	$2,271	$7,989
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gains from risk management activities, net	(14,274)	(28,452)
Stock compensation expense (benefit)	1,781	(117)
Provision for doubtful accounts	3,200	3,096
Depreciation and amortization	12,180	10,896
Deferred tax (benefit) expense	(3,631)	5,774
Non-cash interest expense, primarily unrealized losses on interest rate swaps and amortization of debt issuance costs	6,008	7,059
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash	(109)	73,111
Accounts receivable	(69,531)	(48,305)
Accounts receivable — RBS Sempra	43,054	—
Natural gas inventories	(1,057)	1,062
Income taxes receivable	(896)	(930)
Fixed Rate Notes Escrow Account	—	(8,977)
Option premiums	66	(335)
Other assets	(403)	(2,149)
Customer acquisition costs	(14,435)	(6,009)
Accounts payable and accrued liabilities	(481)	(13,086)
Accounts payable — RBS Sempra	31,027	26,324
Deferred revenue	2,819	5,613
Other long-term liabilities	3,756	—
Net cash provided by operating activities	1,345	32,564

Investing activities:
Asset acquisitions and business combinations	(117)	(207)
Purchases of fixed assets	(1,928)	(445)
Net cash used in investing activities	(2,045)	(652)

Financing activities:
Repayment of Floating Rate Notes due 2011	—	(26,700)
Repayment of Denham Credit Facility	—	(12,000)
Repayment of Bridge Financing Loans under the Revolving Credit Facility	—	(5,400)
Debt issuance costs	(71)	(6,220)
Payroll taxes paid in connection with issuance of common stock from RSUs	(1,161)	—
Acquisition of Class A treasury stock	—	(99)
Stock issuance costs	—	(329)
Net cash used in financing activities	(1,232)	(50,748)
Net decrease in cash and cash equivalents	(1,932)	(18,836)
Cash and cash equivalents at beginning of period	6,220	23,266
Cash and cash equivalents at end of period	$4,288	$4,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months and Six Months Ended December 31, 2010

Note 1.   Organization and Basis of Presentation

MXenergy Holdings Inc. (“Holdings”) was founded in 1999 as a retail energy marketer, and was incorporated in Delaware on January 24, 2005 as part of a corporate reorganization.  The two principal operating subsidiaries of Holdings are MXenergy Inc. and MXenergy Electric Inc., which are engaged in the marketing and supply of natural gas and electricity, respectively.  Holdings and its subsidiaries (collectively, the “Company”) collectively operate in 41 market areas located in 14 states in the United States (the “U.S.”) and in two Canadian provinces.

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

In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made.  The accounting and reporting policies of the Company are consistent, in all material respects, with those used to prepare the 2010 Form 10-K, except for the impact, if any, of new accounting pronouncements summarized in Note 2 below.  The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures.  Actual amounts could differ from those estimates.  Interim results should not be considered indicative of results for future periods.

Certain reclassifications have been made to prior period amounts to conform to the current period presentations.  Capitalized customer acquisition costs of $6.0 million were reclassified from investing activities to operating activities on the consolidated statement of cash flows for the six months ended December 31, 2009.

Note 2.   New Accounting Pronouncements

Accounting Pronouncements Adopted During the Six Months Ended December 31, 2010

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), which amends FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”  The amended guidance in ASU 2010-06 requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy.  ASU 2010-06 also requires that Level 3 disclosures regarding purchases, sales, issuances and settlements be reported on a gross basis.  ASU 2010-06 clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  The amended guidance in ASU 2010-06 pertaining to disclosure of transfers between levels of the fair value hierarchy, the level of disaggregation of disclosures and disclosure of valuation techniques and inputs used in estimating Level 2 and Level 3 measurements became effective and were adopted for the Company’s quarterly reporting period ended March 31, 2010.

The requirement to disclose purchases, sales, issuances and settlements of instruments that are valued using Level 3 measurements on a gross basis became effective and were adopted for the Company’s quarterly reporting period ended September 30, 2010.  The adoption of this provision of ASU 2010-06 did not have any impact on the Company’s financial statement disclosures as of December 31, 2010.

Accounting Pronouncements Not Yet Adopted as of December 31, 2010

In December 2010, the FASB issued Accounting Standards Update No. 2010-28 (“ASU 2010-28”), which amends FASB ASC Topic 350, “Intangibles — Goodwill and Other.”  The amended guidance in ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those units, the amendments in ASU 2010-28 require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that an impairment loss exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment loss may exist.  ASU 2010-28 will become effective for the Company’s interim reporting period ending March 31, 2011.  Adoption of the provisions of ASU 2010-28 is not expected to have any impact on the Company’s financial position, results of operations or financial statement disclosures.

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

The Restructuring resulted in the following material sources and uses of cash during the six months ended December 31, 2009:

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

•                  $9.0 million was transferred from cash and cash equivalents to an escrow account (the “Fixed Rate Notes Escrow Account”), which is maintained as security for future interest payments related to holders of the 13.25% Senior Subordinated Secured Notes due 2014 (the “Fixed Rate Notes due 2014”);

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

Note 4.   Seasonality of Operations

Natural gas and electricity sales accounted for approximately 65% and 35%, respectively, of the Company’s total sales for the six months ended December 31, 2010 and 82% and 18%, respectively, of the Company’s total sales for the fiscal year ended June 30, 2010.  The mix of natural gas and electricity sales varies significantly during the reporting quarters within the Company’s fiscal year due to the seasonality of its natural gas and electricity businesses.  The majority of natural gas customer consumption occurs during the months of November through March.  By contrast, electricity customer consumption peaks during the months of June through September.  Because the natural gas business segment comprises such a large component of the Company’s overall business operations for its entire fiscal year, the second and third fiscal quarters represent the seasonal peak of operating results for the Company’s full fiscal year.

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

Note 5.   Accounts Receivable from Customers and LDCs, Net

Accounts receivable, net, is summarized in the following table.

	Balances at
	December 31, 2010	June 30, 2010
	(in thousands)
Billed customer accounts receivable:
Guaranteed by LDCs	$34,605	$11,736
Non-guaranteed by LDCs	25,860	21,543
	60,465	33,279
Unbilled customer accounts receivable (1):
Guaranteed by LDCs	32,805	10,206
Non-guaranteed by LDCs	23,143	7,211
	55,948	17,417
Total customer accounts receivable	116,413	50,696
Less: Allowance for doubtful accounts	(4,860)	(5,074)
Customer accounts receivable, net	111,553	45,622
Cash imbalance settlements and other receivables, net (2)	3,703	3,303
Accounts receivable, net	$115,256	$48,925

(1)         Unbilled customer accounts receivable represents estimated revenues associated with natural gas and electricity consumed by customers but not yet billed under the monthly cycle billing method utilized by LDCs.

(2)         Cash imbalance settlements represent differences between natural gas or electricity delivered to LDCs for consumption by the Company’s customers and actual customer usage.  The Company expects such imbalances to be settled in cash within the next 12 months in accordance with contractual payment arrangements with the LDCs.

The Company operates in 41 market areas located in 14 U.S. states and two Canadian provinces.  The Company’s diversified geographic coverage reduces the credit exposure that could result from concentrations in a single LDC territory or a single regulatory jurisdiction, from extreme local weather patterns or from an economic downturn in any single geographic region.

Imbalance settlements represent differences between the natural gas or electricity delivered to LDCs or independent service operators (“ISOs”) for consumption by our customers and actual usage by our customers.  We expect that such imbalances will be settled with cash within twelve months following the balance sheet date.  Imbalance settlements will fluctuate from period to period depending on the market price for natural gas and electricity, weather patterns and other factors that affect customer consumption, and the timing of cash remittances from LDCs or ISOs.  These receivables are generally due from counterparties with investment grade credit ratings.

The Company has limited exposure to risk associated with high concentrations of sales volumes with individual customers.  In April 2010, the Company began delivering natural gas to an LDC in Ohio as part of a Standard Service Offer program (the “SSO Program”).  As a result of the Company’s participation in the SSO Program, the LDC in Ohio became the Company’s largest single customer, accounting for approximately 17% of the Company’s natural gas sales volume for the six months ended December 31, 2010.  Under the SSO Program, for the 12-month period from April 1, 2010 through March 31, 2011, the Company will receive a NYMEX-referenced price plus a price adjustment for natural gas delivered by the LDC to its customers who are eligible to participate in the SSO Program.  The Company will no longer participate in the SSO Program effective April 1, 2011.  The Company’s largest electricity customer accounted for less than 1% of the Company’s electricity sales volume.

The allowance for doubtful accounts represents the Company’s estimate of potential credit losses associated with customer accounts receivable in markets where such receivables are not guaranteed by LDCs.  The Company assesses the adequacy of its allowance for doubtful accounts through review of the aging of customer accounts receivable and general economic conditions in the markets that it serves.  Based upon this review as of December 31, 2010, and for the six months then ended, the Company believes that its allowance for doubtful accounts is adequate to cover potential credit losses related to customer accounts receivable.  An analysis of the allowance for doubtful accounts, credit quality and accounts receivable concentrations are provided in the following table.

	Three Months ended December 31,		Six Months ended December 31,
	2010	2009	2010	2009
	(in thousands)
Allowance for doubtful accounts activity:
Balance at beginning of period	$4,480	$6,340	$5,074	$7,344
Add: Provision for doubtful accounts	1,808	1,503	3,200	3,096
Less: Net charge offs of customer accounts receivable	(1,428)	(2,715)	(3,414)	(5,312)
Balance at end of period	$4,860	$5,128	$4,860	$5,128

Credit quality statistics:
Allowance for doubtful accounts as a percentage of total customer accounts receivable in non-guaranteed markets at end of period	9.9%	9.2%	9.9%	9.2%
Provision for doubtful accounts as a percentage of sales of natural gas and electricity in non-guaranteed markets during the period	2.7%	1.9%	2.9%	2.4%

Percentage of total sales of natural gas and electricity:
In markets where LDCs guarantee customer accounts receivable (1)	63%	48%	61%	44%
In markets where LDCs do not guarantee customer accounts receivable	37%	52%	39%	56%

(1)         For fiscal year 2011, higher percentage of revenue in guaranteed markets primarily reflects incremental revenues related to the SSO Program, and revenue in new electricity markets where customer accounts receivable are guaranteed by the LDC.

The allowance for doubtful accounts as a percentage of total customer accounts receivable in non-guaranteed markets fluctuates significantly during the Company’s fiscal year depending on seasonal sales activity.  The percentage is generally lower at December 31 and March 31, when total customer accounts receivable is high and aged accounts receivable are a relatively small percentage of the total.  The percentage is generally higher at June 30 and September 30, when total customer accounts receivable is low and aged accounts receivable are a relatively large percentage of the total.

Certain LDCs guarantee billed and unbilled customer accounts receivable or amounts due for delivered gas and electricity, which mitigates the Company’s direct credit risk since the Company is exposed only to the credit risk of the LDC, rather than that of its customers.  Reserves and discounts in the consolidated statements of operations includes the provision for doubtful accounts related to customer accounts receivable within markets where such receivables are not guaranteed by LDCs as well as discounts related to customer accounts receivable that are guaranteed by LDCs.  The Company monitors the credit ratings of LDCs and the parent companies of LDCs that guarantee customer accounts receivable.  The Company also periodically reviews payment history and financial information for LDCs to ensure that it identifies and responds to any deteriorating trends.  As of December 31, 2010, all of the Company’s customer accounts receivable in LDC-guaranteed markets were with LDCs with investment grade credit ratings.

Note 6.  Natural Gas Inventories

Natural gas inventories are summarized in the following table.

	Balances at
	December 31, 2010	June 30, 2010
	(in thousands)

Storage inventory for delivery to customers	$11,097	$9,956
Imbalance settlements in-kind (1)	5,821	5,905
Total	$16,918	$15,861

(1)         Represents inventory to be transferred to the Company or its customers from LDCs as a result of an excess of natural gas deliveries over amounts used by customers in prior periods.   The Company expects these inventories to be transferred to the Company or its customers within the upcoming 12-month period.

The Company reports the volume of natural gas held in storage in million British thermal units (“MMBtus”), which is a standard unit of heating equivalent measure for natural gas.  The increase in storage inventory for delivery to customers from June 30, 2010 to December 31, 2010 was primarily due to normal seasonal accumulation of natural gas held in storage for the

Company to serve its natural gas customers during the winter season.  The volume of natural gas held in storage increased 28% from 1.8 million MMBtus at June 30, 2010 to 2.3 million MMBtus at December 31, 2010.

Natural gas inventories are valued on a weighted-average cost basis, which includes related transportation and storage costs, and which does not exceed net realizable value.  The weighted-average cost per MMBtu of natural gas held in storage decreased 10% from June 30, 2010 to December 31, 2010.

Note 7.  Other Current Assets

Other current assets are summarized in the following table.

	Balance at
	December 31, 2010	June 30, 2010
	(in thousands)
Security deposits:
Collateral required by hedging counterparties (1)	$4,090	$6,180
Collateral posted in connection with the SSO Program	4,569	4,569
Collateral required by transmission, pipeline and transportation counterparties	1,745	3,295
Prepaid expenses	1,491	1,448
Other	1,011	780
Total other current assets	$12,906	$16,272

(1)         Primarily includes cash collateral required to secure unrealized losses from risk management activities associated with interest rate swaps (refer to Note 11).

Note 8.  Customer Acquisition Costs, Net

Customer acquisition costs and related accumulated amortization are summarized in the following table.

	Balance at December 31, 2010
	Gross Book Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer contracts acquired from:
Asset acquisitions and business combinations (1)	$8,313	$(8,085)	$228
Success-based third-party marketing activities	50,050	(20,762)	29,288
Hourly-paid third-party direct-response telemarketing activities	11,347	(7,155)	4,192
Totals	$69,710	$(36,002)	$33,708

	Balance at June 30, 2010
	Gross Book Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer contracts acquired from:
Asset acquisitions and business combinations (1)	$8,196	$(6,424)	$1,772
Success-based third-party marketing activities	42,010	(17,237)	24,773
Hourly-paid, third-party direct-response telemarketing activities	13,261	(9,381)	3,880
Totals	$63,467	$(33,042)	$30,425

(1)         Includes the fair value of customer portfolios acquired in transactions accounted for as asset acquisitions or business combinations.  Also includes contingent consideration paid by the Company subsequent to the acquisition date in accordance with the respective acquisition agreements.  The Company’s most recent asset acquisition or business combination was completed in October 2008.

Amortization expense associated with capitalized customer acquisition costs was $6.1 million and $4.8 million for the three months ended December 31, 2010 and 2009, respectively, and $11.3 million and $9.5 million for the six months ended December 31, 2010 and 2009, respectively.  Amortization expense associated with customer acquisition costs capitalized as of December 31, 2010 is expected to approximate $9.8 million for the remainder of fiscal year 2011, $13.8 million for fiscal year 2012, $9.0 million for fiscal year 2013 and $1.1 million for fiscal year 2014.  At December 31, 2010, the weighted average remaining amortization period associated with all customer acquisition costs was approximately 1.5 years.

The value and recoverability of customer acquisition costs are evaluated quarterly by comparing their carrying value to their projected future cash flows on an undiscounted basis.  During the six months ended December 31, 2010, no impairment was indicated as a result of these comparisons.

Note 9.   Income Taxes

The Company’s effective income tax rate was a benefit of 3.4% and expense of 24.1% for the three months ended December 31, 2010 and 2009, respectively.  The Company’s effective income tax rate was a benefit of 59.4% and expense of 42.0% for the six months ended December 31, 2010 and 2009, respectively.

The effective income tax rate for the three months and six months ended December 31, 2010 included adjustments necessary to conform the Company’s tax provision to its tax return to be filed for the fiscal year ended June 30, 2010.  These adjustments resulted in a net tax benefit of $1.4 million and a significant reduction in the effective income tax rate for the three months and six months ended December 31, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s policy is to establish a valuation allowance if it is “more likely than not” that the related tax benefits will not be realized.  Such valuation allowance is deducted from deferred income tax assets on the consolidated balance sheets.  As of December 31, 2010 and June 30, 2010, the Company determined based on available evidence, including historical financial results for the last three years, that it is “more likely than not” that a portion of these items may not be recoverable in the future.  Accordingly, the Company’s valuation allowances of $23.3 million and $28.1 million at December 31, 2010 and June 30, 2010, respectively, related to non-recovery of deferred tax assets.  The change during the period related to the provision to return adjustments for prior years.

During the three months ended December 31, 2010, the Company recorded an unrecognized tax benefit of approximately $3.8 million, which is included in other long-term liabilities on the consolidated balance sheet at December 31, 2010.  This liability relates to the timing of expense recognition and does not impact the effective tax rate.

Note 10.   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized in the following table.

	Balance at
	December 31, 2010	June 30, 2010
	(in thousands)

Trade accounts payable and accrued liabilities (1)	$17,174	$16,069
Accrued commodity purchases	2,901	2,083
Interest payable	3,990	3,951
Payroll and related expenses	3,102	4,301
Sales and other taxes	1,909	1,630
Other	745	2,268
Total accounts payable and accrued liabilities	$29,821	$30,302

(1)         Includes $0.1 million and $0.2 million due to related parties at December 31, 2010 and June 30, 2010, respectively, for legal services, financial advisory services and management fees.  Refer to Note 16 for additional information regarding related party transactions.

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

The Company has not elected to designate any derivative instruments as hedges under U.S. GAAP guidelines.  Accordingly, any changes in fair value during the term of a derivative contract are adjusted through unrealized (gains) losses from risk management activities in the consolidated statements of operations with offsetting adjustments to unrealized gains or losses from risk management activities in the consolidated balance sheets.  Unrealized gains from risk management activities on the consolidated balance sheets represent receivables from derivative counterparties, net of amounts due to the same counterparties when master netting agreements exist.  Unrealized losses from risk management activities represent liabilities to derivative counterparties, net of receivables from the same counterparties when master netting agreements exist.  Settlements on the derivative instruments are realized monthly and are generally based upon the difference between the contract price and the settlement price as quoted on New York Mercantile Exchange (“NYMEX”) or other published index.

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

The Company utilizes the Commodity Supply Facility to enter into swaps, basis swaps and options to economically hedge the risk of variability in the cost of natural gas and electricity.  As of December 31, 2010, the Company has the ability to enter into new derivative transactions through August 2012 under the Commodity Supply Facility, and the terms of such transactions may extend through October 2013.

As of December 31, 2010, the Company had entered into forward physical contracts with RBS Sempra to purchase natural gas and electricity beginning in January 2011 and ending in October 2011.  Based on the terms of these purchases, most of these contracts are accounted for as derivative instruments under U.S. GAAP, and are therefore included in the fair value measurements reported by the Company as of December 31, 2010.  Certain of the Company’s forward physical contracts qualify as “normal purchases” under U.S. GAAP and are therefore not reported on the consolidated balance sheets at December 31, 2010.

Weather Risk Management Activities

The Company is exposed to weather-related risk during its peak seasonal operating periods for natural gas and electricity.  Unusually warm temperatures during the winter months or unusually cool temperatures during the summer months can have a negative impact on the Company’s results of operations.  As of December 31, 2010, the Company entered into a heating degree day (“HDD”) derivative agreement to mitigate the risk that actual temperatures experienced in its largest natural gas market during January 2011 may be warmer than normally experienced in that market based on historical weather data.

Interest Rate Risk Management Activities

The Company manages its exposure to interest rate fluctuations by utilizing interest rate swaps to effectively convert the interest rate exposure from a variable rate to a fixed rate of interest.  Under the Commodity Supply Facility, the Company is subject to variable interest rates in connection with cash borrowings and credit support, primarily in the form of letters of credit, provided by RBS Sempra.  The total amount of letters of credit outstanding under the Commodity Supply Facility will fluctuate throughout the Company’s fiscal year due to the seasonality of its business.  As of December 31, 2010, approximately $31.1 million of letters of credit were outstanding under the Commodity Supply Facility.  The Company is also exposed to interest rate fluctuations in connection with the $6.4 million aggregate principal amount of Floating Rate Notes due 2011 that was outstanding at December 31, 2010.

As of December 31, 2010, an $80.0 million fixed-for-floating interest rate swap was outstanding, which expires on August 1, 2011, and which effectively fixes the six-month LIBOR rate at 5.72% per annum.  During the fiscal year ended June 30, 2010, the $80.0 million interest rate swap agreement was novated to RBS Sempra from the previous counterparty, as required by the terms of the Commodity Supply Facility.  Such novation did not have any impact on the Company’s rights, obligations, risks or accounting methodology associated with the interest rate swap agreement.

As of December 31, 2010 and June 30, 2010, the total unrealized loss from risk management activities on the consolidated balance sheets related to interest rate swaps was approximately $4.1 million and $6.0 million, respectively.  The Company was required to post $4.1 million and $6.0 million of cash collateral at December 31, 2010 and June 30, 2010, respectively, which is recorded in other current assets on the consolidated balance sheets, for its mark-to-market exposure related to the outstanding interest rate swap agreement.

Derivatives Activity

Gross volumes associated with commodity derivative contracts and the notional value of interest rate derivative contracts that are recorded at fair value on the consolidated balance sheets are summarized in the following table.  The volumes in the table do not quantify risk or represent assets or liabilities of the Company, but are used in the calculations of fair value and cash settlements under the contracts.

	Open Positions as of
	December 31, 2010	June 30, 2010

Natural gas instruments (amounts reflected in MMBtus) (1):
Financial forward derivative contracts:
NYMEX-referenced over the counter contracts	20,313,000	21,358,000
Basis contracts	19,109,000	18,794,000
Option contracts	1,870,000	550,000
Physical forward contracts (2):
Physical fixed contracts	4,884,000	4,218,000
Physical basis contracts	856,000	276,000
Physical index contracts	526,000	1,375,000

Electricity instruments (amounts reflected in MWhrs) (3):
Financial forward derivative contracts:
Swaps and fixed price contracts	748,000	677,000
Physical forward contracts (2)	95,000	139,000

Interest rate swaps (in millions)	$80.0	$80.0

(1)          MMBtus represent a standard unit of heating equivalent measure for natural gas. A unit of heat equal to 1,000,000 Btus, or 1 MMBtu, is the thermal equivalent of approximately 1,000 cubic feet of natural gas.

(2)          Represents agreements for the purchase and sale of natural gas or electricity that are accounted for as derivatives because the Company did not elect the “normal purchases and sales” exclusion under U.S. GAAP.

(3)          Megawatt Hours (“MWhrs”) represent 1 million watt hours or a thousand kilowatt hours, which is the amount of electric energy produced or consumed in a period of time.

The fair value of derivative instruments recorded on the Company’s consolidated balance sheets is summarized in the following table.

Type of Derivative	Location on the Consolidated Balance Sheet	Prior to Netting	Impact of Master Netting Agreements	After Netting
		(in thousands)
Fair value as of December 31, 2010:
Asset derivatives:
Commodity derivatives	Unrealized gains from risk management activities, net	$25,695	$(23,865)	$1,830
Total		$25,695	$(23,865)	$1,830

Liability Derivatives:
Commodity derivatives	Unrealized losses from risk management activities, net	$23,865	$(23,865)	$—
Weather derivatives	Unrealized losses from risk management activities, net	116	—	116
Interest rate derivatives	Unrealized losses from risk management activities, net	4,141	—	4,141
Total		$28,122	$(23,865)	$4,257

Fair value as of June 30, 2010:
Asset derivatives:
Commodity derivatives	Unrealized gains from risk management activities, net	$13,756	$(13,756)	$—
Total		$13,756	$(13,756)	$—

Liability Derivatives:
Commodity derivatives	Unrealized losses from risk management activities, net	$26,315	$(13,756)	$12,559
Interest rate derivatives	Unrealized losses from risk management activities, net	6,029	—	6,029
Total		$32,344	$(13,756)	$18,588

The effect of derivative instruments on the Company’s consolidated statements of operations is summarized in the following tables.

Type of Derivative	Location of (Gains) Losses Recognized on the	Amount of (Gains) Losses Recognized for the Three Months Ended December 31,
Instrument	Consolidated Statement of Operations	2010	2009
		(in thousands)

Commodity	Cost of goods sold — realized losses from risk management activities, net	$11,512	$19,328
Commodity	Cost of goods sold — unrealized gains from risk management activities, net	(17,269)	(16,713)
Weather	Cost of goods sold — unrealized gains from risk management activities, net	116	—
Interest rate	Interest expense, net of interest income	11	419
Total		$(5,630)	$3,034

Type of Derivative	Location of (Gains) Losses Recognized on the	Amount of (Gains) Losses Recognized for the Six Months Ended December 31,
Instrument	Consolidated Statement of Operations	2010	2009
		(in thousands)

Commodity	Cost of goods sold — realized losses from risk management activities, net	$15,076	$33,235
Commodity	Cost of goods sold — unrealized gains from risk management activities, net	(14,390)	(28,452)
Weather	Cost of goods sold — unrealized gains from risk management activities, net	116	—
Interest rate	Interest expense, net of interest income	(1,888)	1,391
Total		$(1,086)	$6,174

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

Heating degree day swaps — Heating degree day swaps are valued by multiplying an agreed-upon dollar value by the number of HDDs that are projected to be in excess of or less than an agreed-upon HDD strike amount.

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

	Balance at December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Commodity derivatives	$—	$1,830	$—	$1,830
Total	$—	$1,830	$—	$1,830

Liabilities:
Weather derivatives	$—	$116	$—	$116
Interest rate derivatives	—	4,141	—	4,141
Total	$—	$4,257	$—	$4,257

	Balance at June 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Commodity derivatives	$—	$12,559	$—	$12,559
Interest rate derivatives	—	6,029	—	6,029
Total	$—	$18,588	$—	$18,588

The aggregate principal amount of long-term debt recorded on the consolidated balance sheets, before original issue discount, is $73.7 million at December 31, 2010 (refer to Note 14).  The Company has elected not to record the Fixed Rate Notes due 2014 or the Floating Rate Notes due 2011 at fair value.  Utilizing observable market data, the aggregate fair value of long-term debt was approximately $69.3 million as of December 31, 2010.

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

The Commodity Supply Facility is governed by separate master supply and hedge agreements for natural gas and electricity

(the “ISDA Master Agreements”).  Under the Commodity Supply Facility, the primary obligors are Holdings’ two significant operating subsidiaries, MXenergy Inc. and MXenergy Electric Inc. All obligations under the Commodity Supply Facility are guaranteed by Holdings and its other domestic subsidiaries and are secured by a first priority lien on substantially all existing and future assets of Holdings and its domestic subsidiaries other than the Fixed Rate Notes Escrow Account defined in Note 3.   The maturity date of the Commodity Supply Facility is August 31, 2012, provided that RBS Sempra will have the right to extend such maturity date by one year in its sole discretion.  RBS Sempra may give such notice no earlier than April 30, 2011 and no later than 180 days prior to the then current termination date.

RBS Sempra has indicated its intent to complete an orderly sale of its assets including, but not limited to, the entity that provides our Commodity Supply Facility.  Although the Company has received assurances from RBS Sempra that it will continue to fulfill its obligations under the Commodity Supply Facility, the Company is actively exploring alternatives for potential new supply, credit and hedging counterparties.

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

As of December 31, 2010, the Company had a Collateral Coverage Ratio of approximately 2.12:1.00.  The calculation of the Collateral Coverage Ratio as of December 31, 2010 resulted in available liquidity of approximately $58.5 million, of which $45.0 million represents the maximum credit available for cash advances and $13.5 million represents excess liquidity that can be used for additional letters of credit, commodity purchases and other operating purposes.  At December 31, 2010, the Company had no outstanding cash advances and had $31.1 million of letters of credit outstanding under the Commodity Supply Facility.

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

During the first contract year of the Commodity Supply Facility, the Company’s actual purchases of natural gas and electricity from RBS Sempra exceeded the minimum purchase obligations.  Under the terms of the ISDA Master Agreements, such excess of actual purchases over the minimum purchase obligations are deducted from the minimum purchases requirement for the second contract year of the Commodity Supply Facility.  As of December 31, 2010, the commodity to be purchased for delivery to the Company’s customers during the second contract year of the Commodity Supply Facility is expected to exceed the minimum purchase obligation for natural gas and electricity for that year.

With regard to the Company’s fixed price customer mix, the Company may not, without the prior written consent of RBS Sempra, enter into any fixed price contracts, excluding renewals of existing fixed price contracts, if:

•                  During any 12-month period, more than 75% of all residential customer equivalents (“RCEs”) have been added under fixed price contracts;

•                  During any 12-month period, more than 235,000 RCEs have been added under fixed price contracts; and

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

These deferred costs include the value of 4,002,290 shares of Class B Common Stock issued to RBS Sempra in connection with the Restructuring (refer to Note 15).  Amortization expense associated with these deferred costs was approximately $0.9 million for the three months ended December 31, 2010 and 2009 and $1.8 million and $1.0 million for the six months ended December 31, 2010 and 2009, respectively.

Transaction fees and interest expense associated with activity under the Commodity Supply Facility are included in interest expense, net of interest income on the consolidated statements of operations.  The Company recorded approximately $2.6 million and $3.1 million of fee and interest expense during the three months ended December 31, 2010 and 2009, respectively, and $4.6 million and $3.2 million of fee and interest expense during the six months ended December 31, 2010 and 2009, respectively, in connection with activity under the Commodity Supply Facility.

Other key provisions of the ISDA Master Agreements are described in the consolidated financial statements included in the Company’s 2010 Form 10-K.  As of December 31, 2010, the Company was in compliance with all provisions of the ISDA Master Agreements.

Accounts Receivable from RBS Sempra, Net and Accounts Payable to RBS Sempra, Net

The ISDA Master Agreements include provisions that allow for net settlement of various amounts due from or due to RBS Sempra resulting from activity under the Commodity Supply Facility.  Amounts due from or due to RBS Sempra are summarized in the following table.

	Balances at
Amount receivable from (payable to) RBS Sempra for:	December 31, 2010	June 30, 2010
	(in thousands)

Cash received and held by RBS Sempra (1)	$24,621	$64,819
Commodity purchases from RBS Sempra	(54,070)	(19,030)
Transportation costs, derivative settlements, interest and fees charged by RBS Sempra	(1,578)	(2,735)
Accounts (payable to) receivable from RBS Sempra, net on the consolidated balance sheet	$(31,027)	$43,054

(1)          In connection with the Commodity Supply Facility, certain banking relationships that previously belonged to the Company are now under RBS Sempra’s name and control.  RBS Sempra releases cash to the Company as required to meet the Company’s ongoing operating cash requirements.

Note 14.  Long-Term Debt

Long-term debt is summarized in the following table.

	Balance at December 31, 2010
	Aggregate Debt Balance	Unamortized Discount	Net Book Value
	(in thousands)

Current portion of long-term debt:
Floating Rate Notes due 2011	$6,413	$19	$6,394

Long-term debt:
Fixed Rate Notes due 2014	67,293	$13,119	$54,174
Total debt	$73,706	$13,138	$60,568

	Balance at June 30, 2010
	Aggregate Debt Balance	Unamortized Discount	Net Book Value
	(in thousands)
Long-term debt:
Fixed Rate Notes due 2014	$67,293	$14,949	$52,344
Floating Rate Notes due 2011	6,413	35	6,378
Total debt	$73,706	$14,984	$58,722

In connection with the Restructuring (refer to Note 3), the Company exchanged $158.8 million aggregate principal amount of outstanding Floating Rate Notes due 2011 for $26.7 million of cash, $67.8 million aggregate principal amount of Fixed Rate Notes due 2014 and 33,940,683 shares of newly authorized Class A Common Stock.  This debt exchange transaction was accounted for as a troubled-debt restructuring in accordance with U.S. GAAP.

Fixed Rate Notes due 2014

The Fixed Rate Notes due 2014 will mature on August 1, 2014 and bear interest at the rate of 13.25% per annum, which is payable in cash semi-annually on February 1 and August 1 of each year.  Interest expense associated with the Fixed Rate Notes due 2014 was approximately $2.3 million for the three months ended December 31, 2010 and 2009 and approximately $4.5 million and $2.5 million for the six months ended December 31, 2010 and 2009, respectively.

The Fixed Rate Notes due 2014 were issued at a discount of approximately $17.8 million, which was recorded as a reduction from the Fixed Rate Notes due 2014 balance on the Company’s consolidated balance sheets, and which is being amortized as an increase to interest expense over the remaining life of the Fixed Rate Notes due 2014.  Total interest expense associated with amortization of this discount was approximately $0.9 million for the three months ended December 31, 2010 and 2009 and $1.8 million and $1.0 million for the six months ended December 31, 2010 and 2009, respectively.

The Company incurred approximately $5.3 million of legal fees, consulting fees and other costs directly related to issuance of the Fixed Rate Notes due 2014, which were recorded as deferred debt issuance costs on the consolidated balance sheets, and which are being amortized as an increase to interest expense over the remaining term of the Fixed Rate Notes due 2014.  Total interest expense associated with amortization of these deferred costs was approximately $0.3 million for the three months ended December 31, 2010 and 2009 and approximately $0.6 million and $0.3 million for the six months ended December 31, 2010 and 2009, respectively.

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

The Fixed Rate Notes due 2014 are secured by a first priority security interest in the Fixed Rate Notes Escrow Account and by a second priority security interest in substantially all other existing and future assets of the Company.  The Fixed Rate Notes Escrow Account balance of approximately $9.0 million approximates the interest payable by the Company on the Fixed Rate Notes due 2014 for a 12-month period.

The key provisions of the indenture that governs the Fixed Rate Notes due 2014 are fully described in the consolidated financial statements included in the Company’s 2010 Form 10-K.  As of December 31, 2010, the Company was in compliance with all provisions of the indenture.

Holdings has no significant independent operations.  Each of Holdings’ domestic subsidiaries jointly and severally, fully and unconditionally guarantees the Fixed Rate Notes due 2014.  Refer to Note 19 for consolidating financial statements for Holdings and its guarantor and non-guarantor subsidiaries.

On December 15, 2010, the Company commenced an offer to exchange its outstanding original Fixed Rate Notes due 2014 (the “Original Fixed Rate Notes”), which were not registered under the Securities Act, for an equal principal amount of new Fixed Rate Notes due 2014 (the “Registered Fixed Rate Notes”) which are registered under the Securities Act.  On January 18, 2011, the Company exchanged $66.6 million aggregate principal amount of Original Fixed Rate Notes for an equal principal amount of Registered Fixed Rate Notes.  Holders of approximately $1.2 million of Original Fixed Rate Notes did not exchange their notes for Registered Fixed Rate Notes.

Pursuant to the terms of the registration rights agreement relating to the Original Fixed Rate Notes, the interest rate applicable to the Original Fixed Rate Notes increased by 0.25% per annum effective as of September 30, 2010, and by an additional 0.25% effective as of December 29, 2010, because the Company did not complete an exchange offer for the Original Fixed Rate Notes within five business days following the one year anniversary of the issue date of the Original Fixed Rate Notes.  When the exchange offer was completed on January 18, 2011, the Company ceased accruing additional interest on the Original Fixed Rate Notes.  The Company recorded less than $0.1 million of incremental interest expense through the closing date of the exchange offer on January 18, 2011.

Floating Rate Notes due 2011

On August 4, 2006, Holdings issued $190.0 million aggregate principal amount of Floating Rate Notes due 2011, which mature on August 1, 2011.  The Floating Rate Notes due 2011 were issued at 97.5% of par value and bear interest at LIBOR plus 7.5% per annum.  Each of Holdings’ domestic subsidiaries jointly and severally, fully and unconditionally guarantees the Floating Rate Notes due 2011.  Interest is reset and payable semi-annually on February 1 and August 1 of each year.  The interest rate on the Floating Rate Notes due 2011 was 8.18% and 7.88% at December 31, 2010 and June 30, 2010, respectively.

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

As a result of the exchange offer consummated during the Restructuring, the average aggregate outstanding balance of Floating Rate Notes due 2011 decreased to $6.4 million for the first six months of fiscal year 2011 from $78.0 million for the same period in the prior fiscal year.  The weighted-average interest rate was 8.13% and 8.55% for the six months ended December 31, 2010 and 2009, respectively.  Interest expense accrued in connection with the Floating Rate Notes due 2011 was approximately $0.1 million for the three months ended December 31, 2010 and 2009 and approximately $0.3 million and $3.4 million for the six months ended December 31, 2010 and 2009, respectively.

The aggregate total amortization of original issue discount and deferred debt issuance costs associated with the Floating Rate Notes due 2011 was less than $0.1 million for the three months ended December 31, 2010 and 2009 and less than $0.1 million and $3.6 million for the six months ended December 31, 2010 and 2009, respectively.  Amortization for the six months ended December 31, 2009 includes the pro rata portion of discount and deferred costs associated with the Floating Rate Notes due 2011 exchanged in connection with the Restructuring.

The Company has entered into interest rate swap agreements to economically hedge the floating rate interest expense on the Floating Rate Notes due 2011 (refer to Note 11).

Note 15. Common Stock

On September 22, 2009, the Company’s certificate of incorporation and bylaws were amended and restated, and the Company entered into new stockholder agreements with holders of various classes of newly authorized common stock.  Effective July 27, 2010, the Company’s certificate of incorporation and bylaws were further amended and restated and the stockholders agreement among holders of all classes of common stock, dated September 22, 2009 (the “Stockholders Agreement”), was amended.  The second amended and restated certificate of incorporation, dated September 22, 2009, authorized issuance of new classes of common stock and changed the size and composition of the Company’s Board of Directors.  The third amended and restated certificate of incorporation, dated July 27, 2010 (the “Third Amended and Restated Certificate of Incorporation”), lowered director and committee member compensation, reduced the number of committees of the Board of Directors and revised the definitions of “Financial Expert” and “Independent Director.”  The fourth amended and restated certificate of incorporation, dated November 17, 2010 (the “Certificate of Incorporation”), (i) changed the Company’s registered agent and registered office, (ii) provided that the levels of compensation for directors and committee members specified in the Third Amended and Restated Certificate of Incorporation apply to all non-management directors and (iii) clarified that a director will only be paid one meeting attendance fee per day regardless of the number of Board of Directors or Board of Director committee meetings attended by such director on a given day.

The Certificate of Incorporation authorizes 200,000,000 shares of $0.01 par value common stock.  The number of authorized shares and significant rights, as provided in the Stockholders Agreement, of each class of common stock include:

•                  50,000,000 shares of Class A Common Stock.  Holders of the Class A Common Stock are not subject to any transfer restrictions and are entitled to nominate and elect five directors to the Board of Directors, at least two of whom shall be independent and qualify as a “financial expert,” as such term is defined in the Certificate of Incorporation.

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

Stock-Based Compensation Activity

As approved by Holdings’ stockholders in connection with the Restructuring, in January 2010, Holdings’ Board of Directors authorized the creation of the 2010 SIP, pursuant to which the Company may issue Class C Common Stock not to exceed 10% of Holdings’ outstanding common stock (on a fully diluted basis) after giving effect to the Restructuring.  Also in January 2010, Holdings’ Board of Directors approved grants of restricted stock units (“RSUs”) to certain senior officers, directors and a former director, pursuant to which the Company may issue 2,960,204 shares of Class C Common Stock, representing 5% of Holdings’ outstanding common stock (on a fully-diluted basis), as follows:

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

On September 22, 2010, the Company issued 952,721 shares of Class C Common Stock to certain senior officers of the Company when a portion of their RSUs vested without restrictions.  Pursuant to the cashless exercise provisions of the 2010 SIP, senior officers surrendered 408,936 shares of Class C Common Stock back to the Company to offset the taxable nature of the shares to the senior officers.  The Company paid approximately $1.2 million of employer and employee payroll taxes in connection with this issuance of Class C Common Stock.

The Company issued an aggregate total of 25,510 shares of Class C Common Stock to directors of the Company on July 1, 2010 and October 1, 2010 and 2,551 shares of Class C Common Stock to a director on August 22, 2010 when a portion of their RSUs vested without restrictions.

The Company recorded approximately $0.5 million and $1.8 million of non-cash compensation expense in connection with outstanding RSUs during the three months and six months ended December 31, 2010, respectively.  The Company expects to record approximately $1.0 million, $1.1 million and $0.2 million of compensation expense related to outstanding RSU awards during the remainder of fiscal year 2011 and during fiscal years 2012 and 2013, respectively.

Note 16.  Related Party Transactions

Amounts paid or accrued to related parties are summarized in the following table.

	Three Months ended December 31,		Six Months ended December 31,
	2010	2009	2010	2009
	(in thousands)
Amount paid or accrued for:
Legal services	$219	$341	$838	$1,949
Management and consulting fees	90	3	109	67
Interest expense — Denham Credit Facility (1)	—	—	—	246
Interest expense — Bridge Financing Loans (1)	—	—	—	197
Financial advisory services (1)	—	—	—	32

(1)          Includes activity related to agreements in place at June 30, 2009, all of which were terminated in September 2009 in connection with the Restructuring.  Refer to the Company’s 2010 Form 10-K for additional information regarding these arrangements.

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

The Company has entered into agreements with various stockholders, directors, former directors and other related parties for management and consulting services.  None of these agreements had a material impact on the Company’s results of operations during the six months ended December 31, 2010 or 2009.  As of December 31, 2010, the Company does not anticipate that any outstanding management and consulting agreement will have a material impact on results of operations for the remainder of fiscal year 2011 or for fiscal year 2012.

Note 17.  Commitments and Contingencies

Capacity Commitments

The Company enters into agreements for transportation and storage of natural gas.  Since the demand for natural gas in the winter is high, the Company agreed to pay for certain capacity on the transportation systems utilized for up to a 12-month period.  These take-or-pay agreements obligate the Company to pay for the capacity committed even if it does not use that capacity.  For contracts outstanding as of December 31, 2010, the total committed capacity charges were approximately $2.0 million.  Total amounts purchased under such agreements were approximately $10.4 million and $8.8 million for the three months ended December 31, 2010 and 2009, respectively, and approximately $19.7 million and $16.4 million for the six months ended December 31, 2010 and 2009, respectively.  These agreements are due to expire during various months during the twelve months ending December 31, 2011, and may be replaced with new contracts as necessary.

Physical Commodity Purchase Commitments

Under the Commodity Supply Facility, the Company is obligated to purchase minimum annual amounts of natural gas and electricity from RBS Sempra.  Refer to Note 13 for additional information regarding the minimum purchase obligations under the Commodity Supply Facility.

Operating Leases

In September 2010, the Company entered into an amendment to an expiring operating lease agreement for its Maryland office, which extended the term of the lease to September 2016.  As of December 31, 2010, future annual minimum lease payments associated with the extended lease are expected to be $0.1 million for the remainder of fiscal year 2011, $0.2 million for fiscal years 2012 through 2014 and $0.6 million thereafter.

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

During fiscal years 2011 and 2010, the Company does not have physical custody or control of the natural gas provided to its customers, or any facilities used to produce or transport natural gas or electricity.  Although the Company holds title to natural gas in interstate pipelines and storage tanks, it believes that the carriers have the liability risk associated with infrastructure failures that could cause environmental issues.  Therefore, the Company does not believe that it has significant exposure to legal claims or other liabilities associated with environmental concerns.

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

The Company’s principal operations are located in the U.S.  Its foreign operations, which are located in Canada, comprised less than 1% of the Company’s consolidated total assets at December 31, 2010 and June 30, 2010, and less than 1% of consolidated sales of natural gas and electricity for the six months ended December 31, 2010 and 2009.

Financial information for the Company’s business segments is summarized in the following table.  Only those assets allocated to the Company’s business segments are included in the table.  The Company does not allocate operating expenses, interest expense or income taxes to its business segments.

Three Months Ended December 31,	Natural Gas	Electricity	Total
	(in thousands)
2010:
Sales	$138,470	$45,346	$183,816
Cost of goods sold (excluding unrealized gains from risk management activities, net) (1)	(107,921)	(35,084)	(143,005)
Gross profit (excluding unrealized gains from risk management activities, net) (1)	$30,549	$10,262	40,811

Add (less) items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains from risk management activities, net			17,153
Operating expenses			(25,858)
Interest expense, net of interest income			(7,250)
Income before income taxes			$24,856

Assets and liabilities allocated to business segments at period end:
Accounts receivable, net	$90,937	$24,319	$115,256
Natural gas inventories	16,918	—	16,918
Goodwill	3,810	—	3,810
Customer acquisition costs, net	16,704	17,004	33,708
Total assets allocated to business segments	$128,369	$41,323	$169,692

2009:
Sales	$134,069	$18,700	$152,769
Cost of goods sold (excluding unrealized gains from risk management activities, net) (1)	(103,456)	(13,727)	(117,183)
Gross profit (excluding unrealized gains from risk management activities, net) (1)	$30,613	$4,973	35,586

Add (less) items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains from risk management activities, net			16,713
Operating expenses			(20,052)
Interest expense, net of interest income			(8,248)
Income before income taxes			$23,999

Assets and liabilities allocated to business segments at period end:
Accounts receivable	$83,760	$9,047	$92,807
Natural gas inventories	28,353	—	28,353
Goodwill	3,810	—	3,810
Customer acquisition costs, net	18,615	6,101	24,716
Total assets allocated to business segments	$134,538	$15,148	$149,686

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

Six Months Ended December 31,	Natural Gas	Electricity	Total
	(in thousands)
2010:
Sales	$181,711	$96,469	$278,180
Cost of goods sold (excluding unrealized gains from risk management activities, net) (1)	(149,936)	(76,493)	(226,429)
Gross profit (excluding unrealized gains from risk management activities, net) (1)	$31,775	$19,976	51,751

Add (less) items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains from risk management activities, net			14,274
Operating expenses			(50,643)
Interest expense, net of interest income			(13,957)
Income before income taxes			$1,425

2009:
Sales	$185,564	$43,178	$228,742
Cost of goods sold (excluding unrealized gains from risk management activities, net) (1)	(147,242)	(32,659)	(179,901)
Gross profit (excluding unrealized gains from risk management activities, net) (1)	$38,322	$10,519	48,841

Add (less) items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains from risk management activities, net			28,452
Operating expenses			(42,365)
Interest expense, net of interest income			(21,165)
Income before income taxes			$13,763

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

MXENERGY HOLDINGS INC.

Consolidating Balance Sheet

December 31, 2010

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$52	$247	$3,989	$—	$4,288
Restricted cash	—	—	1,683	—	1,683
Fixed Rate Notes Escrow Account	8,977	—	—	—	8,977
Accounts receivable, net	—	40	115,216	—	115,256
Natural gas inventories	—	—	16,918	—	16,918
Current portion of unrealized gains from risk management activities	—	—	1,830	—	1,830
Income taxes receivable	—	—	6,959	—	6,959
Deferred income taxes	—	—	994	—	994
Intercompany accounts receivable	123,317	331	—	(123,648)	—
Other current assets	32	57	12,817	—	12,906
Total current assets	132,378	675	160,406	(123,648)	169,811
Goodwill	—	—	3,810	—	3,810
Customer acquisition costs, net	—	—	33,708	—	33,708
Fixed assets, net	—	1	3,755	—	3,756
Deferred income taxes	—	—	7,644	—	7,644
Deferred debt issue costs	—	—	10,190	—	10,190
Intercompany notes receivable	73,687	—	—	(73,687)	—
Investment in subsidiaries	(55,748)	—	—	55,748	—
Other assets	—	53	476	—	529
Total assets	$150,317	$729	$219,989	$(141,587)	$229,448

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$6	$161	$29,654	$—	$29,821
Accounts payable to RBS Sempra, net	—	—	31,027	—	31,027
Current portion of unrealized losses from risk management activities, net	—	—	4,257	—	4,257
Deferred revenue	—	—	10,276	—	10,276
Current portion of long-term debt	6,394	—	—	—	6,394
Intercompany accounts payable	—	1,926	121,722	(123,648)	—
Total current liabilities	6,400	2,087	196,936	(123,648)	81,775
Unrealized losses from risk management activities, net	—	—	—	—	—
Long-term debt	54,174	—	—	—	54,174
Other long-term liabilities	—	—	3,756		3,756
Intercompany notes payable	—	—	73,687	(73,687)	—
Total liabilities	60,574	2,087	274,379	(197,335)	139,705

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity (deficit):
Common stock:
Class A Common Stock	339	—	—	—	339
Class B Common Stock	40	—	—	—	40
Class C Common Stock	170	—	—	—	170
Common Stock	—	1	—	(1)	—
Total common stock	549	1	—	(1)	549
Additional paid-in-capital	140,316	—	—	—	140,316
Class A treasury stock	(99)	—	—	—	(99)
Accumulated other comprehensive loss	(255)	(255)	—	255	(255)
Accumulated deficit	(50,768)	(1,104)	(54,390)	55,494	(50,768)
Total stockholders’ equity	89,743	(1,358)	(54,390)	55,748	89,743
Total liabilities and stockholders’ equity	$150,317	$729	$219,989	$(141,587)	$229,448

MXENERGY HOLDINGS INC.

Consolidating Balance Sheet

June 30, 2010

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$22	$384	$5,814	$—	$6,220
Restricted cash	—	—	1,574	—	1,574
Fixed Rate Notes Escrow Account	8,977	—	—	—	8,977
Accounts receivable, net	—	44	48,881	—	48,925
Accounts receivable from RBS Sempra, net	—	—	43,054	—	43,054
Natural gas inventories	—	—	15,861	—	15,861
Income taxes receivable	—	—	6,063	—	6,063
Deferred income taxes	—	—	1,378	—	1,378
Intercompany accounts receivable	111,769	—	—	(111,769)	—
Other current assets	29	11	16,232	—	16,272
Total current assets	120,797	439	138,857	(111,769)	148,324
Goodwill	—	—	3,810	—	3,810
Customer acquisition costs, net	—	—	30,425	—	30,425
Fixed assets, net	—	1	2,738	—	2,739
Deferred income taxes	—	—	3,629	—	3,629
Deferred debt issue costs	—	—	12,552	—	12,552
Intercompany notes receivable	73,706	—	—	(73,706)	—
Investment in subsidiaries	(48,826)	—	—	48,826	—
Other assets	—	50	491	—	541
Total assets	$145,677	$490	$192,502	$(136,649)	$202,020

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$4	$125	$30,173	$—	$30,302
Current portion of unrealized losses from risk management activities, net	—	—	16,731	—	16,731
Deferred revenue	—	—	7,457	—	7,457
Intercompany accounts payable	—	1,799	109,970	(111,769)	—
Total current liabilities	4	1,924	164,331	(111,769)	54,490
Unrealized losses from risk management activities, net	—	—	1,857	—	1,857
Long-term debt	58,722	—	—	—	58,722
Intercompany notes payable	—	—	73,706	(73,706)	—
Total liabilities	58,726	1,924	239,894	(185,475)	115,069

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity (deficit):
Common stock:
Class A Common Stock	339	—	—	—	339
Class B Common Stock	40	—	—	—	40
Class C Common Stock	164	—	—	—	164
Common stock	—	1	—	(1)	—
Total common stock	543	1	—	(1)	543
Additional paid-in-capital	139,702	—	—	—	139,702
Class A treasury stock	(99)	—	—	—	(99)
Accumulated other comprehensive loss	(156)	(156)	—	156	(156)
Accumulated deficit	(53,039)	(1,279)	(47,392)	48,671	(53,039)
Total stockholders’ equity	86,951	(1,434)	(47,392)	48,826	86,951
Total liabilities and stockholders’ equity	$145,677	$490	$192,502	$(136,649)	$202,020

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

Three Months Ended December 31, 2010

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$109	$183,707	$—	$183,816
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	51	131,442	—	131,493
Realized losses from risk management activities	—	—	11,512	—	11,512
Unrealized losses from risk management activities	—	—	(17,153)	—	(17,153)
	—	51	125,801	—	125,852
Gross profit	—	58	57,906	—	57,964

Operating expenses:
General and administrative expenses	510	23	14,416	—	14,949
Management service fees	—	(79)	79	—	—
Advertising and marketing expenses	—	—	1,698	—	1,698
Reserves and discounts	—	—	2,660	—	2,660
Depreciation and amortization	—	—	6,551	—	6,551
Equity in operations of consolidated subsidiaries	(26,212)	—	—	26,212	—
Total operating expenses	(25,702)	(56)	25,404	26,212	25,858

Operating (loss) profit	25,702	114	32,502	(26,212)	32,106
Interest expense, net	—	6	7,244	—	7,250
(Loss) income before income tax benefit (expense)	25,702	108	25,258	(26,212)	24,856
Income tax benefit	—	—	846	—	846
Net (loss) income	$25,702	$108	$26,104	$(26,212)	$25,702

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

Three Months Ended December 31, 2009

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$125	$152,644	$—	$152,769
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	72	97,783	—	97,855
Realized losses from risk management activities	—	—	19,328	—	19,328
Unrealized losses from risk management activities	—	—	(16,713)		(16,713)
	—	72	100,398	—	100,470
Gross profit	—	53	52,246	—	52,299
Operating expenses:
General and administrative expenses	56	29	12,330	—	12,415
Management service fees	—	(93)	93	—	—
Advertising and marketing expenses	—	—	390	—	390
Reserves and discounts	—	—	1,972	—	1,972
Depreciation and amortization	—	9	5,266	—	5,275
Equity in operations of consolidated subsidiaries	(18,281)	—	—	18,281	—
Total operating expenses	(18,225)	(55)	20,051	18,281	20,052

Operating (loss) profit	18,225	108	32,195	(18,281)	32,247
Interest expense, net	—	—	8,248	—	8,248
(Loss) income before income tax benefit (expense)	18,225	108	23,947	(18,281)	23,999
Income tax benefit	—	—	(5,774)	—	(5,774)
Net (loss) income	$18,225	$108	$18,173	$(18,281)	$18,225

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

Six Months Ended December 31, 2010

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$194	$277,986	$—	$278,180
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	85	211,268	—	211,353
Realized losses from risk management activities	—	—	15,076	—	15,076
Unrealized losses from risk management activities	—	—	(14,274)	—	(14,274)
	—	85	212,070	—	212,155
Gross profit	—	109	65,916	—	66,025

Operating expenses:
General and administrative expenses	1,781	217	28,628	—	30,626
Management service fees	—	(145)	145	—	—
Advertising and marketing expenses	—	—	3,123	—	3,123
Reserves and discounts	—	—	4,714	—	4,714
Depreciation and amortization	—	—	12,180	—	12,180
Equity in operations of consolidated subsidiaries	(4,052)	—	—	4,052	—
Total operating expenses	(2,271)	72	48,790	4,052	50,643

Operating (loss) profit	2,271	36	17,127	(4,052)	15,382
Interest expense, net	—	6	13,951	—	13,957
(Loss) income before income tax benefit (expense)	2,271	30	3,176	(4,052)	1,425
Income tax benefit	—	—	846	—	846
Net (loss) income	$2,271	$30	$4,022	$(4,052)	$2,271

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

Six Months Ended December 31, 2009

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$276	$228,466	$—	$228,742
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	132	146,534	—	146,666
Realized losses from risk management activities	—	—	33,235	—	33,235
Unrealized losses from risk management activities	—	—	(28,452)		(28,452)
	—	132	151,317	—	151,449
Gross profit	—	144	77,149	—	77,293
Operating expenses:
General and administrative expenses	56	42	26,814	—	26,912
Management service fees	—	(193)	193	—	—
Advertising and marketing expenses	—	—	742	—	742
Reserves and discounts	—	—	3,815	—	3,815
Depreciation and amortization	—	17	10,879	—	10,896
Equity in operations of consolidated subsidiaries	(8,045)	—	—	8,045	—
Total operating expenses	(7,989)	(134)	42,443	8,045	42,365

Operating (loss) profit	7,989	278	34,706	(8,045)	34,928
Interest expense, net	—	1	21,164	—	21,165
(Loss) income before income tax benefit (expense)	7,989	277	13,542	(8,045)	13,763
Income tax benefit	—	—	(5,774)	—	(5,774)
Net (loss) income	$7,989	$277	$7,768	$(8,045)	$7,989

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2010

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by operating activities	$—	$22	$1,323	$—	$1,345

Investing activities:
Asset acquisitions and business combinations	—	—	(117)	—	(117)
Purchases of fixed assets	—	—	(1,928)	—	(1,928)
Net cash used in investing activities	—	—	(2,045)	—	(2,045)

Financing activities:
Debt issuance costs	—	—	(71)	—	(71)
Payroll taxes paid for issuance of common stock from RSUs	(1,161)	—	—	—	(1,161)
Net intercompany transfers	1,191	(159)	(1,032)	—	—
Net cash provided by (used in) financing activities	30	(159)	(1,103)	—	(1,232)

Net increase in cash and cash equivalents	30	(137)	(1,825)	—	(1,932)
Cash and cash equivalents at beginning of period	22	384	5,814	—	6,220
Cash and cash equivalents at end of period	$52	$247	$3,989	$—	$4,288

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

Six Months Ended December 31, 2009

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net cash provided by operating activities	$(56)	$118	$32,502	$—	$32,564

Investing activities
Asset acquisitions and business combinations	—	—	(207)	—	(207)
Purchases of fixed assets	—	—	(445)	—	(445)
Net cash used in investing activities	—	—	(652)	—	(652)

Financing activities
Repayment of Floating Rate Notes due 2011	(26,700)	—	—	—	(26,700)
Repayment of Denham Credit Facility	—	—	(12,000)	—	(12,000)
Repayment of Bridge Financing under the Revolving Credit Facility	—	—	(5,400)	—	(5,400)
Deferred debt issuance costs	—	—	(6,220)	—	(6,220)
Stock issuance costs	(329)	—	—	—	(329)
Purchase of treasury stock	(99)	—	—	—	(99)
Net intercompany transfers	27,184	(42)	(27,142)	—	—
Net cash used in financing activities	56	(42)	(50,762)	—	(50,748)

Net increase (decrease) in cash and cash equivalents	—	76	(18,912)	—	(18,836)
Cash and cash equivalents at beginning of period	—	262	23,004	—	23,266
Cash and cash equivalents at end of period	$—	$338	$4,092	$—	$4,430

Note 20.  Subsequent Events

The Company has evaluated subsequent events for the period from January 1, 2011 through the date on which these condensed consolidated financial statements were issued.  Based upon this evaluation, there were no material events or transactions during this period that required recognition or disclosure in these consolidated financial statements.

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

References to “RCEs” refer to residential customer equivalents, each of which represents a natural gas customer with a standard consumption of 100 MMBtus per year or an electricity customer with a standard consumption of 10 MWhrs per year.  These quantities, which are used for convenience, represent estimates of the annual amount of natural gas or electricity used by a typical household in some parts of the country.  Such estimates are primarily based on profiles of historical consumption by our customers.

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

The impact of weather on operating results for our natural gas and electricity business segments is measured using heating degree day and cooling degree day data.  “Degree days” are the number of Fahrenheit degrees by which the average daily temperature differs from 65 degrees Fahrenheit.  “Heating degree days,” or “HDDs,” refer to the total number of degree days during a reporting period for which the average daily temperature was less than 65 degrees Fahrenheit in each of our markets, weighted by the actual number of natural gas RCEs within each market.  “Cooling degree days,” or “CDDs,” refer to the total number of degree days during a reporting period for which the average daily temperature was greater than 65 degrees Fahrenheit in each of our markets, weighted by the actual number of natural gas RCEs within each market.

EXECUTIVE OVERVIEW

Our income before income tax expense was $24.9 million for the three months ended December 31, 2010, which represented a 4% increase from our income before income tax expense of $24.0 million for the same period in the prior fiscal year.  Higher electricity gross profit for fiscal year 2011 was partially offset by lower natural gas gross profit and higher operating expenses.

For the six months ended December 31, 2010, our income before income tax expense of $1.4 million was 90% lower than income before income tax expense of $13.8 million for same period in the prior fiscal year.  Higher electricity gross profit for fiscal year 2011 was more than offset by lower natural gas gross profit and higher operating expenses.

We utilize a measure referred to as Adjusted EBITDA (as defined below) to evaluate our operating performance and liquidity position.  Significant activity affecting Adjusted EBITDA for the three months and six months ended December 31, 2010, as compared with the same periods in the prior fiscal year, is summarized in the following table.  Refer to “RESULTS OF OPERATIONS,” located elsewhere in Item 2 of this Quarterly Report, for additional commentary regarding the activity in the table.

	Three Months Ended December 31, 2010	Six Months Ended December 31, 2010
	(in thousands)

Adjusted EBITDA for period ended December 31, 2009	$20,809	$17,255
Increases (decreases) in Adjusted EBITDA due to:
Higher (Lower) gross profit (excluding unrealized gains from risk management activities, net):
Natural gas	(64)	(6,547)
Electricity	5,289	9,457
Higher operating expenses (excluding depreciation, amortization and stock compensation expense)	(4,020)	(5,096)
Adjusted EBITDA for period ended December 31, 2010	$22,014	$15,069

In April 2010, we began delivering natural gas to an LDC in Ohio as part of a Standard Service Offer program (the “SSO Program”).  Under the SSO Program, for the 12-month period from April 1, 2010 through March 31, 2011, we will receive a New York Mercantile Exchange (“NYMEX) referenced price plus a price adjustment for natural gas delivered by the LDC to its customers who are eligible to participate in the SSO Program.  We expect that our gross profit per MMBtu sold to the LDC will be lower under the SSO Program than the gross profit that we normally experience from our direct retail energy customers.  Based upon estimates received directly from the LDC, we expect that the customers assigned to us in connection with the SSO Program will consume approximately 9.9 million MMBtus of natural gas during the one-year term of the agreement, the majority of which will occur during the winter heating season.  We will no longer participate in the SSO Program effective April 1, 2011.

During the six months ended December 31, 2010, we recorded revenue related to approximately 3.5 million MMBtus of natural gas in connection with the SSO Program.  The SSO Program had a negative impact on our natural gas gross profit for the six month period due to a mismatch in the timing of fixed transportation and capacity costs in relation to revenues which will not be recorded until the commodity is delivered to customers.  We expect to continue to recover these costs during the remaining winter months when the commodity is delivered to our customers in the SSO Program.

In September 2009, we completed a debt and equity restructuring (the “Restructuring”), which included a number of transactions and amendments to corporate documents.  Material impacts of the Restructuring on our financial position, results of operations and cash flows were disclosed in the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “2010 Form 10-K”).  We believe that the Restructuring improved our financial and liquidity position, while eliminating operating constraints previously imposed on us under our former supply and commodity hedging facilities.

After completion of the Restructuring in September 2009, we expanded our marketing activities to support planned growth in our customer base using our traditional marketing channels.  During fiscal year 2011, we have continued with our strategic growth initiatives to build brand awareness using our traditional marketing channels as well as using new approaches.  Higher electricity gross profit and higher marketing expenses during the first six months of fiscal year 2011 were a direct result of expansion of our business that resulted from these growth initiatives.  For the remainder of the current fiscal year, we intend to continue with these growth initiatives, in addition to evaluating opportunities to enter new markets and to acquire new customer portfolios that are consistent with our overall growth strategy, our operating and information systems environments, our risk management policy, and our supply, hedging and financing capabilities.

During fiscal year 2010 and during the first six months of fiscal year 2011, we focused on growth in our electricity customer portfolio in order to improve the seasonal cash flow associated with the electricity business segment and reduce risks associated with commodity and geographic concentrations.  Most of this growth was in electricity markets where LDCs guarantee customer accounts receivable, which contributed to a higher portion of sales in guaranteed markets during the first six months of fiscal year 2011, as compared with the prior year.

We continuously monitor the cost of acquiring customers to ensure that customer portfolio growth is accomplished in the most cost efficient manner.  Capitalized customer acquisition costs increased $8.4 million, or 140%, and advertising and marketing expenses increased $2.4 million, or 321%, during the first six months of fiscal year 2011, as compared with the same period in the prior fiscal year.  When considering the number of customers acquired, our cost to acquire customers approximated $100 per RCE for the three months and six months ended December 31, 2010, which was consistent with the cost to acquire customers during the same periods in the prior fiscal year.

General and administrative operating expenses also increased significantly during the first six months of fiscal year 2011, as compared with the prior year.  We have increased our staff count in customer operations, information systems and other areas to support actual and planned customer growth, as well as to enhance the effectiveness of our internal controls environment.

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

		Three Months Ended December 31,		Six Months ended December 31,
		2010	2009	2010	2009
		(in thousands)

	Sales of natural gas and electricity	$183,816	$152,769	$278,180	$228,742
	Cost of goods sold	125,852	100,470	212,155	151,449
	Gross profit	57,964	52,299	66,025	77,293
	Operating expenses	25,858	20,052	50,643	42,365
	Operating profit	32,106	32,247	15,382	34,928
	Interest expense, net of interest income	7,250	8,248	13,957	21,165
	Income before income tax benefit (expense)	24,856	23,999	1,425	13,763
	Income tax benefit (expense)	846	(5,774)	846	(5,774)
	Net income	25,702	18,225	2,271	7,989

	Items to reconcile net income to EBITDA :
Add (less):	Interest expense, net of interest income	7,250	8,248	13,957	21,165
	Depreciation and amortization	6,551	5,275	12,180	10,896
	Income tax (benefit) expense	(846)	5,774	(846)	5,774
	EBITDA	38,657	37,522	27,562	45,824

	Items to reconcile EBITDA to Adjusted EBITDA:
Add (less):	Stock compensation expense	510	—	1,781	(117)
	Unrealized gains from risk management activities, net	(17,153)	(16,713)	(14,274)	(28,452)
	Adjusted EBITDA	$22,014	$20,809	$15,069	$17,255

Selected Operating Data

Selected data for our natural gas and electricity operations is provided in the following table.

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Natural Gas:
Actual RCEs at end of period (1)	427,000	446,000	427,000	446,000
Average RCEs during the period (1)	431,000	458,000	436,000	467,000
MMBtus sold during the period	16,562,000	13,808,000	20,588,000	18,153,000
Sales per MMBtu sold during the period	$8.36	$9.71	$8.83	$10.22
Gross profit per MMBtu sold during the period (2)	$1.84	$2.22	$1.54	$2.11
Heating degree days	1,774	1,606	1,807	1,645

Electricity:
Actual RCEs at end of period	191,000	81,000	191,000	81,000
Average RCEs during the period	190,000	78,000	186,000	77,000
MWhrs sold during the period	458,000	166,000	954,000	381,000
Sales per MWhr sold during the period	$99.01	$112.65	$101.12	$113.33
Gross profit per MWhr sold during the period	$22.41	$29.96	$20.94	$27.61
Cooling degree days	68	68	940	858

(1)   Excludes RCEs to be served in connection with the SSO Program pursuant to a one-year contract that expires on March 31, 2011.

(2)   Includes fee income and realized losses from risk management activities, but excludes unrealized gains from risk management activities.

Quarterly trends for natural gas and electricity RCEs and for renewal and in-contract attrition percentages are summarized in the following table.

	Customer Activity for the Quarter Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009

RCEs at end of quarter:
Natural gas (1)	427,000	445,000	433,000	438,000	446,000
Electricity	191,000	189,000	173,000	130,000	81,000
Total	618,000	634,000	606,000	568,000	527,000

Average RCEs during the quarter:
Natural gas (1)	431,000	441,000	432,000	439,000	458,000
Electricity	190,000	182,000	159,000	106,000	78,000
Total	621,000	623,000	591,000	545,000	536,000

Customer renewals and attrition for the 12-month period ending on the quarter-end date:
Customer renewal percentage (2)	92%	92%	93%	93%	92%
In-contract attrition percentage (3)	31%	27%	26%	25%	29%

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

Historically, we have experienced a seasonal trend of lower customer additions during the months of December through February due to lack of customer response to our marketing efforts during this period.  We experienced a continuation of this annual trend during the month of December 2010, which contributed to comparatively lower additions of customers during the quarter ended December 31, 2010 compared with the previous quarter.

Average natural gas RCEs for the quarter ended December 31, 2010 declined 2% from the prior quarter and declined 6% from the same period in the prior fiscal year.  During the quarter ended December 31, 2010, we experienced decreases in our commercial and small business customer counts, while our residential customer counts remained relatively constant.  During the six months ended December 31, 2010, higher residential customer counts were more than offset by lower small business and commercial customer counts, including several large commercial accounts, each of which represents the loss of several hundred RCEs.

Average electricity RCEs for the quarter ended December 31, 2010 increased 4% from the prior quarter and increased 144% from the same period in the prior fiscal year.  During the final six months of fiscal year 2010 and the first six months of fiscal year 2011, we focused on growth in many of our traditional electricity markets in order to improve the seasonal cash flow associated with the electricity business segment and to reduce risks associated with commodity and geographic concentrations.  In addition, actual electricity RCEs as of December 31, 2010 include over 77,000 net customers added as a result of our expansion into new electricity markets in Pennsylvania and Maryland during the twelve months ended December 31, 2010.  In December 2010, we acquired customers in two new electricity markets that are not included in our RCE count.  These customers will be added to our customer counts once the flow of related customer data between us and the respective LDCs has been established and adequately tested.  As a result, approximately 5,000 electricity RCEs acquired in December 2010 were not added to our RCE counts until the quarter ended March 31, 2011.

Higher in-contract attrition for the twelve months ended December 31, 2010 was primarily driven by competitive pressure in electricity markets, particularly our markets in Pennsylvania and Connecticut.  Over the past twelve months, the number of competitors has increased significantly in these markets, which has resulted in a growing number of available rate plan options from which customers can choose.

Seasonality of Operations

Natural gas and electricity sales accounted for approximately 65% and 35%, respectively, of our total sales for the six months ended December 31, 2010, and 82% and 18%, respectively, of our total sales for the fiscal year ended June 30, 2010.  The mix of natural gas and electricity sales varies significantly during the reporting quarters within our fiscal year due to the seasonality of our business.  The majority of natural gas customer consumption occurs during the months of November through March.  By contrast, electricity customer consumption peaks during the months of June through September.  Because the natural gas business segment comprises such a large component of our overall business operations for our entire fiscal year, the second and third fiscal quarters represent the seasonal peak of operating results for our full fiscal year.

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

BALANCE SHEET OVERVIEW

Guaranteed and Non-Guaranteed Customer Accounts Receivable

Accounts receivable, net is summarized in the following table.

	Balances at
	December 31, 2010	June 30, 2010
	(in thousands)
Billed customer accounts receivable:
Guaranteed by LDCs	$34,605	$11,736
Non-guaranteed by LDCs	25,860	21,543
	60,465	33,279
Unbilled customer accounts receivable (1):
Guaranteed by LDCs	32,805	10,206
Non-guaranteed by LDCs	23,143	7,211
	55,948	17,417
Total customer accounts receivable	116,413	50,696
Less: Allowance for doubtful accounts	(4,860)	(5,074)
Customer accounts receivable, net	111,553	45,622
Cash imbalance settlements and other receivables, net (2)	3,703	3,303
Accounts receivable, net	$115,256	$48,925

(1)   Unbilled customer accounts receivable represents estimated revenues associated with natural gas and electricity consumed by customers but not yet billed under the monthly cycle billing method utilized by LDCs.

(2)   Cash imbalance settlements represent differences between natural gas or electricity delivered to LDCs for consumption by the Company’s customers and actual customer usage.  The Company expects such imbalances to be settled in cash within the next 12 months in accordance with contractual payment arrangements with the LDCs.

We operate in 41 market areas located in 14 U.S. states and two Canadian provinces.  Our diversified geographic coverage mitigates the credit exposure that could result from concentrations in a single LDC territory or a single regulatory jurisdiction, from extreme local weather patterns or from an economic downturn in any single geographic region.

Certain LDCs guarantee billed and unbilled customer accounts receivable or amounts due for delivered gas and electricity, for which they charge an average discount fee of approximately 1%.  These LDC guarantees mitigate our direct credit risk since the Company is exposed only to the credit risk of the LDC, rather than that of its customers.  As of December 31, 2010 and June 30, 2010, all of our billed and unbilled customer accounts receivable in guaranteed markets were from LDCs with investment grade credit ratings.  We periodically review payment history, credit ratings and financial information for LDCs to ensure that we identify and respond to any deteriorating trends.

Imbalance settlements represent differences between the natural gas or electricity delivered to LDCs or independent system operators (“ISOs”) for consumption by our customers and actual usage by our customers.  We expect that such imbalances will be settled with cash within twelve months following the balance sheet date.  Imbalance settlements will fluctuate from period to period depending on the market price for natural gas and electricity, weather patterns and other factors that affect customer consumption, and the timing of cash remittances from LDCs and ISOs.  These receivables are generally due from counterparties with investment grade credit ratings.

The allowance for doubtful accounts represents our estimate of potential credit losses associated with customer accounts receivable in markets where such receivables are not guaranteed by LDCs.  We assess the adequacy of our allowance for doubtful accounts through review of the aging of customer accounts receivable and general economic conditions in the markets that we serve.  Based upon this review as of December 31, 2010, we believe that our allowance for doubtful accounts is adequate to cover potential credit losses related to customer accounts receivable.  Additional commentary regarding credit risk management, our allowance for doubtful accounts and our provision for doubtful accounts is provided in Item 3 of this Quarterly Report.

We have limited exposure to risk associated with high concentrations of sales volumes with individual customers.  As a result of our participation in the SSO Program, the LDC in Ohio became our largest single customer, accounting for approximately 17% of our natural gas sales volume for the six months ended December 31, 2010.  Our largest electricity customer accounted for less than 1% of our electricity sales volume.  The Company will no longer participate in the SSO Program effective April 1, 2011.

Natural Gas Inventories

Natural gas inventories are summarized in the following table.

	Balances at
	December 31, 2010	June 30, 2010
	(in thousands)

Storage inventory for delivery to customers	$11,097	$9,956
Imbalance settlements in-kind (1)	5,821	5,905
Total	$16,918	$15,861

(1)   Represents inventory to be transferred to the Company or its customers from LDCs as a result of an excess of natural gas deliveries over amounts used by customers in prior periods.   The Company expects these inventories to be transferred to the Company or its customers within the upcoming 12-month period.

The Company reports the volume of natural gas held in storage in million British thermal units (“MMBtus”), which is a standard unit of heating equivalent measure for natural gas.  The increase in storage inventory for delivery to customers from June 30, 2010 to December 31, 2010 was primarily due to normal seasonal accumulation of natural gas held in storage for the Company to serve its natural gas customers during the winter season.  The volume of natural gas held in storage increased 28% from 1.8 million MMBtus at June 30, 2010 to 2.3 million MMBtus at December 31, 2010.

Natural gas inventories are valued on a weighted-average cost basis, which includes related transportation and storage costs, and which does not exceed net realizable value.  The weighted-average cost per MMBtu of natural gas held in storage decreased 10% from June 30, 2010 to December 31, 2010.

Accounts Receivable from RBS Sempra, Net and Accounts Payable to RBS Sempra, Net

The ISDA Master Agreements include provisions that allow for net settlement of various amounts due from or due to RBS Sempra resulting from activity under the Commodity Supply Facility.  Amounts due from or due to RBS Sempra are summarized in the following table.

	Balances at
Amount receivable from (payable to) RBS Sempra for:	December 31, 2010	June 30, 2010
	(in thousands)

Cash received and held by RBS Sempra (1)	$24,621	$64,819
Commodity purchases from RBS Sempra	(54,070)	(19,030)
Transportation costs, derivative settlements, interest and fees charged by RBS Sempra	(1,578)	(2,735)
Accounts (payable to) receivable from RBS Sempra, net on the consolidated balance sheet	$(31,027)	$43,054

(1)   In connection with the Commodity Supply Facility, certain banking relationships that previously belonged to us are now under RBS Sempra’s name and control.  RBS Sempra releases cash to us as required to meet our ongoing operating cash requirements.

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

Gross profit, excluding the impact of unrealized gains and losses from risk management activities, is reported and analyzed by business segment.  Other operating activity, including unrealized gains and losses from risk management activities, operating expenses and interest expense, is monitored and reported at the corporate level and is not allocated to business segments.

Reconciliations of gross profit by business segment to net income (loss) before income tax (expense) benefit are disclosed in Note 18 to the condensed consolidated financial statements included elsewhere in this Quarterly Report.

Gross Profit (Before Unrealized Gains from Risk Management Activities, Net) by Business Segment

Gross profit (before unrealized gains from risk management activities, net) by business segment is summarized in the following tables.  For purposes of this analysis, gross profit before unrealized gains from risk management activities includes fee income and realized losses from risk management activities, but excludes unrealized gains from risk management activities, net.  As the underlying customer contracts are not marked-to-market, unrealized gains and/or from risk management activities do not offer an accurate indication of the ultimate cash impact to the business, which is not determinable until delivery of natural gas under the customer contracts and the associated risk management gain or loss is realized.

	Three Months Ended December 31,		2010 versus 2009 Increase (Decrease)
Business Segment	2010	2009	Amount	%
	($ in thousands)

Natural gas	$30,549	$30,613	$(64)	—
Electricity	10,262	4,973	5,289	106
Total gross profit (before unrealized gains from risk management activities, net)	$40,811	$35,586	$5,225	15

	Six Months Ended December 31,		2010 versus 2009 Increase (Decrease)
Business Segment	2010	2009	Amount	%
	($ in thousands)

Natural gas	$31,775	$38,322	$(6,547)	(17)
Electricity	19,976	10,519	9,457	90
Total gross profit (before unrealized gains from risk management activities, net)	$51,751	$48,841	$2,910	6

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

•      The impact of the SSO Program and any similar programs that can have a significant comparative impact on volumes sold to customers, sales, cost of goods sold, gross profit and gross profit per MMBtu sold.

Significant activity affecting natural gas gross profit (before unrealized gains from risk management activities, net) for the three months and six months ended December 31, 2010 and 2009 is summarized in the following tables.

	Three Months Ended December 31,
	2010		2009
	Amount	Amount per MMBtu Sold	Amount	Amount per MMBtu Sold
	($ in thousands)

Gross profit (before unrealized gains from risk management activities, net)	$30,549	$1.84	$30,613	$2.22
Add (less) the relative cost (benefit) during the period associated with commodity price volatility and economic hedging activity:
Weighted-average cost of gas methodology	1,054	0.06	(320)	(0.02)
Realized gains from risk management activities associated with natural gas inventory at end of period	(115)	(0.01)	(1,293)	(0.09)
	31,488	1.89	29,000	2.11
Fee income	(3,358)	(0.20)	(4,114)	(0.30)
Amount attributable to natural gas delivered to customers	$28,130	$1.69	$24,886	$1.81

	Six Months Ended December 31,
	2010		2009
	Amount	Amount per MMBtu Sold	Amount	Amount per MMBtu Sold
	($ in thousands)

Gross profit (before unrealized gains from risk management activities, net)	$31,775	$1.54	$38,322	$2.11
Add (less) the relative cost (benefit) during the period associated with commodity price volatility and economic hedging activity:
Weighted-average cost of gas methodology	1,341	0.07	(1,282)	(0.07)
Realized losses (gains) from risk management activities, net, associated with natural gas inventory at end of period	1,465	0.07	(75)	—
	34,581	1.68	36,965	2.04
Fee income	(6,880)	(0.33)	(8,408)	(0.46)
Amount attributable to natural gas delivered to customers	$27,701	$1.35	$28,557	$1.58

Selected operating data for the natural gas business segment is summarized in the following table.

			2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%

Three months ended December 31:
Average RCEs during the period (1)	431,000	458,000	(27,000)	(6)
MMBtus sold during the period	16,562,000	13,808,000	2,638,000	19
Heating degree days	1,774	1,606	168	10

Six months ended December 31:
Average RCEs during the period (1)	436,000	467,000	(31,000)	(7)
MMBtus sold during the period	20,588,000	18,153,000	2,320,000	13
Heating degree days	1,807	1,645	162	10

(1)   Average RCEs exclude RCEs to be served in connection with the SSO Program pursuant to a one-year contract that expires March 31, 2011.  All historical revenue, cost of goods sold and volumes sold include activity from the SSO Program.

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

Gross Profit Attributable to Natural Gas Delivered to Customers

In April 2010, we began delivering natural gas to an LDC in Ohio as part of a Standard Service Offer program (the “SSO Program”).  Under the SSO Program, for the 12-month period from April 1, 2010 through March 31, 2011, we will receive a New York Mercantile Exchange (“NYMEX) referenced price plus a price adjustment for natural gas delivered by the LDC to its customers who are eligible to participate in the SSO Program.  We expect that our gross profit per MMBtu sold to the LDC will be lower under the SSO Program than the gross profit that we normally experience from our direct retail energy customers.  During the six months ended December 31, 2010, we recorded revenue associated with approximately 3.5 million MMBtus of natural gas consumed by customers in connection with the SSO Program.  The SSO Program had a negative impact on our natural gas gross profit, primarily due to a mismatch in the timing of fixed transportation and capacity costs in relation to revenues which will not be recorded until the commodity is delivered to customers.  We have begun to and expect to continue to recover these costs during the winter months when the commodity is delivered to our customers in the SSO Program.  Excluding the impact of the SSO Program, our gross profit attributable to natural gas delivered to customers increased during the three months and six months ended December 31, 2010 compared to the same periods in the prior fiscal year.

During the six months ended December 31, 2010, excluding the impact of the SSO Program, higher gross profit attributable to natural gas delivered to customers was due to the combined impact of a 6% increase in gross profit per MMBtu sold to customers and a 10% increase in HDDs, which were partially offset by a 7% decrease in the volume of natural gas sold to customers.

During the three months ended December 31, 2010, excluding the impact of the SSO Program, higher gross profit attributable to natural gas delivered to customers was due to the combined impact of a 13% increase in gross profit per MMBtu sold to customers and a 10% increase in HDDs, which were partially offset by a 3% decrease in the volume of natural gas sold to customers.

Lower volumes of natural gas sold to customers during the three months and six months ended December 31, 2010, excluding the impact of the SSO program, were primarily driven by the loss of certain commercial customers, each of which represented multiple RCEs of consumption.

In connection with the Commodity Supply Facility, during the quarter ended December 31, 2009, we assigned certain storage inventory and capacity rights to RBS Sempra that we previously owned.  As a result, our volume of natural gas inventory as of September 30, 2010 was significantly lower than that recorded at September 30, 2009.  However, we continued to incur fixed transportation costs associated with the volumes assigned to RBS Sempra.  Such costs, which were included in the cost of inventory for the quarter ended September 30, 2009, were expensed directly to cost of goods sold during the quarter ended September 30, 2010, resulting in comparatively lower natural gas gross profit per MMBtu sold for that period.

We have begun, and expect to continue, to recover these costs by recording revenue during the winter months as we deliver higher volumes of natural gas to our customers.  The fixed transportation cost portion of the total cost associated with the volumes sold during the winter months in fiscal year 2011 will be lower than that recorded for the prior fiscal year, which will effectively reduce cost per MMBtu sold, thereby increasing gross profit per MMBtu sold.  During the quarter ended December 31, 2010, and particularly during the month of December 2010, we began to recover these fixed transportation costs, which contributed to higher gross profit per MMBtu sold during the period.

Electricity Gross Profit

Significant activity affecting electricity gross profit (before unrealized gains from risk management activities, net) for the three months and six months ended December 31, 2010 and 2009 is summarized in the following tables.

	Three Months Ended December 31,
	2010		2009
	Amount	Amount per MWhr Sold	Amount	Amount per MWhr Sold
	($ in thousands)

Gross profit (before unrealized gains from risk management activities, net)	$10,262	$22.41	$4,973	$29.96
Fee income	(391)	(0.85)	(379)	(2.29)
Amount attributable to electricity delivered to customers	$9,871	$21.56	$4,594	$27.67

	Six Months Ended December 31,
	2010		2009
	Amount	Amount per MWhr Sold	Amount	Amount per MWhr Sold
	($ in thousands)

Gross profit (before unrealized gains from risk management activities, net)	$19,976	$20.94	$10,519	$27.61
Fee income	(898)	(0.94)	(817)	(2.14)
Amount attributable to electricity delivered to customers	$19,078	$20.00	$9,702	$25.47

Selected operating data for the electricity business segment is summarized in the following table.

			2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%

Three months ended December 31:
Average RCEs during the period	190,000	78,000	112,000	144
MWhrs sold during the period	458,000	166,000	292,000	176
Cooling degree days	68	68	—	—

Six months ended December 31:
Average RCEs during the period	186,000	77,000	109,000	142
MWhrs sold during the period	954,000	381,000	573,000	150
Cooling degree days	940	858	82	10

Higher electricity gross profit for the three months and six months ended December 31, 2010 were driven by significant increases in the volume of MWhrs sold, which primarily resulted from higher average electricity RCEs served.

Competitive pricing environments in many of our electricity markets resulted in lower gross profit per unit sold, which decreased 21% for both the three months and six months ended December 31, 2010, and which partially offset the positive impact of higher electricity volumes sold.

Gains and Losses from Risk Management Activities, Net

Realized and unrealized (gains) losses from risk management activities, net, included in cost of goods sold are summarized in the following tables.

	Three Months Ended December 31,		2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)

Realized losses from risk management activities, net	$11,512	$19,328	$(7,816)	(40)
Unrealized gains from risk management activities, net	(17,153)	(16,713)	(440)	(3)
Total realized and unrealized (gains) losses from risk management activities, net	$(5,641)	$2,615	$(8,256)	NM

	Six Months Ended December 31,		2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)

Realized losses from risk management activities, net	$15,076	$33,235	$(18,159)	(55)
Unrealized gains from risk management activities, net	(14,274)	(28,452)	14,178	50
Total realized and unrealized (gains) losses from risk management activities, net	$802	$4,783	$(3,981)	(83)

NM — Not meaningful

Unrealized gains and losses from risk management activities recorded on the consolidated balance sheets primarily reflect the current market values, which represent the relationship between average forward commodity prices and the weighted average price of the related economic hedge, for commodity derivatives utilized as economic hedges to reduce our exposure to changes in the prices of natural gas and electricity.  Changes in such market values during the term of a derivative contract are recorded as unrealized gains and losses from risk management activities on the consolidated statements of operations.  As derivative contracts expire and related market values are settled, realized gains and losses are recorded on the consolidated statements of operations.

Operating Expenses

Operating expenses are summarized in the following tables.

	Three Months Ended December 31,		2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)

General and administrative expenses	$14,949	$12,415	$2,534	20
Advertising and marketing expenses	1,698	390	1,308	335
Reserves and discounts	2,660	1,972	688	35
Depreciation and amortization	6,551	5,275	1,276	24
Total operating expenses	$25,858	$20,052	$5,806	29

	Six Months Ended December 31,		2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)

General and administrative expenses	$30,626	$26,912	$3,714	14
Advertising and marketing expenses	3,123	742	2,381	321
Reserves and discounts	4,714	3,815	899	24
Depreciation and amortization	12,180	10,896	1,284	12
Total operating expenses	$50,643	$42,365	$8,278	20

Higher operating expenses during fiscal year 2011 are generally due to expanded operating activities in connection with actual growth in the electricity customer portfolio, planned growth initiatives for our natural gas and electricity businesses and enhancements to improve the effectiveness of our internal controls environment.  Higher stock compensation and employee benefits expenses also contributed significantly to overall increases in operating expenses.  Additional commentary regarding specific operating expense categories follows.

General and Administrative Expenses

General and administrative expenses are summarized in the following tables.

	Three Months Ended December 31,		2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)

Salaries and employee benefits	$9,167	$7,653	$1,514	20
Professional fees	1,467	1,068	399	37
Other general and administrative expenses	4,315	3,694	621	17
Total general and administrative expenses	$14,949	$12,415	$2,534	20

	Six Months Ended December 31,		2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)

Salaries and employee benefits	$19,557	$16,222	$3,335	21
Professional fees	2,681	3,232	(551)	(17)
Other general and administrative expenses	8,388	7,458	930	12
Total general and administrative expenses	$30,626	$26,912	$3,714	14

In connection with the Restructuring, we recorded approximately $2.2 million of non-recurring general and administrative expenses during the six months ended December 31, 2009, including $0.8 million of transaction-related bonuses, $0.2 million of employee severance costs and $1.2 million of professional fees incurred in connection with various potential liquidity events considered prior to completion of the Restructuring.

Excluding the non-recurring bonuses and severance costs noted above, salaries and employee benefits expenses were approximately $2.5 million higher during the second quarter of fiscal year 2011 and $4.3 million during the first six months of fiscal year 2011, as compared with the same periods in the prior fiscal year, primarily due to the following factors:

•      Stock-based compensation expense associated with restricted stock units granted in January 2010 was $0.5 million and $1.8 million during the second quarter and the first six months of fiscal year 2011.  Stock-based compensation expense was minimal during the first six months of fiscal year 2010 due to termination of our then existing incentive compensation plans in connection with the Restructuring;

•      The average number of employees was higher for the first six months of fiscal year 2011, particularly for the quarter ended December 31, 2010, as compared with the same period in the prior fiscal year, as a result of expanded operations to support actual and planned growth in our customer base and enhancements to improve the effectiveness of our internal controls environment; and

•      The employer portions of health insurance and various other employee welfare benefits were generally higher for the first six months of fiscal year 2011, primarily as a result of significant increases in the total premiums associated with these benefits.

Excluding the non-recurring Restructuring-related professional fees incurred during the quarter ended September 30, 2009, professional fees increased $0.4 million during the second quarter of fiscal year 2011 and increased $0.7 million during the first six months of fiscal year 2011, as compared with the same periods in the prior fiscal year.  During the second half of fiscal year 2010 and the first half of fiscal year 2011, we began various initiatives to improve our current operating systems and process flows and to expand our operating infrastructure in anticipation of planned business growth.  For certain of these initiatives, we have utilized contracted professional services in addition to or in lieu of our employees.

Higher other general and administrative expenses during the quarter and six months ended December 31, 2010 were primarily due to expanded customer care, billing and information technology activities to support actual and planned growth in our customer base, and to support information systems upgrades and enhancements.

Advertising and Marketing Expenses

As part of an overall corporate strategy to manage our liquidity position, and in response to constraints that our former supply and hedging facilities placed on our marketing activities, we curtailed our sales and marketing expenditures for several months prior to the Restructuring.  This resulted in significantly lower advertising and marketing expenses during the quarter and six months ended December 31, 2009, as compared with our historical levels.

Subsequent to the Restructuring, we implemented various elements of a growth and marketing plan, which included strategic marketing initiatives in our current markets as well as incremental marketing expenses related to new markets, particularly new electricity markets in Pennsylvania and Maryland.  As a result, during the quarter and six months ended December 31, 2010, we incurred marketing expenditures that reflected a return to historical levels prior to the Restructuring.

Reserves and Discounts

Reserves and discounts in the consolidated statements of operations include the provision for doubtful accounts related to customer accounts receivable within markets where such receivables are not guaranteed by LDCs as well as discounts related to customer accounts receivable that are guaranteed by LDCs. Reserves and discounts are summarized in the following tables.

	Three Months Ended December 31,		2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)

Provision for doubtful accounts	$1,808	$1,503	$305	20
Contractual discounts for LDC guarantees of customer accounts receivable (1)	852	469	383	82
Total reserves and discounts	$2,660	$1,972	$688	35

	Six Months Ended December 31,		2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)

Provision for doubtful accounts	$3,200	$3,096	$104	3
Contractual discounts for LDC guarantees of customer accounts receivable (1)	1,514	719	795	111
Total reserves and discounts	$4,714	$3,815	$899	24

(1)   By agreement, certain LDCs guarantee the collection of customer accounts receivable.  Contractual discounts charged by various LDCs average approximately 1% of collections, which is effectively the cost to guarantee the customer accounts receivable.

During the quarter ended December 31, 2010, we recorded a $0.6 million provision related to delays in our internal budget billing true-up process.  During the six months ended December 31, 2010, as part of the remediation plan to address and resolve the material weakness identified at June 30, 2010, we continued to implement certain controls and procedures to address delays in the budget billing true-up process.  Excluding this special provision, the provision for doubtful accounts decreased during the quarter and six months ended December 31, 2010, as compared with the same periods in the prior fiscal year, primarily due to the following factors:

•      Sales of natural gas and electricity in markets where customer accounts receivable are not guaranteed by LDCs decreased 15% during the first six months of fiscal year 2011;

•      Credit environments generally stabilized in many of our markets during the final nine months of fiscal year 2010 and the first half of fiscal year 2011.  By comparison, during fiscal year 2009 and the first quarter of fiscal year 2010, we experienced deterioration in the aging of our customer accounts receivable in certain of our larger markets in Georgia, Texas and the northeastern U.S., which resulted in charge-offs of customer accounts receivable and provisions for doubtful accounts that were higher than our historical levels; and

•      Purchase acquisitions usually result in incremental reserves associated with the customer portfolios purchased.  We did not complete any purchase acquisitions during fiscal year 2010 or the first quarter of fiscal year 2011.  By comparison, our acquisition of Catalyst Natural Gas, LLC during fiscal year 2009 contributed to higher allowance and provision for doubtful accounts in our Georgia natural gas market during the quarter ended September 30, 2009.

We continuously monitor economic conditions and collections experience in our markets in order to assess appropriate levels of our allowance for doubtful accounts.  Refer to Item 3 of this Quarterly Report for additional commentary regarding our management of credit risk.

Certain LDCs guarantee billed and unbilled customer accounts receivable or amounts due for delivered gas and electricity, for which they charge an average discount fee of approximately 1%.  Higher contractual discounts for LDC guarantees of customer accounts receivable during the quarter ended December 31, 2010 were due to significantly higher sales of natural gas and electricity within our LDC-guaranteed markets.  The weighted-average contractual discount rates for the current quarter were comparable to the rates for the same period in the prior fiscal year.

Depreciation and Amortization

Depreciation and amortization are summarized in the following tables.

	Three Months Ended December 31,		2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)

Depreciation of fixed assets	$457	$495	$(38)	(8)
Amortization of customer acquisition costs	6,094	4,780	1,314	27
Total depreciation and amortization	$6,551	$5,275	$1,276	24

	Six Months Ended December 31,		2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)

Depreciation of fixed assets	$911	$1,443	$(532)	(37)
Amortization of customer acquisition costs	11,269	9,452	1,817	19
Other amortization expense	—	1	(1)	NM
Total depreciation and amortization	$12,180	$10,896	$1,284	12

NM — Not meaningful.

Higher amortization of customer acquisition costs during the quarter and six months ended December 31, 2010 resulted from higher additions to capitalized customer acquisition costs during fiscal year 2010 and the first six months of fiscal year 2011, as compared with the comparable prior year periods.  Such higher amortization expense was partially offset by lower depreciation and amortization expense associated with software, fixed assets and customers acquired in connection with a 2006 purchase acquisition, which were fully depreciated or amortized as of August 2009.

Interest Expense, net

Significant components of interest expense, net are summarized in the following tables.

	Three Months Ended December 31,		2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)
Interest related to debt instruments:
Fixed Rate Notes due 2014 (1)	$2,274	2,294	$(20)	(1)
Floating Rate Notes due 2011 (1)	131	138	(7)	(5)

Interest and fees related to commodity supply and hedging facilities (2):
Commodity Supply Facility	2,636	3,093	(457)	(15)
Former supply and hedging facilities	—	111	(111)	(100)

Change in value of interest rate swaps (3)	11	419	(408)	(97)
Amortization of deferred debt issuance costs and discount on issuance of long-term debt	2,149	2,109	40	2
Other interest expense	60	92	(32)	(35)

Total interest expense	7,261	8,256	(995)	(12)
Less: Interest income	(11)	(8)	(3)	(38)
Interest expense, net	$7,250	$8,248	$(998)	(12)

	Six Months Ended December 31,		2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)
Interest related to debt instruments:
Fixed Rate Notes due 2014 (1)	$4,503	2,493	$2,010	81
Floating Rate Notes due 2011 (1)	262	3,421	(3,159)	(92)
Denham Credit Facility (4)	—	246	(246)	(100)

Interest and fees related to commodity supply and hedging facilities (3):
Commodity Supply Facility	4,618	3,156	1,462	46
Former supply and hedging facilities	—	2,962	(2,962)	(100)

Change in value of interest rate swaps (4)	271	1,391	(1,120)	(81)
Amortization of deferred debt issuance costs and discount on issuance of long-term debt	4,280	7,399	(3,119)	(42)
Other interest expense	70	154	(84)	(54)

Total interest expense	14,004	21,222	(7,218)	(34)
Less: Interest income	(47)	(57)	10	18
Interest expense, net	$13,957	$21,165	$(7,208)	(34)

(1)   On September 22, 2009, we exchanged $158.8 million aggregate principal amount of outstanding Floating Rate Notes due 2011 (the “Floating Rate Notes due 2011”) for $26.7 million of cash, $67.8 million aggregate principal amount of 13.25% Senior Subordinated Secured Notes due 2014 (the “Fixed Rate Notes due 2014”) and 33,940,683 shares of newly authorized Class A Common Stock.

(2)   Effective September 22, 2009, in connection with the Restructuring, our former supply and hedging facilities were replaced by the Commodity Supply Facility with RBS Sempra.

(3)   We utilize interest rate swap agreements to manage exposure to interest rate fluctuations associated with the Floating Rate Senior Notes due 2011 and letters of credit issued under the Commodity Supply Facility.  Mark-to-market adjustments and interest expense associated with these swap arrangements are recorded as adjustments to interest expense, net.

(4)   As of June 30, 2009, we had a $12.0 million outstanding balance under a credit agreement with Denham Commodity Partners LP (the “Denham Credit Facility”).  On September 22, 2009, all amounts previously borrowed were repaid and the Denham Credit Facility was terminated.

Interest expense, net includes approximately $2.2 million and $2.5 million of non-cash interest expense for the quarter ended December 31, 2010 and 2009, respectively, and $4.6 million and $8.8 million for the six months ended December 31, 2010 and 2009, respectively, which is associated with changes in the value of interest rate swaps, amortization of deferred debt issuance costs and amortization of discount on issuance of long-term debt.  The remaining interest expense for both periods primarily includes interest and fees paid or to be paid in connection with our long-term debt and our supply and hedging facilities.

Interest Related to Debt Instruments

Lower total interest expense associated with debt instruments for fiscal year 2011 is primarily due to decreased total debt balances resulting from the Restructuring.  The total aggregate principal balance outstanding under debt instruments decreased from approximately $177.2 million prior to the Restructuring to $74.2 million after the Restructuring.

The $67.8 million aggregate principal amount of Fixed Rate Notes due 2014 issued in connection with the Restructuring bears interest at 13.25%, which is higher than the average interest rates on outstanding debt instruments prior to the Restructuring.  The higher interest rate on the Fixed Rate Notes due 2014 partially offset the impact of lower average debt balances for fiscal year 2011.

Lower interest expense associated with the Floating Rate Notes due 2011 for the first six months of fiscal year 2011 was due to a combination of lower debt balances and lower interest rates.  As a result of the Restructuring, the average aggregate outstanding principal balance of Floating Rate Notes due 2011 decreased to approximately $6.4 million for the first six months of fiscal year 2011 from $78.0 million for the same period in the prior fiscal year.  The weighted-average interest rate was 8.13% and 8.55% for the six months ended December 31, 2010 and 2009, respectively.

Interest and Fees Related to Commodity Supply and Hedging Facilities

During the six months ended December 31, 2009, we incurred significant fees related to extension and winding down of our supply and hedging facilities that existed prior to the Restructuring.  Excluding these incremental fees, the fees associated with our supply and hedging activities are generally lower under the Commodity Supply Facility than those incurred under our former supply and hedging facilities.

Amortization of Deferred Debt Issuance Costs and Discount on Issuance of Long-Term Debt

Amortization of deferred debt issuance costs and original issue discount for the quarter ended December 31, 2009 included the following activity, which did not re-occur during the quarter ended December 31, 2010:

•      In connection with the Restructuring, approximately $158.8 million aggregate principal amount of Floating Rate Notes due 2011 was exchanged for cash, Fixed Rate Notes due 2014 and Class A Common Stock.   As a result, we recorded incremental interest expense of $3.1 million during the six months ended December 31, 2009, which represents accelerated amortization equivalent to a pro rata portion of the original issue discount and deferred debt issuance costs associated with the Floating Rate Notes due 2011 that were exchanged in connection with the Restructuring.

•      During fiscal year 2009 and the first three months of fiscal year 2010, we negotiated several amendments to our former supply and hedging facilities.  Approximately $9.1 million of total fees associated with these amendments were deferred during fiscal year 2009 and the first three months of fiscal year 2010, which were amortized through the September 21, 2009 maturity date of our former supply and hedging facilities.  Incremental interest expense associated with amortization of these costs was approximately $1.6 million for the six months ended December 31, 2009.

In connection with the Restructuring, we deferred approximately $16.0 million of costs related to the Commodity Supply Facility and the Fixed Rate Notes due 2014, including cash expenditures of approximately $7.0 million and the aggregate $9.0 million fair value of Class B Common Stock issued to RBS Sempra in a non-cash transaction as a condition of its entry into the ISDA Master Agreements.  We also recorded $17.8 million of original issue discount related to the Fixed Rate Notes dated 2014.  Amortization of deferred costs and original issue discount related to these facilities resulted in approximately $2.1 million of interest expense during the three months ended December 31, 2010 and 2009 and $4.2 million and $2.3 million of interest expense during the six months ended December 31, 2010 and 2009, respectively.

Income Taxes

Our effective income tax rate was a benefit of 3.4% and expense of 24.1% for the three months ended December 31, 2010 and 2009, respectively.  Our effective income tax rate was a benefit of 59.4% and expense of 42.0% for the six months ended December 31, 2010 and 2009, respectively.

The effective income tax rate for the three months and six months ended December 31, 2010 included adjustments necessary to conform our tax provision to our tax return to be filed for the fiscal year ended June 30, 2010.  These adjustments resulted in a net tax benefit of $1.4 million and a significant reduction in the effective income tax rate for the three months and six months ended December 31, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Our policy is to establish a valuation allowance if it is “more likely than not” that the related tax benefits will not be realized.  Such valuation allowance is deducted from deferred income tax assets on the consolidated balance sheets.  As of December 31, 2010 and June 30, 2010, we determined based on available evidence, including historical financial results for the last three years, that it is “more likely than not” that a portion of these items may not be recoverable in the future.  Accordingly, our valuation allowances of $23.3 million and $28.1 million at December 31, 2010 and June 30, 2010, respectively, related to non-recovery of deferred tax assets.  The change during the period related to the provision to return adjustments for prior years.

During the three months ended December 31, 2010, we recorded an unrecognized tax benefit of approximately $3.8 million, which is included in other long-term liabilities on the consolidated balance sheet at December 31, 2010.  This liability relates to the timing of expense recognition and does not impact the effective tax rate.

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

Under the Commodity Supply Facility, we have $58.5 million of liquidity available to us as of December 31, 2010, of which $45.0 million represents the maximum credit available for cash advances and $13.5 million represents excess liquidity that can be used for additional letters of credit, commodity purchases and other operating purposes.  In conjunction with cash expected to be generated from operations, we believe that the Commodity Supply Facility provides an adequate source of liquidity to meet our operating needs and debt service obligations for the foreseeable future, including the expected repayment of the Floating Rate Notes due 2011 in August 2011.

Cash Flow

Our cash flows are summarized in the following table.

	Six Months Ended December 31,		2010 versus 2009 Increase (Decrease)
	2010	2009	Amount	%
	($ in thousands)
Net cash provided by operating activities	$1,345	$32,564	$(31,219)	(96)
Net cash used in investing activities	(2,045)	(652)	(1,393)	(214)
Net cash used in financing activities	(1,232)	(50,748)	49,516	98
Net decrease in cash and cash equivalents	$(1,932)	$(18,836)	$16,904	90

For the six months ended December 31, 2009, cash provided from operations included the release of $75.0 million of restricted cash upon maturity of our former supply and hedging facilities in September 2009, which was offset by a $9.0 million transfer of cash and cash equivalents to an escrow account (the “Fixed Rate Notes Escrow Account”).  Excluding these Restructuring-related transactions, cash provided by (used in) operating activities increased from $33.4 million used in operations during the six months ended December 31, 2009 to $1.3 million provided by operations during the six months ended December 31, 2010.  This increase in cash provided by operating activities was primarily due to the net result of cash receipts, commodity purchases and other activity associated with the Commodity Supply Facility, which are reported by the Company as net accounts receivable from or accounts payable to RBS Sempra.

Net cash used in investing activities primarily includes fixed asset additions for the six months ended December 31, 2010 and 2009.

Net cash used in financing activities during the six months ended December 31, 2009 represents the net impact of various Restructuring-related transactions, primarily repayment of debt balances and incurrence of debt and stock issuance costs.

Commodity Supply Facility

Under the Commodity Supply Facility, the primary obligors are MXenergy Inc. and MXenergy Electric Inc. and all obligations are guaranteed by Holdings and its other domestic subsidiaries.  Obligations under the Commodity Supply Facility are secured by a first priority lien on substantially all of Holdings’ and its domestic subsidiaries’ existing and future assets, other than an interest reserve account held on behalf of the holders of the Fixed Rate Notes due 2014.  The maturity date of the Commodity Supply Facility is August 31, 2012.  RBS Sempra will have the right to extend such maturity date by one year at its sole discretion, provided that RBS Sempra gives such notice no earlier than April 30, 2011 and no later than 180 days prior to the then current termination date.

RBS Sempra has indicated its intent to complete an orderly sale of its assets including, but not limited to, the entity which provides our Commodity Supply Facility.  Although we have received assurances from RBS Sempra that it will continue to fulfill its obligations under the Commodity Supply Facility, we are actively exploring alternatives for potential new supply, credit and hedging counterparties.

The Commodity Supply Facility provides for the exclusive supply of physical (other than as needed for balancing) and financial natural gas and electricity, credit support (including letters of credit and guarantees) for certain collateral needs, payment extension financing and/or storage financing as needed, and associated hedging transactions in order to maintain our required matched trading book.  In addition, the Commodity Supply Facility provides that we release natural gas transportation and storage capacity to RBS Sempra and for RBS Sempra to perform certain natural gas and electricity logistics. The Commodity Supply Facility also will provide for RBS Sempra to act on our behalf to satisfy the requirements of regional transmission operators for capacity rights and ancillary services.

Under the supply terms of the Commodity Supply Facility, we have the ability to: (1) seek commodity price quotes from third parties for certain physically or financially settled transactions with respect to gas and electricity; and (2) request that RBS Sempra enter into such transactions with such third parties at such prices and to concurrently enter into back-to-back off-setting transactions with us with respect to such third party transactions.  RBS Sempra is not obligated to enter into a transaction with any third party unless RBS Sempra is satisfied that the use of the third party is appropriate for the  transaction and the volume of those transactions does not exceed annual limits.  In addition to the actual purchase price paid by RBS Sempra and certain related costs and expenses, RBS Sempra will charge us a fee for such third-party purchases.

The Commodity Supply Facility also provides for certain volumetric fees for all natural gas and electricity purchases, as well as minimum purchase requirements for both natural gas and electricity over the initial three-year term and over the optional one-year extension term.

Under the hedging terms of the Commodity Supply Facility, the aggregate notional exposure amount of fixed price hedges allowed to be entered into by us will be limited to $260.0 million, without adjustment for mark-to-market movements thereafter.  Fixed price hedges will be limited to a maximum contract term of 24 months.  In addition, the fixed price portfolio of hedges will be limited to a weighted-average volumetric tenor not to exceed 14 months in duration.  With regard to our fixed price customer mix, we may not, during any 12 month period, enter into any new fixed price contracts with respect to the gas business where the residential customer equivalents of such contracts are greater than 75% of all residential customer equivalents of all new contracts entered into during such period and/or maintain a customer portfolio with more than 325,000 residential customer equivalents operating under fixed price contracts.

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

As of December 31, 2010, we had a Collateral Coverage Ratio of approximately 2.12:1.00.  The calculation of the Collateral Coverage Ratio as of December 31, 2010 reflected available liquidity under the Commodity Supply Facility of approximately $58.5 million, of which $45.0 million represents the maximum credit available for cash advances and $13.5 million represents excess liquidity that can be used for additional letters of credit, commodity purchases and other operating purposes..  As of December 31, 2010, we had no outstanding cash advances and had $31.1 million of letters of credit outstanding under the Commodity Supply Facility.

We must maintain a consolidated tangible net worth, as defined in the ISDA Master Agreements, of at least $60.0 million.

With regard to our fixed price customer mix, we may not, without the written consent of RBS Sempra, enter into any fixed price contracts, excluding renewals of existing fixed price contracts, if:

•      During any 12-month period, more than 75% of all RCEs have been added under fixed price contracts;

•      During any 12-month period, more than 235,000 RCEs have been added under fixed price contracts; and

•      Our fixed price RCEs exceeds 325,000 at any time.

We received a limited waiver from RBS Sempra, which allowed us to add more than 235,000 RCEs under fixed price contracts during the first contract year of the Commodity Supply Facility.

Other key provisions of the ISDA Master Agreements are described in the consolidated financial statements included in our 2010 Form 10-K.  As of December 31, 2010, we were in compliance with all provisions of the ISDA Master Agreements.

In connection with the Commodity Supply Facility, certain banking relationships that previously belonged to us are now under RBS Sempra’s name and control.  RBS Sempra releases cash to us as required to meet our ongoing operating cash requirements.  As of December 31, 2010, RBS Sempra holds $24.6 million of cash, which will be available to us for working capital needs during future months, and which is included as a component of accounts payable to RBS Sempra, net on the consolidated balance sheet at December 31, 2010.

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

The Fixed Rate Notes due 2014 are secured by a first priority interest in the Fixed Rate Notes Escrow Account and by a second-priority security interest in substantially all other existing and future assets of the Company.  The Fixed Rate Notes Escrow Account was funded with approximately $9.0 million in September 2009, which represents the approximate interest payable on the Fixed Rate Notes due 2014 for a 12-month period.

On December 15, 2010, we commenced an offer to exchange our outstanding original Fixed Rate Notes due 2014 (the “Original Fixed Rate Notes”), which were not registered under the Securities Act of 1933, as amended (the “Securities Act”), for an equal principal amount of new Fixed Rate Notes due 2014 (the “Registered Fixed Rate Notes”) which are registered under the Securities Act.  On January 18, 2011, we exchanged $66.6 million aggregate principal amount of Original Fixed Rate Notes for an equal principal amount of Registered Fixed Rate Notes.  Holders of approximately $1.2 million of Original Fixed Rate Notes did not exchange their notes for Registered Fixed Rate Notes.

Pursuant to the terms of the registration rights agreement relating to the Original Fixed Rate Notes, the interest rate applicable to the Original Fixed Rate Notes increased by 0.25% per annum effective as of September 30, 2010, and by an additional 0.25% effective as of December 29, 2010, because we did not complete an exchange offer for the Original Fixed Rate Notes within five business days following the one year anniversary of the issue date of the Original Fixed Rate Notes.  When the exchange offer was completed on January 18, 2011, we ceased accruing additional interest on the Original Fixed Rate Notes.  We recorded less than $0.1 million of incremental interest expense through the closing date of the exchange offer on January 18, 2011.

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

The weighted-average interest rate for the Floating Rate Notes due 2011 was 8.08% and 8.67% for the three months ended December 31, 2010 and 2009, respectively.  We have entered into interest rate swap agreements to hedge the floating rate interest expense on the Floating Rate Notes due 2011.  Refer to Item 3 of this Quarterly Report for additional commentary regarding our management of interest rate risk and the interest rate swaps.

Contractual Obligations

Under the Commodity Supply Facility, we are obligated to purchase a minimum of 130,000,000 MMBtus of natural gas from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 39,000,000 MMBtus during the first contract year; (2) 44,000,000 MMBtus during the second contract year; and (3) 47,000,000 MMBtus during the third contract year.  In addition, we are obligated to purchase a minimum of 1,850,000 MWhrs of electricity from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 500,000 MWhrs during the first contract year; (2) 650,000 MWhrs during the second contract year; and (3) 700,000 MWhrs during the third contract year.  The estimated total value of these purchases will depend upon the market price of natural gas at the time of purchase.  We will be obligated to pay a volumetric fee for any unused balance of the minimum volume purchase requirement for any contract year, or if the agreement is terminated prior to the end of the contract.  During the six months ended December 31, 2010, our average price paid for natural gas ranged from a high of approximately $5.30 per MMBtu in August 2010 to a low of approximately $3.90 per MMBtu in September 2010, and our average price paid for electricity ranged from a high of approximately $88.70 per

MWhr in July 2010 to a low of approximately $69.00 per MWhr in November 2010.

During the first contract year of the Commodity Supply Facility, our actual purchases of commodity from RBS Sempra exceeded the minimum purchase obligations for natural gas and electricity.  Under the terms of the ISDA Master Agreements, such excess of actual purchases over the minimum purchase obligations are deducted from the minimum purchases requirement for the second contract year of the Commodity Supply Facility.  As of December 31, 2010, the commodity to be purchased for delivery to our customers during the second contract year of the Commodity Supply Facility is expected to exceed the minimum purchase obligation for natural gas and electricity for that year.

In September 2010, we entered into an amendment to an expiring operating lease agreement for our Maryland office, which extended the term of the lease to September 2016.  As of December 31, 2010, future annual minimum lease payments associated with the extended lease are expected to be $0.1 million for the remainder of fiscal year 2011, $0.2 million for fiscal years 2012 through 2014 and $0.6 million thereafter.

Off-Balance Sheet Arrangements

As of December 31, 2010 and June 30, 2010, we did not have any off-balance sheet arrangements.

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

We utilize the following instruments to offset price risk associated with volume commitments under fixed and variable price contracts where the price to the customer must be established ahead of the index settlement: (1) for natural gas: NYMEX-referenced gas swaps, basis swaps, physical commodity hedges and physical basis hedges; and (2) for electricity: ISO zone specific swaps, basis swaps, physical commodity hedges, physical basis hedges and congestion revenue rights in our Texas electricity market.

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

The natural gas swap instruments are generally settled with respect to each delivery month against the final settlement price determined on the last trading day of the Henry Hub futures contract listed for such month on the NYMEX.  In the case of electricity swap instruments, settlement is based on ISO settlement prices during the month.  Natural gas basis swaps are typically settled against the first of the month published index prices at various trading points that relate to locations where we have customer obligations.  Basis swaps are priced based on the NYMEX settlement price on the last trading day of the futures contract delivery month plus or minus an agreed-upon premium or discount.   All of the natural gas and electricity swaps have been executed “over-the-counter” on a bilateral basis under the Commodity Supply Facility.  We also enter into financial swaps with other counterparties in order to meet electricity requirements. These are settled based on the index price for the appropriate ISO.  We only execute financial swaps with entities with investment grade credit ratings.  As of December 31, 2010, we have the ability to enter into new derivative transactions through August 2012 under the Commodity Supply Facility, and the terms of such transactions may extend through October 2013.

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

The potential losses in the fixed price natural gas portfolio using our actual net open position at the end of each month during the three months and six months ended December 31, 2010 and 2009 are summarized in the following table.  The table reflects higher potential losses in the fair value of our natural gas portfolio using this VAR model for the three months and six months ended December 31, 2009 due to higher commodity price volatility during that period, as compared with the same periods in fiscal year 2011.

	Three Months ended December 31,		Six Months ended December 31,
Potential loss during the period:	2010	2009	2010	2009
	($ in thousands)

Average	$5	$62	$9	$40
Maximum	8	71	14	71
Minimum	2	48	2	17

There have been no material changes in our methodology or policies regarding commodity price risk management during the six months ended December 31, 2010.

Weather Risk Management Activities

We are exposed to weather-related risk during our peak seasonal operating periods for natural gas and electricity.  Unusually warm temperatures during the winter months or unusually cool temperatures during the summer months can have a negative impact on our results of operations.  As of December 31, 2010, we entered into an HDD derivative agreement to mitigate the risk that actual temperatures experienced in our largest natural gas market during January 2011 may be warmer than normally experienced in that market based on historical weather data.  The contract will ultimately settle at an agreed-upon dollar amount for every actual HDD that exceeds an agreed-upon strike amount (resulting in a loss to us) or for every actual HDD less than the agreed-upon strike amount (resulting in a gain for us).  The Company did not pay any premium or other up-front fee in connection with the weather derivative contract.

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

We also are exposed to credit risk in our sales activities.  In markets where LDCs do not guarantee customer accounts receivable, we are exposed to the credit risk of our customers.  In certain of our markets where LDCs guarantee customer accounts receivable, we are exposed to the credit risk of the LDC rather than that of our customers.  The percentages of our sales in non-guaranteed and guaranteed markets are summarized in the following table.

	Three Months ended December 31,		Six Months ended December 31,
Percentage of total sales of natural gas and electricity:	2010	2009	2010	2009

In markets where LDCs guarantee customer accounts receivable	63%	48%	61%	44%
In markets where LDCs do not guarantee customer accounts receivable	37%	52%	39%	56%

(1)   For fiscal year 2011, higher percentage of revenue in guaranteed markets primarily reflects incremental revenues related to the SSO Program, and revenue in new electricity markets where customer accounts receivable are guaranteed by the LDC.

In cases where the LDC guarantees customer accounts receivable, we monitor the credit ratings of LDCs and the parent companies of LDCs that guarantee our customer accounts receivable.  As of December 31, 2010, all of our customer accounts receivable in guaranteed markets was with LDCs with investment grade credit ratings.  We also periodically review payment history and financial information for LDCs to ensure that we identify and respond to any deteriorating trends.

The allowance for doubtful accounts represents our estimate of potential credit losses associated with customer accounts receivable in markets where such receivables are not guaranteed by LDCs.  We assess the adequacy of our allowance for doubtful accounts through review of the aging of customer accounts receivable and our assessment of the general economic conditions in the markets that we serve.  Based upon our review as of December 31, 2010, we believe that the allowance for doubtful accounts is adequate to cover potential credit losses related to customer accounts receivable.  An analysis of our allowance for doubtful accounts is provided in the following table.

	Three Months ended December 31,		Six Months ended December 31,
	2010	2009	2010	2009
	(in thousands)
Allowance for doubtful accounts activity:
Balance at beginning of period	$4,480	$6,340	$5,074	$7,344
Add: Provision for doubtful accounts	1,808	1,503	3,200	3,096
Less: Net charge offs of customer accounts receivable	(1,428)	(2,715)	(3,414)	(5,312)
Balance at end of period	$4,860	$5,128	$4,860	$5,128

Credit quality statistics:
Allowance for doubtful accounts as a percentage of total customer accounts receivable in non-guaranteed markets at end of period	9.9%	9.2%	9.9%	9.2%
Provision for doubtful accounts as a percentage of sales of natural gas and electricity in non-guaranteed markets during the period	2.7%	1.9%	2.9%	2.4%

The allowance for doubtful accounts as a percentage of total customer accounts receivable in non-guaranteed markets fluctuates significantly during our fiscal year depending on seasonal sales activity.  The percentage is generally lower at December 31 and March 31, when our total customer accounts receivable is high and aged accounts receivable are a relatively small percentage of the total.  The percentage is generally higher at June 30 and September 30, when our total customer accounts receivable is low and aged accounts receivable are a relatively large percentage of the total.

There have been no material changes in our methodology or policies regarding credit risk management during the six months ended December 31, 2010.

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

We have not designated interest rate swaps as hedges and, accordingly, changes in the market value of the interest rate swaps are charged directly to interest expense.  As of December 31, 2010, the total unrealized loss from risk management activities on the consolidated balance sheets related to interest rate swaps was approximately $4.1 million.  As of December 31, 2010, we were required to post $4.1 million of cash as collateral for our mark-to-market exposure related to the outstanding interest rate swap agreement.

Under the Commodity Supply Facility, we are subject to variable interest rates in connection with cash borrowings and credit support, primarily in the form of letters of credit, provided by RBS Sempra.  As of December 31, 2010, approximately $31.1 million of letters of credit were outstanding under the Commodity Supply Facility, in addition to the $6.4 million aggregate principal of Floating Rate Notes due 2011.

Based on the net exposure as of December 31, 2010 resulting from the interest rate swap, the letters of credit outstanding under the Commodity Supply Facility and the outstanding balance of Floating Rate Notes due 2011 on the consolidated balance sheets as of December 31, 2010, the impact of a 1% change in interest rates on interest expense for a 12-month period is estimated to be approximately $0.4 million.

There have been no material changes in our methodology or policies regarding credit risk management during the six months ended December 31, 2010.

Item 4.  Controls and Procedures

Management is responsible for establishing and maintaining adequate control over financial reporting for the Company.  Our system of internal control over financial reporting and disclosure controls and procedures is designed to ensure that information required to be disclosed in reports filed or submitted to the Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the Commission’s rules and forms, and accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in designing and evaluating the controls and procedures. We regularly review our disclosure controls and procedures, and our internal controls over financial reporting, and may from time to time make appropriate changes aimed at enhancing their effectiveness and ensure that our systems evolve with our business.

An evaluation was conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2010.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of December 31, 2010, due to the material weakness in our internal control over financial reporting described below.

In our 2010 Form 10-K, we reported our conclusion that certain prior year deficiencies continued to constitute a material weakness in our internal control over financial reporting.  As of June 30, 2010, we instituted enhanced processes and controls to remediate the outstanding deficiencies, which included controls designed to prevent errors from occurring as well as controls designed to detect errors that do occur.  However, the effectiveness of such new controls was not yet adequately tested for all of our markets as of June 30, 2010.   As of December 31, 2010, we have completed our testing of these controls and reached the conclusion that such controls are effective as designed for all our markets.  However, due to the significant manual effort required to execute such controls, we are currently unable to satisfactorily execute them for all of our markets within an acceptable timeframe.  As a result, we recently amended our remediation plan to include new controls that are more preventative and, where possible, automated in nature.  As of December 31, 2010 and the filing date of this Quarterly Report, we are in the planning and development stage for the creation of new preventative controls and for automation of certain existing manual controls.

Therefore, we concluded that the material weakness in the design and operation of our internal controls over financial reporting still exists as of December 31, 2010 such that there was a reasonable possibility that a material misstatement of our interim or annual financial statements would not have been prevented or detected on a timely basis.  There were no changes in internal controls during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RBS Sempra intends to sell the entity which provides our Commodity Supply Facility, which could impact our ability to obtain commodity supply, credit and hedging instruments needed for our operations.

RBS Sempra has indicated its intent to complete an orderly sale of its assets including, but not limited to, the entity which provides our Commodity Supply Facility.  Although we have received assurances from RBS Sempra that it will continue to fulfill its obligations under the Commodity Supply Facility, we are actively exploring alternatives for potential new supply, credit and hedging counterparties.  If RBS Sempra or any potential new Commodity Supply Facility owner is unable to meet its commodity supply, credit and hedging obligations under the Commodity Supply Facility, our operating results and liquidity position would be adversely affected.  Additionally, in the event RBS Sempra or any potential new Commodity Supply Facility owner did not meet its obligations under the Commodity Supply Facility, we cannot ensure that we could procure satisfactory alternative arrangements to meet our needs that are on terms satisfactory to us or at all.

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

Date:	February 14, 2011	MXENERGY HOLDINGS INC.
(Registrant)

/s/ Jeffrey A. Mayer
Jeffrey A Mayer
President and Chief Executive Officer
(Principal executive officer)

Date:	February 14, 2011	/s/ Chaitu Parikh
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