Form 10-Q
period 2011-03-31
MxEnergy Holdings Inc
filed 2011-05-20
CIK 1375814

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 30, 2011, there were 33,710,902 shares of the Registrant’s Class A Common Stock (par value $0.01 per share), 4,002,290 shares of the Registrant’s Class B Common Stock (par value $0.01 per share) and 17,078,335 shares of the Registrant’s Class C Common Stock (par value $0.01 per share) outstanding.

Documents incorporated by reference: None

*  The registrant is not currently required to submit electronically and post Interactive Data Files in accordance with Rule 405 of Regulation S-T.

MXENERGY HOLDINGS INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

•                  our integration of any acquired businesses;

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

Item 1 — Financial Statements

MXENERGY HOLDINGS INC.

Condensed Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

	Balance at
	March 31, 2011	June 30, 2010

Assets
Current assets:
Cash and cash equivalents	$3,066	$6,220
Restricted cash	1,547	1,574
Fixed Rate Notes Escrow Account (Note 14)	8,977	8,977
Accounts receivable from customers and LDCs, net (Note 5)	94,507	48,925
Accounts receivable from RBS Sempra, net (Note 13)	27,240	43,054
Natural gas inventories (Note 6)	2,517	15,861
Income taxes receivable	4,078	6,063
Deferred income taxes (Note 9)	369	1,378
Other current assets (Note 7)	12,628	16,272
Total current assets	154,929	148,324
Goodwill	3,810	3,810
Customer acquisition costs, net (Note 8)	35,151	30,425
Fixed assets, net	5,158	2,739
Deferred income taxes (Note 9)	1,520	3,629
Deferred debt issuance costs (Notes 13 and 14)	8,979	12,552
Other assets	529	541
Total assets	$210,076	$202,020

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (Note 10)	$30,900	$30,302
Current portion of unrealized losses from risk management activities, net (Notes 11 and 12)	5,005	16,731
Deferred revenue	1,432	7,457
Current portion of long-term debt (Note 14)	6,402	—
Total current liabilities	43,739	54,490
Unrealized losses from risk management activities, net (Notes 11 and 12)	79	1,857
Long-term debt (Note 14)	55,089	58,722
Other long-term liabilities (Note 9)	3,756	—
Total liabilities	102,663	115,069

Commitments and contingencies (Note 17)	—	—

Stockholders’ equity:
Common stock (Note 15)
Class A Common Stock (par value $0.01; 50,000,000 shares authorized; 33,940,683 shares issued and 33,710,902 shares outstanding at March 31, 2011 and June 30, 2010)	339	339
Class B Common Stock (par value $0.01; 10,000,000 shares authorized; 4,002,290 shares issued and outstanding at March 31, 2011 and June 30, 2010)	40	40
Class C Common Stock (par value $0.01; 40,000,000 shares authorized; 17,072,127 shares and 16,413,159 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively)	170	164
Total common stock	549	543
Additional paid-in capital	140,873	139,702
Class A treasury stock (229,781 shares at March 31, 2011 and June 30, 2010)	(99)	(99)
Accumulated other comprehensive loss	(294)	(156)
Accumulated deficit	(33,616)	(53,039)
Total stockholders’ equity	107,413	86,951
Total liabilities and stockholders’ equity	$210,076	$202,020

The accompanying notes are an integral part of these consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Operations (Unaudited)

(dollars in thousands)

	Three Months Ended March 31,
	2011	2010

Sales of natural gas and electricity	$249,834	$233,636
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	191,376	164,997
Realized (gains) losses from risk management activities, net	(6,558)	1,269
Unrealized losses from risk management activities, net	4,680	26,001
	189,498	192,267
Gross profit	60,336	41,369

Operating expenses:
General and administrative expenses	15,826	14,454
Advertising and marketing expenses	804	1,707
Reserves and discounts	3,004	2,628
Depreciation and amortization	6,372	5,979
Total operating expenses	26,006	24,768

Operating profit	34,330	16,601
Interest expense, net of interest income of $23 and $59, respectively	7,369	7,778
Income before income tax expense	26,961	8,823
Income tax expense	(9,809)	(3,563)
Net income	$17,152	$5,260

	Nine Months Ended March 31,
	2011	2010

Sales of natural gas and electricity	$528,014	$462,377
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	402,729	311,664
Realized losses from risk management activities, net	8,518	34,504
Unrealized gains from risk management activities, net	(9,594)	(2,451)
	401,653	343,717
Gross profit	126,361	118,660

Operating expenses:
General and administrative expenses	46,452	41,366
Advertising and marketing expenses	3,927	2,449
Reserves and discounts	7,718	6,443
Depreciation and amortization	18,552	16,875
Total operating expenses	76,649	67,133

Operating profit	49,712	51,527
Interest expense, net of interest income of $70 and $116, respectively	21,326	28,942
Income before income tax expense	28,386	22,585
Income tax expense	(8,963)	(9,336)
Net income	$19,423	$13,249

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(dollars in thousands)

	Nine Months Ended March 31, 2011
	Common Stock	Additional Paid-in Capital	Class A Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity

Balance at June 30, 2010	$543	$139,702	$(99)	$(156)	$(53,039)	$86,951
Issuance of Class C Common Stock	10	—	—	—	—	10
Retirement of Class C Common Stock	(4)	(1,167)	—	—		(1,171)
Stock compensation expense	—	2,338	—	—	—	2,338
Comprehensive income:
Net income	—	—	—	—	19,423	19,423
Foreign currency translation loss	—	—	—	(138)	—	(138)
Total comprehensive income						19,285
Balance at March 31, 2011	$549	$140,873	$(99)	$(294)	$(33,616)	$107,413

	Nine Months Ended March 31, 2010
	Common Stock	Additional Paid-in Capital	Class A Treasury Stock	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Total Stockholders’ Equity

Balance at June 30, 2009	$47	$18,275	$—	$(3)	$(90,469)	$(72,150)
Issuance of Class A Common Stock	339	81,468	—	—	—	81,807
Issuance of Class B Common Stock	40	9,005	—	—	—	9,045
Issuance of Class C Common Stock	164	28,591	—	—	—	28,755
Acquisition of Class A Treasury Stock	—	—	(99)	—	—	(99)
Cancellation of common stock	(47)	—	—	—	—	(47)
Stock compensation expense	—	1,009	—	—	—	1,009
Revaluation of redeemable convertible preferred stock	—	—	—	—	25,925	25,925
Comprehensive income:
Net income	—	—	—	—	13,249	13,249
Foreign currency translation	—	—	—	(193)	—	(193)
Total comprehensive income						13,056
Balance at March 31, 2010	$543	$138,348	$(99)	$(196)	$(51,295)	$87,301

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended March 31,
	2011	2010

Operating activities:
Net income	$19,423	$13,249
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized gains from risk management activities, net	(9,594)	(2,451)
Stock compensation expense	2,338	1,009
Provision for doubtful accounts	4,791	4,661
Depreciation and amortization	18,552	16,875
Deferred tax expense	3,118	9,338
Non-cash interest expense, primarily unrealized losses on interest rate swaps and amortization of debt issuance costs	8,750	7,975
Changes in assets and liabilities, net of effects of acquisition:
Restricted cash	27	72,620
Accounts receivable	(50,373)	(56,703)
Accounts receivable — RBS Sempra	15,814	(14,700)
Natural gas inventories	13,344	22,790
Income taxes receivable	1,985	(724)
Fixed Rate Notes Escrow Account	—	(8,977)
Option premiums	39	(335)
Other assets	(2,768)	(5,884)
Customer acquisition costs	(21,668)	(12,862)
Accounts payable and accrued liabilities	598	(11,579)
Deferred revenue	(6,025)	(2,666)
Other long-term liabilities	3,756	—
Net cash provided by operating activities	2,107	31,636

Investing activities:
Asset acquisitions and business combinations	(162)	(304)
Purchases of fixed assets	(3,867)	(545)
Net cash used in investing activities	(4,029)	(849)

Financing activities:
Repayment of Floating Rate Notes due 2011	—	(26,700)
Repayment of Fixed Rate Notes due 2014	—	(423)
Repayment of Denham Credit Facility	—	(12,000)
Repayment of Bridge Financing Loans under the Revolving Credit Facility	—	(5,400)
Debt issuance costs	(71)	(6,249)
Payroll taxes paid in connection with issuance of common stock from RSUs	(1,161)	—
Acquisition of Class A treasury stock	—	(99)
Stock issuance costs	—	(329)
Net cash used in financing activities	(1,232)	(51,200)
Net decrease in cash and cash equivalents	(3,154)	(20,413)
Cash and cash equivalents at beginning of period	6,220	23,266
Cash and cash equivalents at end of period	$3,066	$2,853

The accompanying notes are an integral part of these condensed consolidated financial statements.

MXENERGY HOLDINGS INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Three Months and Nine Months Ended March 31, 2011

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

In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods have been made.  The accounting and reporting policies of the Company are consistent, in all material respects, with those used to prepare the 2010 Form 10-K, except for the impact, if any, of new accounting pronouncements summarized in Note 3 below.  The preparation of financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect reported amounts and disclosures.  Actual amounts could differ from those estimates.  Interim results should not be considered indicative of results for future periods.

Certain reclassifications have been made to prior period amounts to conform to the current period presentations.  Capitalized customer acquisition costs of $12.9 million were reclassified from investing activities to operating activities on the consolidated statement of cash flows for the nine months ended March 31, 2010.

Note 2.   Merger and Termination Agreements

On May 12, 2011, the Company entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which it will be acquired by Constellation Energy Resources, LLC (“Constellation”) in an all-cash transaction subject to shareholder and regulatory approvals (the “Merger”). The transaction is expected to close in the quarter ending September 30, 2011, provided all necessary approvals have been received.

The total base purchase price of the transaction is $175.0 million, subject to normal adjustments.  Shareholders can expect to receive between $3.00 and $3.28 per share in cash at closing.  Additional payments of up to $0.93 per share may be made to shareholders upon settlement of escrow holdbacks, aggregating to total potential cash consideration of up to approximately $4.21 per share.  The final price per share will be subject to a number of factors, including final working capital balances and the amount of escrowed contingency reserves ultimately released.

In connection with the Merger, the Company has agreed to pay in full all amounts owed on its outstanding floating rate senior notes due 2011 (the “Floating Rate Notes due 2011”) and will redeem any and all outstanding 13.25% Senior Subordinated Secured Notes due 2014 (the “Fixed Rate Notes due 2014”) at a redemption price of 106.625% plus accrued interest through August 1, 2011 (the earliest redemption date and stated redemption percentage per the bond agreement).  If the Company successfully closes the Merger, the full amount of redemption cost of the Fixed Rate Notes due 2014 and accrued interest will be set aside with the trustee in satisfaction of the bonds. In the event the Company is not able to successfully close the Merger, the Company will pay the full amounts owed on the outstanding Floating Rate Notes due 2011 out of current funds on the August 1, 2011 due date.

In addition, on May 12, 2011, Holdings, certain of its subsidiaries, Constellation and Sempra Energy Trading LLC (“RBS Sempra”) entered into a termination agreement (the “Termination Agreement”) pursuant to which the Company agreed, subject to the closing of the Merger, to pay just over $16.0 million in exchange for RBS Sempra’s Class B Common Stock, Class C Common Stock and unvested restricted stock units (“RSUs”) in the Company as well as any early termination obligation under the Commodity Supply Facility (as defined hereinafter) with RBS Sempra.  The termination obligation portion of the settlement is estimated to be approximately $4.0 million based on the minimum volume commitments under the ISDA Master Agreements (as defined hereinafter). Refer to Note 13.

Note 3.   New Accounting Pronouncements

Accounting Pronouncements Adopted During the Nine Months Ended March 31, 2011

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-06 (“ASU 2010-06”), which amends FASB ASC Topic 820, “Fair Value Measurements and Disclosures.”  The amended guidance in ASU 2010-06 requires entities to disclose additional information regarding assets and liabilities that are transferred between levels of the fair value hierarchy.  ASU 2010-06 also requires that Level 3 disclosures regarding purchases, sales, issuances and settlements be reported on a gross basis.  ASU 2010-06 clarifies existing guidance pertaining to the level of disaggregation at which fair value disclosures should be made and the requirements to disclose information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements.  The amended guidance in ASU 2010-06 pertaining to disclosure of transfers between levels of the fair value hierarchy, the level of disaggregation of disclosures and disclosure of valuation techniques and inputs used in estimating Level 2 and Level 3 measurements became effective and was adopted for the Company’s quarterly reporting period ended March 31, 2010.

The requirement to disclose purchases, sales, issuances and settlements of instruments that are valued using Level 3 measurements on a gross basis became effective and was adopted for the Company’s quarterly reporting period ended September 30, 2010.  The adoption of this provision of ASU 2010-06 did not have any impact on the Company’s financial statement disclosures as of March 31, 2011.

On January 1, 2011, we adopted the FASB Accounting Standards Update No. 2010-28 (“ASU 2010-28”), which amends FASB ASC Topic 350, “Intangibles — Goodwill and Other.”  The amended guidance in ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those units, the amendments in ASU 2010-28 require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that an impairment loss exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment loss may exist.  Adoption of the provisions of ASU 2010-28 did not have any impact on the Company’s financial position, results of operations or financial statement disclosures as of March 31, 2011.

Note 4.   Seasonality of Operations

Natural gas and electricity sales accounted for approximately 72% and 28%, respectively, of the Company’s total sales for the nine months ended March 31, 2011 and 82% and 18%, respectively, of the Company’s total sales for the fiscal year ended June 30, 2010.  The mix of natural gas and electricity sales varies significantly during the reporting quarters within the Company’s fiscal year due to the seasonality of its natural gas and electricity businesses.  The majority of natural gas customer consumption occurs during the months of November through March.  By contrast, electricity customer consumption peaks during the months of June through September.  Because the natural gas business segment comprises such a large component of the Company’s overall business operations for its entire fiscal year, the second and third fiscal quarters represent the seasonal peak of operating results for the Company’s full fiscal year.

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

Note 5.   Accounts Receivable from Customers and LDCs, Net

Accounts receivable, net, is summarized in the following table.

	Balances at
	March 31, 2011	June 30, 2010
	(in thousands)
Billed customer accounts receivable:
Guaranteed by LDCs	$37,122	$11,736
Non-guaranteed by LDCs	29,125	21,543
	66,247	33,279
Unbilled customer accounts receivable (1):
Guaranteed by LDCs	21,160	10,206
Non-guaranteed by LDCs	8,353	7,211
	29,513	17,417
Total customer accounts receivable	95,760	50,696
Less: Allowance for doubtful accounts	(4,868)	(5,074)
Customer accounts receivable, net	90,892	45,622
Cash imbalance settlements and other receivables, net (2)	3,615	3,303
Accounts receivable, net	$94,507	$48,925

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

The Company has limited exposure to risk associated with high concentrations of sales volumes with individual customers.  In April 2010, the Company began delivering natural gas to an LDC in Ohio as part of a Standard Service Offer program (the “SSO Program”).  As a result of the Company’s participation in the SSO Program, the LDC in Ohio became the Company’s largest single customer, accounting for approximately 18% of the Company’s natural gas sales volume for the nine months ended March 31, 2011.  Under the SSO Program, for the 12-month period from April 1, 2010 through March 31, 2011, the Company received a NYMEX-referenced price plus a price adjustment for natural gas delivered by the LDC to its customers who were eligible to participate in the SSO Program.  The Company no longer participates in the SSO Program effective April 1, 2011.

The allowance for doubtful accounts represents the Company’s estimate of potential credit losses associated with customer accounts receivable in markets where such receivables are not guaranteed by LDCs.  The Company assesses the adequacy of its allowance for doubtful accounts through review of the aging of customer accounts receivable and general economic conditions in the markets that it serves.  Based upon this review as of March 31, 2011, and for the nine months then ended, the Company believes that its allowance for doubtful accounts is adequate to cover potential credit losses related to customer accounts receivable.  An analysis of the allowance for doubtful accounts, credit quality and accounts receivable concentrations are provided in the following table.

	Three Months ended March 31,		Nine Months ended March 31,
	2011	2010	2011	2010
	(in thousands)
Allowance for doubtful accounts activity:
Balance at beginning of period	$4,860	$5,128	$5,074	$7,344
Add: Provision for doubtful accounts	1,590	1,565	4,791	4,661
Less: Net charge offs of customer accounts receivable	(1,582)	(1,213)	(4,997)	(6,525)
Balance at end of period	$4,868	$5,480	$4,868	$5,480

Credit quality statistics:
Allowance for doubtful accounts as a percentage of total customer accounts receivable in non-guaranteed markets at end of period	12.99%	9.81%	12.99%	9.81%
Provision for doubtful accounts as a percentage of sales of natural gas and electricity in non-guaranteed markets during the period	1.97%	1.37%	2.52%	1.92%

Percentage of total sales of natural gas and electricity:
In markets where LDCs guarantee customer accounts receivable (1)	67%	51%	64%	47%
In markets where LDCs do not guarantee customer accounts receivable	33%	49%	36%	53%

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

Certain LDCs guarantee billed and unbilled customer accounts receivable or amounts due for delivered gas and electricity, which mitigates the Company’s direct credit risk since the Company is exposed only to the credit risk of the LDC, rather than that of its customers.  Reserves and discounts in the consolidated statements of operations includes the provision for doubtful accounts related to customer accounts receivable within markets where such receivables are not guaranteed by LDCs as well as discounts related to customer accounts receivable that are guaranteed by LDCs.  The Company monitors the credit ratings of LDCs and the parent companies of LDCs that guarantee customer accounts receivable.  The Company also periodically reviews payment history and financial information for LDCs to ensure that it identifies and responds to any deteriorating trends.  As of March 31, 2011, all of the Company’s customer accounts receivable in LDC-guaranteed markets were with LDCs with investment grade credit ratings.

Note 6.  Natural Gas Inventories

Natural gas inventories are summarized in the following table.

	Balances at
	March 31, 2011	June 30, 2010
	(in thousands)

Storage inventory for delivery to customers	$1,692	$9,956
Imbalance settlements in-kind (1)	825	5,905
Total	$2,517	$15,861

(1)         Represents inventory to be transferred to the Company or its customers from LDCs as a result of an excess of natural gas deliveries over amounts used by customers in prior periods.  The Company expects these inventories to be transferred to the Company or its customers within the upcoming 12-month period.

The Company reports the volume of natural gas held in storage in million British thermal units (“MMBtus”), which is a standard unit of heating equivalent measure for natural gas.  The decrease in storage inventory for delivery to customers from June 30, 2010 to March 31, 2011 was primarily due to normal seasonal activity as customer consumption of natural gas inventory during the winter months generally exceeds purchases of inventory during the first nine months of the Company’s fiscal year.  The volume of natural gas held in storage decreased 83% from 1.8 million MMBtus at June 30, 2010 to 0.3 million MMBtus at March 31, 2011.

Natural gas inventories are valued on a weighted-average cost basis, which includes related transportation and storage costs, and which does not exceed net realizable value.  The weighted-average cost per MMBtu of natural gas held in storage increased 2% from June 30, 2010 to March 31, 2011.

Note 7.  Other Current Assets

Other current assets are summarized in the following table.

	Balance at
	March 31, 2011	June 30, 2010
	(in thousands)
Security deposits:
Collateral required by hedging counterparties (1)	$2,120	$6,180
Collateral posted in connection with the SSO Program	4,569	4,569
Collateral required by transmission, pipeline and transportation counterparties	1,675	3,295
Prepaid State Taxes	1,896	—
Prepaid expenses	1,260	1,448
Other	1,108	780
Total other current assets	$12,628	$16,272

(1)         Primarily includes cash collateral required to secure unrealized losses from risk management activities associated with interest rate swaps (refer to Note 11).

Note 8.  Customer Acquisition Costs, Net

Customer acquisition costs and related accumulated amortization are summarized in the following table.

	Balance at March 31, 2011
	Gross Book Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer contracts acquired from:
Asset acquisitions and business combinations (1)	$689	$(574)	$115
Success-based third-party marketing activities	53,205	(21,788)	31,417
Hourly-paid third-party direct-response telemarketing activities	10,128	(6,509)	3,619
Totals	$64,022	$(28,871)	$35,151

	Balance at June 30, 2010
	Gross Book Value	Accumulated Amortization	Net Book Value
	(in thousands)
Customer contracts acquired from:
Asset acquisitions and business combinations (1)	$8,196	$(6,424)	$1,772
Success-based third-party marketing activities	42,010	(17,237)	24,773
Hourly-paid, third-party direct-response telemarketing activities	13,261	(9,381)	3,880
Totals	$63,467	$(33,042)	$30,425

(1)         Includes the fair value of customer portfolios acquired in transactions accounted for as asset acquisitions or business combinations.  Also includes contingent consideration paid by the Company subsequent to the acquisition date in accordance with the respective acquisition agreements.  The Company’s most recent asset acquisition or business combination was completed in October 2008.  Once an asset acquisition is fully amortized, the asset gross book value is netted against the accumulated amortization.

Amortization expense associated with capitalized customer acquisition costs was $5.8 million and $5.5 million for the three months ended March 31, 2011 and 2010, respectively, and $17.1 million and $15.0 million for the nine months ended March 31, 2011 and 2010, respectively.  Amortization expense associated with customer acquisition costs capitalized as of March 31, 2011 is expected to approximate $5.0 million for the remainder of fiscal year 2011, $16.3 million for fiscal year 2012, $11.3 million for fiscal year 2013 and $2.6 million for fiscal year 2014.  At March 31, 2011, the weighted average remaining amortization period associated with all customer acquisition costs was approximately 1.6 years.

The value and recoverability of customer acquisition costs are evaluated quarterly by comparing their carrying value to their projected future cash flows on an undiscounted basis.  During the nine months ended March 31, 2011, no impairment was indicated as a result of these comparisons.

Note 9.   Income Taxes

The Company’s effective income tax rate was an expense of 36.4% and 40.4% for the three months ended March 31, 2011 and 2010, respectively.  The Company’s effective income tax rate was an expense of 31.6% and 41.3% for the nine months ended March 31, 2011 and 2010, respectively.

The effective income tax rate for the three months and nine months ended March 31, 2011 included adjustments necessary to conform the Company’s tax provision to its tax return filed for the fiscal year ended June 30, 2010.  These adjustments resulted in a net tax benefit of $1.4 million, which reduced the effective tax rate for the nine months ended March 31, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s policy is to establish a valuation allowance if it is “more likely than not” that the related tax benefits will not be realized.  As of March 31, 2011 and June 30, 2010, the Company determined based on available evidence, including historical financial results for the last three years, that it is “more likely than not” that a portion of these items may not be recoverable in the future.  Accordingly, the Company has recorded valuation allowances of $23.3 million and $28.1 million at March 31, 2011 and June 30, 2010, respectively, related to non-recovery of deferred tax assets. The change during the period related to the provision to return adjustments for prior years.

During the quarter ended December 31, 2010, the Company recorded an unrecognized tax benefit of approximately $3.8 million, which is included in other long-term liabilities on the consolidated balance sheet at March 31, 2011.  This liability relates to the timing of expense recognition and does not impact the effective tax rate.

Note 10.   Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are summarized in the following table.

	Balance at
	March 31, 2011	June 30, 2010
	(in thousands)

Trade accounts payable and accrued liabilities (1)	$19,939	$16,069
Accrued commodity purchases	1,609	2,083
Interest payable	1,580	3,951
Payroll and related expenses	4,379	4,301
Sales and other taxes	2,705	1,630
Other	688	2,268
Total accounts payable and accrued liabilities	$30,900	$30,302

(1)          Includes $0.6 million and $0.2 million due to related parties at March 31, 2011 and June 30, 2010, respectively, for legal services, financial advisory services and management fees.  Refer to Note 16 for additional information regarding related party transactions.

Note 11.  Derivatives and Hedging Activities

The Company is exposed to commodity price risk and interest rate risk related to its business operations, which it manages with derivative instruments.  The Company has a risk management policy that is intended to reduce its financial exposure related to changes in the price of natural gas and electricity and to changes in the interest rates associated with its exclusive credit, supply and commodity hedging agreement (the “Commodity Supply Facility”) with RBS Sempra and the Floating Rate Notes due 2011.  The Company’s risk management policy defines various risk management controls and limits that are designed to monitor its commodity price risk position and ensure that hedging performance is in line with objectives established by its board of directors (the “Board of Directors”) and management.  Speculative trading activities are explicitly prohibited under the Company’s risk management policy.

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

The Company utilizes the Commodity Supply Facility to enter into swaps, basis swaps and options to economically hedge the risk of variability in the cost of natural gas and electricity.  As of March 31, 2011, the Company has the ability to enter into new derivative transactions through August 2012 under the Commodity Supply Facility, and the terms of such transactions may extend through October 2013. On May 12, 2011, the Company entered into the Termination Agreement with RBS Sempra that is contingent upon the successful completion of the Merger.  Refer to Note 2.

As of March 31, 2011, the Company had entered into forward physical contracts with RBS Sempra to purchase natural gas and electricity beginning in April 2011 and ending in September 2012.  Based on the terms of these purchases, most of these contracts are accounted for as derivative instruments under U.S. GAAP, and are therefore included in the fair value measurements reported by the Company as of March 31, 2011.  Certain of the Company’s forward physical contracts qualify as “normal purchases” under U.S. GAAP and are therefore not reported on the consolidated balance sheets at March 31, 2011.

Weather Risk Management Activities

The Company is exposed to weather-related risk during its peak seasonal operating periods for natural gas and electricity.  Unusually warm temperatures during the winter months or unusually cool temperatures during the summer months can have a negative impact on the Company’s results of operations.  For fiscal year 2011, the Company entered into a heating degree day (“HDD”) derivative agreement for its largest natural gas market during the month of January to mitigate the risk that actual temperatures experienced could be warmer than normally experienced in that market based on historical weather data.  As of March 31, 2011, the Company has no outstanding weather derivative agreements.

Interest Rate Risk Management Activities

The Company manages its exposure to interest rate fluctuations by utilizing interest rate swaps to effectively convert the interest rate exposure from a variable rate to a fixed rate of interest.  Under the Commodity Supply Facility, the Company is subject to variable interest rates in connection with cash borrowings and credit support, primarily in the form of letters of credit, provided by RBS Sempra.  The total amount of letters of credit outstanding under the Commodity Supply Facility will fluctuate throughout the Company’s fiscal year due to the seasonality of its business.  As of March 31, 2011, approximately $27.8 million of letters of credit were outstanding under the Commodity Supply Facility.  The Company is also exposed to interest rate fluctuations in connection with the $6.4 million aggregate principal amount of Floating Rate Notes due 2011 that was outstanding at March 31, 2011.

As of March 31, 2011, an $80.0 million fixed-for-floating interest rate swap was outstanding, which expires on August 1, 2011, and which effectively fixes the six-month LIBOR rate at 5.72% per annum.  During the fiscal year ended June 30, 2010, the $80.0 million interest rate swap agreement was novated to RBS Sempra from the previous counterparty, as required by the terms of the Commodity Supply Facility.  Such novation did not have any impact on the Company’s rights, obligations, risks or accounting methodology associated with the interest rate swap agreement.

As of March 31, 2011 and June 30, 2010, the total unrealized loss from risk management activities on the consolidated balance sheets related to interest rate swaps was approximately $2.1 million and $6.0 million, respectively.  The Company was required to post $2.1 million and $6.0 million of cash collateral at March 31, 2011 and June 30, 2010, respectively, which is recorded in other current assets on the consolidated balance sheets, for its mark-to-market exposure related to the outstanding interest rate swap agreement.

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

	Open Positions as of
	March 31, 2011	June 30, 2010

Natural gas instruments (amounts reflected in MMBtus) (1):
Financial forward derivative contracts:
NYMEX-referenced over the counter contracts	15,097,000	21,358,000
Basis contracts	9,088,000	18,794,000
Option contracts	—	550,000
Physical forward contracts (2):
Physical fixed contracts	447,000	4,218,000
Physical basis contracts	245,000	276,000
Physical index contracts	282,000	1,375,000

Electricity instruments (amounts reflected in MWhrs) (3):
Financial forward derivative contracts:
Swaps and fixed price contracts	835,000	677,000
Physical forward contracts (2)	96,000	139,000

Interest rate swaps (in millions)	$80.0	$80.0

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

The fair value of derivative instruments recorded on the Company’s consolidated balance sheets is summarized in the following table.

Type of Derivative	Location on the Consolidated Balance Sheet	Prior to Netting	Impact of Master Netting Agreements	After Netting
		(in thousands)
Fair value as of March 31, 2011:
Asset derivatives:
Commodity derivatives	Unrealized gains from risk management activities, net	$6,129	$(6,129)	$—
Total		$6,129	$(6,129)	$—

Liability Derivatives:
Commodity derivatives	Unrealized losses from risk management activities, net	$9,095	$(6,129)	$2,966
Interest rate derivatives	Unrealized losses from risk management activities, net	2,118	—	2,118
Total		$11,213	$(6,129)	$5,084
Fair value as of June 30, 2010:
Asset derivatives:
Commodity derivatives	Unrealized gains from risk management activities, net	$13,756	$(13,756)	$—
Total		$13,756	$(13,756)	$—

Liability Derivatives:
Commodity derivatives	Unrealized losses from risk management activities, net	$26,315	$(13,756)	$12,559
Interest rate derivatives	Unrealized losses from risk management activities, net	6,029	—	6,029
Total		$32,344	$(13,756)	$18,588

The effect of derivative instruments on the Company’s consolidated statements of operations is summarized in the following tables.

Type of Derivative	Location of (Gains) Losses Recognized on the	Amount of (Gains) Losses Recognized for the Three Months Ended March 31,
Instrument	Consolidated Statement of Operations	2011	2010
		(in thousands)

Commodity	Cost of goods sold — realized (gains) losses from risk management activities, net	$(7,198)	$1,269
Weather	Cost of goods sold — realized losses from risk management activities, net	640	—
Commodity	Cost of goods sold — unrealized losses from risk management activities, net	4,680	26,001
Interest rate	Interest expense, net of interest income	(2,024)	(1,313)
Total		$(3,902)	$25,957

Type of Derivative	Location of (Gains) Losses Recognized on the	Amount of (Gains) Losses Recognized for the Nine Months Ended March 31,
Instrument	Consolidated Statement of Operations	2011	2010
		(in thousands)

Commodity	Cost of goods sold — realized losses from risk management activities, net	$7,878	$34,504
Weather	Cost of goods sold — realized losses from risk management activities, net	640	—
Commodity	Cost of goods sold — unrealized gains from risk management activities, net	(9,594)	(2,451)
Interest rate	Interest expense, net of interest income	(3,911)	(2,352)
Total		$(4,987)	$29,701

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

	Balance at March 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Commodity derivatives	$—	$2,966	$—	$2,966
Interest rate derivatives	—	2,118	—	2,118
Total	$—	$5,084	$—	$5,084

	Balance at June 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Liabilities:
Commodity derivatives	$—	$12,559	$—	$12,559
Interest rate derivatives	—	6,029	—	6,029
Total	$—	$18,588	$—	$18,588

The aggregate principal amount of long-term debt recorded on the consolidated balance sheets, before original issue discount, is $73.7 million at March 31, 2011 (refer to Note 14).  The Company has elected not to record the Fixed Rate Notes due 2014 or the Floating Rate Notes due 2011 at fair value.  Utilizing observable market data, the aggregate fair value of long-term debt was approximately $75.7 million as of March 31, 2011.

Note 13.  Commodity Supply Facility

On May 12, 2011, Holdings, certain of its subsidiaries and Constellation entered into a Termination Agreement with RBS Sempra that is contingent upon the successful completion of the Merger.  The Company agreed, subject to the closing of the Merger, to pay just over $16.0 million in exchange for RBS Sempra’s Class B Common Stock, Class C Common Stock and unvested RSUs in the Company as well as any early termination obligation under the Commodity Supply Facility with RBS Sempra.  The termination obligation portion of the settlement is estimated to be approximately $4.0 million based on the minimum volume commitments under the ISDA Master Agreements. Refer to Note 2.

In September 2009, the Company completed a debt and equity restructuring (the “Restructuring”), which included a number of transactions and amendments to corporate documents.  In connection with the Restructuring, all of the Company’s former supply and commodity hedging facilities were terminated and were replaced by the Commodity Supply Facility.  The Commodity Supply Facility provides for the exclusive supply of physical (other than as needed for balancing) and financial natural gas and electricity, credit support (including letters of credit and guarantees) for certain collateral needs, cash advances for natural gas inventory and seasonal financing as needed, and associated hedging transactions in order to maintain the balanced trading book required by the Company’s risk management policies.

The Restructuring resulted in the following material sources and uses of cash during the nine months ended March 31, 2010:

•      $75.0 million of restricted cash was released to operating cash upon maturity of the Company’s former supply and hedging facilities;

•      $26.7 million was paid to holders of Holdings’ Floating Rate Notes due 2011 in partial exchange for their notes;

•      $12.0 million of principal outstanding, plus accrued and unpaid interest, under the credit facility (the “Denham Credit Facility”) with Denham Commodity Partners Fund LP (“Denham”) was repaid and the Denham Credit Facility was terminated;

•      $9.0 million was transferred from cash and cash equivalents to an escrow account (the “Fixed Rate Notes Escrow Account”), which is maintained as security for future interest payments related to holders of the Fixed Rate Notes due 2014

•      $6.4 million of legal, consulting and other fees directly related to various Restructuring transactions were paid and recorded as deferred debt issuance costs ($6.1 million) and stock issuance costs ($0.3 million).  The deferred debt issuance costs will be amortized as an increase to interest expense over the remaining terms of the related agreements; and

•      $5.4 million of principal outstanding of bridge financing loans under the Company’s former credit facility (the “Bridge Financing Loans”), plus accrued and unpaid interest, were repaid and the Bridge Financing Loans were terminated.

The Commodity Supply Facility is governed by separate master supply and hedge agreements for natural gas and electricity (the “ISDA Master Agreements”).  Under the Commodity Supply Facility, the primary obligors are Holdings’ two significant operating subsidiaries, MXenergy Inc. and MXenergy Electric Inc. All obligations under the Commodity Supply Facility are guaranteed by Holdings and its other domestic subsidiaries and are secured by a first priority lien on substantially all existing and future assets of Holdings and its domestic subsidiaries other than the Fixed Rate Notes Escrow Account.  The maturity date of the Commodity Supply Facility is August 31, 2012, provided that RBS Sempra will have the right to extend such maturity date by one year in its sole discretion.  RBS Sempra may give such notice no earlier than April 30, 2011 and no later than 180 days prior to the then current termination date.

RBS Sempra has indicated its intent to complete an orderly sale of its assets including, but not limited to, the entity that provides the Commodity Supply Facility.  The Company has received assurances from RBS Sempra that it will continue to fulfill its obligations under the Commodity Supply Facility.

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

As of March 31, 2011, the Company had a Collateral Coverage Ratio of approximately 3.1:1.00.  The calculation of the Collateral Coverage Ratio as of March 31, 2011 resulted in available liquidity of approximately $79.6 million, of which $45.0 million represents the maximum credit available for cash advances and $34.6 million represents excess liquidity that can be used for additional letters of credit, commodity purchases and other operating purposes.  At March 31, 2011, the Company had no outstanding cash advances and had $27.8 million of letters of credit outstanding under the Commodity Supply Facility.

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

During the first contract year of the Commodity Supply Facility, the Company’s actual purchases of natural gas and electricity from RBS Sempra exceeded the minimum purchase obligations.  Under the terms of the ISDA Master Agreements, such excess of actual purchases over the minimum purchase obligations are deducted from the minimum purchases requirement for the second contract year of the Commodity Supply Facility.  As of March 31, 2011, the commodity to be purchased for delivery to the Company’s customers during the second contract year of the Commodity Supply Facility is expected to exceed the minimum purchase obligation for natural gas and electricity for that year.

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

During the quarter ended September 30, 2009, the Company incurred approximately $10.8 million of legal fees, consulting fees and other costs directly related to the Commodity Supply Facility, which were recorded as deferred debt issuance costs on the consolidated balance sheets, and which are being amortized as an increase to interest expense over the remaining term of the Commodity Supply Facility.  These deferred costs include the value of 4,002,290 shares of Class B Common Stock issued to RBS Sempra in connection with the Restructuring (refer to Note 15).  Amortization expense associated with these deferred costs was approximately $0.9 million for the three months ended March 31, 2011 and 2010 and $2.8 million and $1.9 million for the nine months ended March 31, 2011 and 2010, respectively.

Transaction fees and interest expense associated with activity under the Commodity Supply Facility are included in interest expense, net of interest income on the consolidated statements of operations.  The Company recorded approximately $3.0 million and $2.9 million of fee and interest expense during the three months ended March 31, 2011 and 2010, respectively, and $7.6 million and $6 million of fee and interest expense during the nine months ended March 31, 2011 and 2010, respectively, in connection with activity under the Commodity Supply Facility.

Other key provisions of the ISDA Master Agreements are described in the consolidated financial statements included in the Company’s 2010 Form 10-K.  As of March 31, 2011, the Company was in compliance with all provisions of the ISDA Master Agreements.

Accounts Receivable from RBS Sempra, Net and Accounts Payable to RBS Sempra, Net

The ISDA Master Agreements include provisions that allow for net settlement of various amounts due from or due to RBS Sempra resulting from activity under the Commodity Supply Facility.  Amounts due from or due to RBS Sempra are summarized in the following table.

	Balances at
	March 31,	June 30,
Amount receivable from (payable to) RBS Sempra for:	2011	2010
	(in thousands)

Cash received and held by RBS Sempra (1)	$64,871	$64,819
Commodity purchases from RBS Sempra	(35,333)	(19,030)
Transportation costs, derivative settlements, interest and fees charged by RBS Sempra	(2,298)	(2,735)
Accounts receivable from RBS Sempra, net on the consolidated balance sheet	$27,240	$43,054

(1)         In connection with the Commodity Supply Facility, certain banking relationships that previously belonged to the Company are now under RBS Sempra’s name and control.  RBS Sempra releases cash to the Company as required to meet the Company’s ongoing operating cash requirements.

Note 14. Long-Term Debt

Long-term debt is summarized in the following table.

	Balance at March 31, 2011
	Aggregate Debt Balance	Unamortized Discount	Net Book Value
	(in thousands)

Current portion of long-term debt:
Floating Rate Notes due 2011	$6,413	$11	$6,402

Long-term debt:
Fixed Rate Notes due 2014	67,293	12,204	55,089
Total debt	$73,706	$12,215	$61,491

	Balance at June 30, 2010
	Aggregate		Net
	Debt	Unamortized	Book
	Balance	Discount	Value
	(in thousands)
Long-term debt:
Fixed Rate Notes due 2014	$67,293	$14,949	$52,344
Floating Rate Notes due 2011	6,413	35	6,378
Total debt	$73,706	$14,984	$58,722

In connection with the Restructuring, the Company exchanged $158.8 million aggregate principal amount of outstanding Floating Rate Notes due 2011 for $26.7 million of cash, $67.8 million aggregate principal amount of Fixed Rate Notes due 2014 and 33,940,683 shares of newly authorized Class A Common Stock.  This debt exchange transaction was accounted for as a troubled-debt restructuring in accordance with U.S. GAAP.

As part of the Merger Agreement entered into on May 12, 2011, the Company has agreed to pay in full all amounts owed on its outstanding Floating Rate Notes due 2011 and will redeem any and all outstanding Fixed Rate Notes due 2014 at a redemption price of 106.625% plus accrued interest through August 1, 2011 (the earliest redemption date and stated redemption percentage per the bond agreement).  If the Company successfully closes the Merger, the full amount of redemption cost of the Fixed Rate Notes due 2014 and accrued interest will be set aside with the trustee in satisfaction of the bonds.  In the event the Company is not able to successfully close the Merger, the Company will pay the full amounts owed on the outstanding Floating Rate Notes due 2011 out of current funds on the August 1, 2011 due date. Refer to Note 2.

Fixed Rate Notes due 2014

The Fixed Rate Notes due 2014 will mature on August 1, 2014 and bear interest at the rate of 13.25% per annum, which is payable in cash semi-annually on February 1 and August 1 of each year.  Interest expense associated with the Fixed Rate Notes due 2014 was approximately $2.2 million and $2.1 million for the three months ended March 31, 2011 and 2010 and approximately $6.7 million and $4.6 million for the nine months ended March 31, 2011 and 2010, respectively.

The Fixed Rate Notes due 2014 were issued at a discount of approximately $17.8 million, which was recorded as a reduction from the Fixed Rate Notes due 2014 balance on the Company’s consolidated balance sheets, and which is being amortized as an increase to interest expense over the remaining life of the Fixed Rate Notes due 2014.  Total interest expense associated with amortization of this discount was approximately $0.9 million for the three months ended March 31, 2011 and 2010 and $2.7 million and $1.9 million for the nine months ended March 31, 2011 and 2010, respectively.

The Company incurred approximately $5.3 million of legal fees, consulting fees and other costs directly related to issuance of the Fixed Rate Notes due 2014, which were recorded as deferred debt issuance costs on the consolidated balance sheets, and which are being amortized as an increase to interest expense over the remaining term of the Fixed Rate Notes due 2014.  Total interest expense associated with amortization of these deferred costs was approximately $0.3 million for the three months ended March 31, 2011 and 2010 and approximately $0.9 million and $0.6 million for the nine months ended March 31, 2011 and 2010, respectively.

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

The key provisions of the indenture that governs the Fixed Rate Notes due 2014 are fully described in the consolidated financial statements included in the Company’s 2010 Form 10-K.  As of March 31, 2011, the Company was in compliance with all provisions of the indenture.

Holdings has no significant independent operations.  Each of Holdings’ domestic subsidiaries jointly and severally, fully and unconditionally guarantees the Fixed Rate Notes due 2014.  Refer to Note 19 for consolidating financial statements for Holdings and its guarantor and non-guarantor subsidiaries.

On December 15, 2010, the Company commenced an offer to exchange its outstanding original Fixed Rate Notes due 2014 (the “Original Fixed Rate Notes”), which were not registered under the Securities Act, for an equal principal amount of new Fixed Rate Notes due 2014 (the “Registered Fixed Rate Notes”) that are registered under the Securities Act.  On January 18, 2011, the Company exchanged $66.6 million aggregate principal amount of Original Fixed Rate Notes for an equal principal amount of Registered Fixed Rate Notes.  Holders of approximately $1.2 million of Original Fixed Rate Notes did not exchange their notes for Registered Fixed Rate Notes.

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

Floating Rate Notes due 2011

On August 4, 2006, Holdings issued $190.0 million aggregate principal amount of Floating Rate Notes due 2011, which mature on August 1, 2011.  The Floating Rate Notes due 2011 were issued at 97.5% of par value and bear interest at LIBOR plus 7.5% per annum.  Each of Holdings’ domestic subsidiaries jointly and severally, fully and unconditionally guarantees the Floating Rate Notes due 2011.  Interest is reset and payable semi-annually on February 1 and August 1 of each year.  The interest rate on the Floating Rate Notes due 2011 was 8.03% and 7.88% at March 31, 2011 and June 30, 2010, respectively.

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

As a result of the exchange offer consummated during the Restructuring, the average aggregate outstanding balance of Floating Rate Notes due 2011 decreased to $6.4 million for the first nine months of fiscal year 2011 from $78.0 million for the same period in the prior fiscal year.  The weighted-average interest rate was 8.10% and 8.39% for the nine months ended March 31, 2011 and 2010, respectively.  Interest expense accrued in connection with the Floating Rate Notes due 2011 was approximately $0.1 million for the three months ended March 31, 2011 and 2010 and approximately $0.4 million and $3.6 million for the nine months ended March 31, 2011 and 2010, respectively.

The aggregate total amortization of original issue discount and deferred debt issuance costs associated with the Floating Rate Notes due 2011 was less than $0.1 million for the three months ended March 31, 2011 and 2010 and less than $0.1 million and $3.6 million for the nine months ended March 31, 2011 and 2010, respectively.  Amortization for the nine months ended March 31, 2010 includes the pro rata portion of discount and deferred costs associated with the Floating Rate Notes due 2011 exchanged in connection with the Restructuring.

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

The Certificate of Incorporation authorizes 200,000,000 shares of $0.01 par value common stock.  The number of authorized shares and significant rights, as provided in the Stockholders Agreement, of each class of common stock include:

•                  50,000,000 shares of Class A Common Stock.  Holders of the Class A Common Stock are not subject to any transfer restrictions and are entitled to nominate and elect five directors to the Board of Directors, at least two of whom shall be independent and qualify as a “financial expert”, as such term is defined in the Certificate of Incorporation.

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

As disclosed in Note 2, on May 12, 2011, the Company entered into the Merger Agreement pursuant to which it will be acquired by Constellation in an all-cash transaction subject to shareholder and regulatory approvals. The transaction is expected to close in the quarter ending September 30, 2011, provided all necessary approvals have been received.

The total base purchase price of the transaction is $175.0 million, subject to normal adjustments.  Shareholders can expect to receive between $3.00 and $3.28 per share in cash at closing.  Additional payments of up to $0.93 per share may be paid to shareholders upon settlement of escrow holdbacks, aggregating to total potential cash consideration of up to approximately $4.21 per share.  The final price per share will be subject to a number of factors, including final working capital balances and the amount of escrowed contingency reserves ultimately released.

In addition, on May 12, 2011, Holding, certain of its subsidiaries, Constellation and RBS Sempra entered into the Termination Agreement pursuant to which the Company agreed, subject to the closing of the Merger, to pay just over $16.0 million in exchange for RBS Sempra’s Class B Common Stock, Class C Common Stock and unvested RSUs in the Company as well as any early termination obligation under the Commodity Supply Facility with RBS Sempra.  The termination obligation portion of the settlement is estimated to be approximately $4.0 million based on the minimum volume commitments under the ISDA Master Agreements.

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

In accordance with the Holdings’ certificate of incorporation, on March 1, 2011, Holdings’ Board of Directors approved grants of RSUs to certain directors and a former director for 82,780 shares of Class C Common Stock, subject to vesting according to the following schedule: (i) one-fourth vested on the grant date; (ii) one-fourth vested on April 1, 2011; (iii) one-fourth vested on July 1, 2011; and (iv) one-fourth vested on October 1, 2011.  The Company issued 64,156 shares of Class C Common Stock of the March 2011 grant with restrictions requiring continuous service to be met before the particular vesting date.

The Company recorded approximately $0.6 million and $1.1 million of non-cash compensation expense during the three months ended March 31, 2011 and 2010, respectively, and $2.3 million and $1.0 million of non-cash compensation expense during the nine months ended March 31, 2011 and 2010, respectively, in connection with outstanding RSUs.  The Company expects to record approximately $0.6 million, $1.2 million and $0.2 million of compensation expense related to outstanding RSU awards during the remainder of fiscal year 2011 and during fiscal years 2012 and 2013, respectively.

Note 16.  Related Party Transactions

Amounts paid or accrued to related parties are summarized in the following table.

	Three Months ended March 31,		Nine Months ended March 31,
	2011	2010	2011	2010
	(in thousands)
Amount paid or accrued for:
Legal services	$781	$290	$1,619	$2,239
Management and consulting fees	34	30	143	97
Interest expense — Denham Credit Facility (1)	—	—	—	246
Interest expense — Bridge Financing Loans (1)	—	—	—	197
Financial advisory services (1)	—	—	—	32

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

The Company has entered into agreements with various stockholders, directors, former directors and other related parties for management and consulting services.  None of these agreements had a material impact on the Company’s results of operations during the nine months ended March 31, 2011 or 2010.  As of March 31, 2011, the Company does not anticipate that any outstanding management and consulting agreement will have a material impact on results of operations for the remainder of fiscal year 2011 or for fiscal year 2012.

Note 17.  Commitments and Contingencies

Capacity Commitments

The Company enters into agreements for transportation and storage of natural gas.  Since the demand for natural gas in the winter is high, the Company agreed to pay for certain capacity on the transportation systems utilized for up to a 12-month period.  These take-or-pay type agreements obligate the Company to pay for the capacity committed even if it does not use that capacity.  For contracts outstanding as of March 31, 2011, the total committed capacity charges were approximately $1 million.  Total amounts purchased under such agreements were approximately $10.2 million and $8.4 million for the three months ended March 31, 2011 and 2010, respectively, and approximately $29.8 million and $24.8 million for the nine months ended March 31, 2011 and 2010, respectively.  These agreements are due to expire during various months during the twelve months ending March 31, 2012, and will be replaced with new contracts as necessary.

Physical Commodity Purchase Commitments

Under the Commodity Supply Facility, the Company is obligated to purchase minimum annual amounts of natural gas and electricity from RBS Sempra.  Refer to Note 13 for additional information regarding the minimum purchase obligations under the Commodity Supply Facility.

Operating Leases

In September 2010, the Company entered into an amendment to an expiring operating lease agreement for its Maryland office, which extended the term of the lease to September 2016.  As of March 31, 2011, future annual minimum lease payments associated with the extended lease are expected to be less than $0.1 million for the remainder of fiscal year 2011, $0.2 million for fiscal years 2012 through 2014 and $0.6 million thereafter.

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

The Company’s principal operations are located in the U.S.  Its foreign operations, which are located in Canada, comprised less than 1% of the Company’s consolidated total assets at March 31, 2011 and June 30, 2010, and less than 1% of consolidated sales of natural gas and electricity for the nine months ended March 31, 2011 and 2010.

Financial information for the Company’s business segments is summarized in the following table.  Only those assets allocated to the Company’s business segments are included in the table.  The Company does not allocate operating expenses, interest expense or income taxes to its business segments.

Three Months Ended March 31,	Natural Gas	Electricity	Total
	(in thousands)
2011:
Sales	$199,909	$49,925	$249,834
Cost of goods sold (excluding unrealized gains from risk management activities, net) (1)	(145,019)	(39,799)	(184,818)
Gross profit (excluding unrealized gains from risk management activities, net) (1)	$54,890	$10,126	65,016

Add (less) items to reconcile total segment gross profit to income before income tax expense:
Unrealized losses from risk management activities, net			(4,680)
Operating expenses			(26,006)
Interest expense, net of interest income			(7,369)
Income before income taxes			$26,961

Assets allocated to business segments at period end:
Accounts receivable, net	$73,242	$21,265	$94,507
Natural gas inventories	2,517	—	2,517
Goodwill	3,810	—	3,810
Customer acquisition costs, net	15,612	19,539	35,151
Total assets allocated to business segments	$95,181	$40,804	$135,985

2010:
Sales	$208,253	$25,383	$233,636
Cost of goods sold (excluding unrealized gains from risk management activities, net) (1)	(146,595)	(19,671)	(166,266)
Gross profit (excluding unrealized gains from risk management activities, net) (1)	$61,658	$5,712	67,370

Add (less) items to reconcile total segment gross profit to income before income tax expense:
Unrealized losses from risk management activities, net			(26,001)
Operating expenses			(24,768)
Interest expense, net of interest income			(7,778)
Income before income taxes			$8,823

Assets allocated to business segments at period end:
Accounts receivable	$86,660	$12,980	$99,640
Natural gas inventories	6,625	—	6,625
Goodwill	3,810	—	3,810
Customer acquisition costs, net	17,392	8,731	26,123
Total assets allocated to business segments	$114,487	$21,711	$136,198

(1)   Includes realized gains (losses) from risk management activities, but excludes unrealized gains (losses) from risk management activities. As the underlying customer contracts are not marked to market, the unrealized gains (losses) from risk management activities do not offer an accurate indication of the ultimate cash impact to the business, as the ultimate cash impact to the business is not determinable until delivery of natural gas under the customer contracts and the associated gain (loss) on risk management activity is realized.

Nine Months Ended March 31,	Natural Gas	Electricity	Total
	(in thousands)
2011:
Sales	$381,620	$146,394	$528,014
Cost of goods sold (excluding unrealized gains from risk management activities, net) (1)	(294,954)	(116,293)	(411,247)
Gross profit (excluding unrealized gains from risk management activities, net) (1)	$86,666	$30,101	116,767

Add (less) items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains from risk management activities, net			9,594
Operating expenses			(76,649)
Interest expense, net of interest income			(21,326)
Income before income taxes			$28,386

2010:
Sales	$393,817	$68,560	$462,377
Cost of goods sold (excluding unrealized gains from risk management activities, net) (1)	(293,839)	(52,329)	(346,168)
Gross profit (excluding unrealized gains from risk management activities, net) (1)	$99,978	$16,231	116,209

Add (less) items to reconcile total segment gross profit to income before income tax expense:
Unrealized gains from risk management activities, net			2,451
Operating expenses			(67,133)
Interest expense, net of interest income			(28,942)
Income before income taxes			$22,585

(1)   Includes realized gains (losses) from risk management activities, but excludes unrealized gains (losses) from risk management activities. As the underlying customer contracts are not marked to market, the unrealized gains (losses) from risk management activities do not offer an accurate indication of the ultimate cash impact to the business, as the ultimate cash impact to the business is not determinable until delivery of natural gas under the customer contracts and the associated gain (loss) on risk management activity is realized.

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

MXENERGY HOLDINGS INC.

Consolidating Balance Sheet

March 31, 2011

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$83	$129	$2,854	$—	$3,066
Restricted cash	—	—	1,547	—	1,547
Fixed Rate Notes Escrow Account	8,977	—	—	—	8,977
Accounts receivable, net	—	39	94,468	—	94,507
Accounts receivable from RBS Sempra, net	—	—	27,240	—	27,240
Natural gas inventories	—	—	2,517	—	2,517
Income taxes receivable	—	—	4,078	—	4,078
Deferred income taxes	—	—	369	—	369
Intercompany note receivable	6,413	—	—	(6,413)	—
Intercompany accounts receivable	115,250	374	—	(115,624)	—
Other current assets	21	94	12,513	—	12,628
Total current assets	130,744	636	145,586	(122,037)	154,929
Goodwill	—	—	3,810	—	3,810
Customer acquisition costs, net	—	—	35,151	—	35,151
Fixed assets, net	—	1	5,157	—	5,158
Deferred income taxes	—	—	1,520	—	1,520
Deferred debt issue costs	—	—	8,979	—	8,979
Intercompany notes receivable	67,282	—	—	(67,282)	—
Investment in subsidiaries	(29,094)	—	—	29,094	—
Other assets	—	55	474	—	529
Total assets	$168,932	$692	$200,677	$(160,225)	$210,076

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$28	$154	$30,718	$—	$30,900
Current portion of unrealized losses from risk management activities, net	—	—	5,005	—	5,005
Deferred revenue	—	—	1,432	—	1,432
Current portion of long-term debt	6,402	—	—	—	6,402
Intercompany note receivable	—	—	6,413	(6,413)	—
Intercompany accounts payable	—	1,852	113,772	(115,624)	—
Total current liabilities	6,430	2,006	157,340	(122,037)	43,739
Unrealized losses from risk management activities	—	—	79	—	79
Long-term debt	55,089	—	—	—	55,089
Other long-term liabilities	—	—	3,756	—	3,756
Intercompany notes payable	—	—	67,282	(67,282)	—
Total liabilities	61,519	2,006	228,457	(189,319)	102,663

Commitments and contingencies	—	—	—	—	—

Stockholders’ equity (deficit):
Common stock:
Class A Common Stock	339	—	—	—	339
Class B Common Stock	40	—	—	—	40
Class C Common Stock	170	—	—	—	170
Common stock	—	1	—	(1)	—
Total common stock	549	1	—	(1)	549
Additional paid-in-capital	140,873	—	—	—	140,873
Class A treasury stock	(99)	—	—	—	(99)
Accumulated other comprehensive loss	(294)	(294)	—	294	(294)
Accumulated deficit	(33,616)	(1,021)	(27,780)	28,801	(33,616)
Total stockholders’ equity	107,413	(1,314)	(27,780)	29,094	107,413
Total liabilities and stockholders’ equity	$168,932	$692	$200,677	$(160,225)	$210,076

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

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

Three Months Ended March 31, 2011

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$109	$249,725	$—	$249,834
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	43	191,333	—	191,376
Realized gains from risk management activities	—	—	(6,558)	—	(6,558)
Unrealized losses from risk management activities	—	—	4,680	—	4,680
	—	43	189,455	—	189,498
Gross profit	—	66	60,270	—	60,336

Operating expenses:
General and administrative expenses	558	(92)	15,360	—	15,826
Management service fees	—	(72)	72	—	—
Advertising and marketing expenses	—	—	804	—	804
Reserves and discounts	—	—	3,004	—	3,004
Depreciation and amortization	—	—	6,372	—	6,372
Equity in operations of consolidated subsidiaries	(17,710)	—	—	17,710	—
Total operating expenses	(17,152)	(164)	25,612	17,710	26,006

Operating profit (loss)	17,152	230	34,658	(17,710)	34,330
Interest expense, net	—	3	7,366	—	7,369
Income (loss) before income tax expense	17,152	227	27,292	(17,710)	26,961
Income tax expense	—	—	(9,809)	—	(9,809)
Net income (loss)	$17,152	$227	$17,483	$(17,710)	$17,152

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

Three Months Ended March 31, 2010

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$141	$233,495	$—	$233,636
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	104	164,893	—	164,997
Realized losses from risk management activities	—	—	1,269	—	1,269
Unrealized losses from risk management activities	—	—	26,001		26,001
	—	104	192,163	—	192,267
Gross profit	—	37	41,332	—	41,369

Operating expenses:
General and administrative expenses	1,175	66	13,213	—	14,454
Management service fees	—	(82)	82	—	—
Advertising and marketing expenses	—	—	1,707	—	1,707
Reserves and discounts	—	—	2,628	—	2,628
Depreciation and amortization	—	9	5,970	—	5,979
Equity in operations of consolidated subsidiaries	(6,435)	—	—	6,435	—
Total operating expenses	(5,260)	(7)	23,600	6,435	24,768

Operating profit (loss)	5,260	44	17,732	(6,435)	16,601
Interest expense, net	—	—	7,778	—	7,778
Income (loss) before income tax expense	5,260	44	9,954	(6,435)	8,823
Income tax expense	—	—	(3,563)	—	(3,563)
Net income (loss)	$5,260	$44	$6,391	$(6.435)	$5,260

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

Nine Months Ended March 31, 2011

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$303	$527,711	$—	$528,014
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	128	402,601	—	402,729
Realized losses from risk management activities	—	—	8,518	—	8,518
Unrealized gains from risk management activities	—	—	(9,594)	—	(9,594)
	—	128	401,525	—	401,653
Gross profit	—	175	126,186	—	126,361

Operating expenses:
General and administrative expenses	2,338	125	43,989	—	46,452
Management service fees	—	(217)	217	—	—
Advertising and marketing expenses	—	—	3,927	—	3,927
Reserves and discounts	—	—	7,718	—	7,718
Depreciation and amortization	—	—	18,552	—	18,552
Equity in operations of consolidated subsidiaries	(21,761)	—	—	21,761	—
Total operating expenses	(19,423)	(92)	74,403	21,761	76,649

Operating profit (loss)	19,423	267	51,783	(21,761)	49,712
Interest expense, net	—	9	21,317	—	21,326
Income (loss) before income tax expense	19,423	258	30,466	(21,761)	28,386
Income tax expense	—	—	(8,963)	—	(8,963)
Net income (loss)	$19,423	$258	$21,503	$(21,761)	$19,423

MXENERGY HOLDINGS INC.

Consolidating Statement of Operations

Nine Months Ended March 31, 2010

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Sales of natural gas and electricity	$—	$417	$461,960	$—	$462,377
Cost of goods sold (excluding depreciation and amortization):
Cost of natural gas and electricity sold	—	236	311,428	—	311,664
Realized losses from risk management activities	—	—	34,504	—	34,504
Unrealized losses from risk management activities	—	—	(2,451)		(2,451)
	—	236	343,481	—	343,717
Gross profit	—	181	118,479	—	118,660

Operating expenses:
General and administrative expenses	1,231	110	40,025	—	41,366
Management service fees	—	(275)	275	—	—
Advertising and marketing expenses	—	—	2,449	—	2,449
Reserves and discounts	—	—	6,443	—	6,443
Depreciation and amortization	—	25	16,850	—	16,875
Equity in operations of consolidated subsidiaries	(14,480)	—	—	14,480	—
Total operating expenses	(13,249)	(140)	66,042	14,480	67,133

Operating profit (loss)	13,249	321	52,437	(14,480)	51,527
Interest expense, net	—	—	28,942	—	28,942
Income (loss) before income tax expense	13,249	321	23,495	(14,480)	22,585
Income tax expense	—	—	(9,336)	—	(9,336)
Net income (loss)	$13,249	$321	$14,159	$(14,480)	$13,249

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2011

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities:
Net cash provided by operating activities	$33	$205	$1,869	$—	$2,107

Investing activities:
Asset acquisitions and business combinations	—	—	(162)	—	(162)
Purchases of fixed assets	—	—	(3,867)	—	(3,867)
Net cash used in investing activities	—	—	(4,029)	—	(4,029)

Financing activities:
Debt issuance costs	—	—	(71)	—	(71)
Payroll taxes paid for issuance of common stock from RSUs	(1,161)	—	—	—	(1,161)
Net intercompany transfers	1,189	(460)	(729)	—	—
Net cash provided by (used in) financing activities	28	(460)	(800)	—	(1,232)

Net increase (decrease) in cash and cash equivalents	61	(255)	(2,960)	—	(3,154)
Cash and cash equivalents at beginning of period	22	384	5,814	—	6,220
Cash and cash equivalents at end of period	$83	$129	$2,854	$—	$3,066

MXENERGY HOLDINGS INC.

Consolidating Statement of Cash Flows

Nine Months Ended March 31, 2010

(in thousands)

	MXenergy Holdings Inc.	Non-guarantor Subsidiary	Guarantor Subsidiaries	Eliminations	Consolidated

Operating activities
Net cash provided by operating activities	$(9,215)	$152	$40,699	$—	$31,636

Investing activities
Asset acquisitions and business combinations	—	—	(304)	—	(304)
Purchases of fixed assets	—	—	(545)	—	(545)
Net cash used in investing activities	—	—	(849)	—	(849)

Financing activities
Repayment of Floating Rate Notes due 2011	(26,700)	—	—	—	(26,700)
Repayment of Floating Rate Notes due 2014	(423)	—	—	—	(423)
Repayment of Denham Credit Facility	—	—	(12,000)	—	(12,000)
Repayment of Bridge Financing under the Revolving Credit Facility	—	—	(5,400)	—	(5,400)
Deferred debt issuance costs	—	—	(6,249)	—	(6,249)
Stock issuance costs	(329)	—	—	—	(329)
Purchase of treasury stock	(99)	—	—	—	(99)
Net intercompany transfers	36,766	(56)	(36,710)	—	—
Net cash used in financing activities	9,215	(56)	(60,359)	—	(51,200)

Net increase (decrease) in cash and cash equivalents	—	96	(20,509)	—	(20,413)
Cash and cash equivalents at beginning of period	—	262	23,004	—	23,266
Cash and cash equivalents at end of period	$—	$358	$2,495	$—	$2,853

Note 20.  Subsequent Events

As disclosed in Note 2, on May 12, 2011, the Company entered into the Merger and Termination Agreements. Refer to Note 2.

The Company has evaluated additional subsequent events for the period from April 1, 2011 through the date on which these condensed consolidated financial statements were issued.  Based upon this evaluation, there were no additional material events or transactions during this period that required recognition or disclosure in these consolidated financial statements.

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

The impact of weather on operating results for our natural gas and electricity business segments is measured using heating degree day and cooling degree day data.  “Degree days” are the number of Fahrenheit degrees by which the average daily temperature differs from 65 degrees Fahrenheit.  “Heating degree days,” or “HDDs,” refer to the total number of degree days during a reporting period for which the average daily temperature was less than 65 degrees Fahrenheit in each of our markets, weighted by the actual number of natural gas RCEs within each market.  “Cooling degree days,” or “CDDs,” refer to the total number of degree days during a reporting period for which the average daily temperature was greater than 65 degrees Fahrenheit in each of our markets, weighted by the actual number of electricity RCEs within each market.

Merger and Termination Agreements

As disclosed in Note 2, on May 12, 2011, we entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which we will be acquired by Constellation Energy Resources, LLC (“Constellation”) in an all-cash transaction subject to shareholder and regulatory approvals (the “Merger”). The transaction is expected to close in the quarter ending September 30, 2011, provided all necessary approvals have been received.

In connection with the Merger, we agreed to pay in full all amounts owed on our outstanding floating rate senior notes due 2011 (the “Floating Rate Notes Due 2011”) and will redeem any and all outstanding 13.25% Senior Subordinated Secured Notes (the “Fixed Rate Notes due 2014”) at a redemption price of 106.625% plus accrued interest through August 1, 2011 (the earliest redemption date and stated redemption percentage per the bond agreement).  If we successfully close the Merger, the full amount of redemption cost of the Fixed Rate Notes due 2014 and accrued interest will be set aside with the trustee in satisfaction of the bonds.  In the event we are not able to successfully close the Merger, we will pay the full amounts owed on the outstanding Floating Rate Notes due 2011 out of current funds on the August 1, 2011 due date.

In addition, on May 12, 2011, Holdings, certain of its subsidiaries, Constellation and Sempra Energy Trading LLC (“RBS Sempra”) entered into a termination agreement (the “Termination Agreement”) pursuant to which we agreed, subject to the closing of the Merger, to pay just over $16.0 million in exchange for RBS Sempra’s Class B Common Stock, Class C Common Stock and unvested restrocted stock units (“RSUs”) in us as well as any early termination obligation under the Commodity Supply Facility (as defined hereinafter) with RBS Sempra.  The termination obligation portion of the settlement is estimated to be approximately $4.0 million based on the minimum volume commitments under the ISDA Master Agreements (as defined hereinafter).

EXECUTIVE OVERVIEW

Our income before income tax expense was $27.0 million for the three months ended March 31, 2011, which represented a 206% increase from our income before income tax expense of $8.8 million for the same period in the prior fiscal year.  Our gross profit before unrealized gains from price risk management activities was $65.0 million for the three months ended March 31, 2011, which represented a 3.5% decrease from prior fiscal year of $67.4 million.  Higher electricity gross profit for fiscal year 2011 was offset by lower natural gas gross profit and higher operating expenses.

For the nine months ended March 31, 2011, our income before income tax expense of $28.4 million was 26% higher than income before income tax expense of $22.6 million for same period in the prior fiscal year.  Our gross profit before unrealized gains from price risk management activities was $116.8 million for the nine months ended March 31, 2011, which was relatively flat from prior fiscal year of $116.2 million.  Higher electricity gross profit for fiscal year 2011 compared to fiscal year 2010 was more than offset by lower natural gas gross profit and higher operating expenses.

We utilize a measure referred to as Adjusted EBITDA (as defined below) to evaluate our operating performance and liquidity position.  Significant activity affecting Adjusted EBITDA for the three months and nine months ended March 31, 2011, as compared with the same periods in the prior fiscal year, is summarized in the following table.  Refer to “RESULTS OF OPERATIONS,” located elsewhere in Item 2 of this Quarterly Report, for additional commentary regarding the activity in the table.

	Three Months Ended	Nine Months Ended
	(in thousands)

Adjusted EBITDA for period ended March 31, 2010	$49,707	$66,960
Increases (decreases) in Adjusted EBITDA due to:
(Lower) higher gross profit (excluding unrealized gains from risk management activities, net):
Natural gas	(6,768)	(13,312)
Electricity	4,414	13,870
Higher operating expenses (excluding depreciation, amortization and stock compensation expense)	(1,413)	(6,510)
Adjusted EBITDA for period ended March 31, 2011	$45,940	$61,008

In April 2010, we began delivering natural gas to an LDC in Ohio as part of a Standard Service Offer program (the “SSO Program”).  Under the SSO Program, for the 12-month period from April 1, 2010 through March 31, 2011, we received a New York Mercantile Exchange (“NYMEX”) referenced price plus a price adjustment for natural gas delivered by the LDC to its customers who were eligible to participate in the SSO Program.  Our gross profit per MMBtu sold to the LDC was lower under the SSO Program than the gross profit that we normally experience from our direct retail energy customers.  The customers assigned to us in connection with the SSO Program consumed approximately 9.8 million MMBtus of natural gas during the one-year term of the agreement, the majority of which occurred during the winter heating season, including approximately 4.6 and 8.1 million MMBtus during the three and nine months ended March 31, 2011.  We no longer participate in the SSO Program effective April 1, 2011. On a comparative basis, the SSO Program increased our volumes of natural gas sold, but decreased our gross profit per MMBtu sold.  Excluding the impacts of the SSO Program, our commodity gross margin per MMBtu sold approximated our plan and was consistent with prior year comparative periods for the three and nine months ended March 31, 2011.

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

After completion of the Restructuring in September 2009, we expanded our marketing activities to support planned growth in our customer base using our traditional marketing channels. During fiscal year 2011, we have continued with our strategic growth initiatives to build brand awareness using our traditional marketing channels as well as using new approaches. Higher electricity gross profit and higher marketing expenses during the first nine months of fiscal year 2011 were a direct result of expansion of our business that resulted from these growth initiatives. For the remainder of the current fiscal year, we intend to continue with these growth initiatives, in addition to evaluating opportunities to enter new markets and to acquire new customer portfolios that are consistent with our overall growth strategy, our operating and information systems environments, our risk management policy, and our supply, hedging and financing capabilities.

During fiscal year 2010 and during the first nine months of fiscal year 2011, we focused on growth in our electricity customer portfolio in order to improve the seasonal cash flow associated with the electricity business segment and reduce risks associated with commodity and geographic concentrations. Most of this growth was in electricity markets where LDCs guarantee customer accounts receivable, which contributed to a higher portion of sales in guaranteed markets during the first nine months of fiscal year 2011, as compared with the prior year.

We continuously monitor the cost of acquiring customers to ensure that customer portfolio growth is accomplished in the most cost efficient manner. Capitalized customer acquisition costs increased $8.8 million, or 68%, and advertising and marketing expenses increased $1.5 million, or 60%, during the first nine months of fiscal year 2011, as compared with the same period in the prior fiscal year. When considering the number of customers acquired, our cost to acquire customers approximated $100 per RCE for the three months and nine months ended March 31, 2011, which was consistent with the cost to acquire customers during the same periods in the prior fiscal year.

General and administrative operating expenses also increased significantly during the first nine months of fiscal year 2011, as compared with the prior year. We have increased our staff count in customer operations, information systems and other areas to support actual and planned customer growth, as well as to enhance the effectiveness of our internal controls environment.

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

		Three Months Ended March 31,		Nine Months ended March 31,
		2011	2010	2011	2010
		(in thousands)
	Sales of natural gas and electricity	$249,834	$233,636	$528,014	$462,377
	Cost of goods sold	189,498	192,267	401,653	343,717
	Gross profit	60,336	41,369	126,361	118,660
	Operating expenses	26,006	24,768	76,649	67,133
	Operating profit	34,330	16,601	49,712	51,527
	Interest expense, net of interest income	7,369	7,778	21,326	28,942
	Income before income tax expense	26,961	8,823	28,386	22,585
	Income tax expense	(9,809)	(3,563)	(8,963)	(9,336)
	Net income	17,152	5,260	19,423	13,249

	Items to reconcile net income to EBITDA :
Add:	Interest expense, net of interest income	7,369	7,778	21,326	28,942
	Depreciation and amortization	6,372	5,979	18,552	16,875
	Income tax expense	9,809	3,563	8,963	9,336
	EBITDA	40,702	22,580	68,264	68,402

	Items to reconcile EBITDA to Adjusted EBITDA:
Add (less):	Stock compensation expense	558	1,126	2,338	1,009
	Unrealized (gains) losses from risk management activities, net	4,680	26,001	(9,594)	(2,451)
	Adjusted EBITDA	$45,940	$49,707	$61,008	$66,960

Selected Operating Data

Selected data for our natural gas and electricity operations is provided in the following table.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Natural Gas:
Actual RCEs at end of period (1)	407,000	438,000	407,000	438,000
Average RCEs during the period (1)	416,000	439,000	429,000	456,000
MMBtus sold during the period	24,338,000	21,068,000	44,926,000	39,220,000
Sales per MMBtu sold during the period	$8.21	$9.88	$8.49	$10.04
Gross profit per MMBtu sold during the period (2)	$2.26	$2.93	$1.93	$2.55
Heating degree days	2,502	2,456	4,309	4,101

Electricity:
Actual RCEs at end of period	205,000	130,000	205,000	130,000
Average RCEs during the period	199,000	106,000	190,000	87,000
MWhrs sold during the period	530,000	227,000	1,484,000	608,000
Sales per MWhr sold during the period	$94.20	$111.82	$98.65	$112.76
Gross profit per MWhr sold during the period	$19.11	$25.16	$20.28	$26.70
Cooling degree days	24	9	964	868

(1)   Excludes RCEs served in connection with the SSO Program pursuant to a one-year contract that expired on March 31, 2011.

(2)   Includes fee income and realized losses from risk management activities, but excludes unrealized gains from risk management activities.

Quarterly trends for natural gas and electricity RCEs and for renewal and in-contract attrition percentages are summarized in the following table.

	Customer Activity for the Quarter Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010

RCEs at end of quarter:
Natural gas (1)	407,000	427,000	445,000	433,000	438,000
Electricity	205,000	191,000	189,000	173,000	130,000
Total	612,000	618,000	634,000	606,000	568,000

Average RCEs during the quarter:
Natural gas (1)	416,000	431,000	441,000	432,000	439,000
Electricity	199,000	190,000	182,000	159,000	106,000
Total	615,000	621,000	623,000	591,000	545,000

Customer renewals and attrition for the 12-month period ending on the quarter-end date:
Customer renewal percentage (2)	91%	92%	92%	93%	93%
In-contract attrition percentage (3)	33%	30%	27%	26%	25%

(1)   Excludes RCEs served in connection with the SSO Program pursuant to a one-year contract that expired March 31, 2011.

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

(3)   In-contract customer attrition percentage is defined as: (1) the percentage of loss of fixed rate customers before their contract term officially expires; and (2) the percentage of loss of any variable rate customers, whose contracts generally do not have expiration dates. The percentage is calculated for the twelve months preceding the period-end date. Attrition data is calculated based upon actual customer level data. For analytical purposes, we assume that one RCE represents a natural gas customer with a standard consumption of 100 MMBtus per year, or an electricity customer with a standard consumption of 10 MWhr per year. However, each customer does not actually consume 100 MMBtu of natural gas or 10 MWhr of electricity. For example, one of our mid-market or large commercial customers may consume the equivalent of several hundred or even thousands of RCEs. Therefore, any reduction or increase in RCEs in any of our markets does not necessarily correlate directly with net customer attrition. We have excluded from the in-contract attrition calculation customers acquired in the standard choice offer program offered by Dominion East ohio. These customers were not acquired through organic marketing and were deemed transient in nature. The program term was from April 2010 to March 2011.

Historically, we have experienced a seasonal trend of lower customer additions during the months of December through February due to lack of customer response to our marketing efforts during this period. We experienced a continuation of this annual trend during the months of January and February 2011, which contributed to comparatively lower additions of customers in our natural gas segment during the quarter ended March 31, 2011 compared with the previous quarter.

Average natural gas RCEs for the three and nine months ended March 31, 2011 declined 5% and 6% from the same period in the prior fiscal year. During the quarter ended March 31, 2011, we experienced decreases in all sectors of our customer counts. During the nine months ended March 31, 2011, higher residential customer counts were offset by lower small business and commercial customer counts, including several large commercial accounts, each of which represents the loss of several hundred RCEs.

Average electricity RCEs for the three and nine months ended March 31, 2011 increased 88% and 118% from the same period in the prior fiscal year. During the last twelve months, we focused on growth in many of our traditional electricity markets in order to improve the seasonal cash flow associated with the electricity business segment and to reduce risks associated with commodity and geographic concentrations. In addition, actual electricity RCEs as of March 31, 2011 include over 55,000 net RCEs as a result of our expansion into new electricity markets in Pennsylvania and Maryland during the last twelve months.

Higher in-contract attrition for the twelve months ended March 31, 2011 was primarily driven by competitive pressure in electricity markets, particularly our markets in Pennsylvania and Connecticut. Over the past twelve months, the number of competitors has increased significantly in these markets, which has resulted in a growing number of available rate plan options from which customers can choose.

Seasonality of Operations

Natural gas and electricity sales accounted for approximately 72% and 28%, respectively, of our total sales for the nine months ended March 31, 2011, and 82% and 18%, respectively, of our total sales for the fiscal year ended June 30, 2010. The mix of natural gas and electricity sales varies significantly during the reporting quarters within our fiscal year due to the seasonality of our business. The majority of natural gas customer consumption occurs during the months of November through March. By contrast, electricity customer consumption peaks during the months of June through September. Because the natural gas business segment comprises such a large component of our overall business operations for our entire fiscal year, the second and third fiscal quarters represent the seasonal peak of operating results for our full fiscal year.

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

New Accounting Pronouncements

New accounting pronouncements are summarized in Note 3 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report. Such disclosure is incorporated herein by reference.

Related Party Transactions

Transactions with related parties are summarized in Note 16 to the condensed consolidated financial statements included in Item 1 of this Quarterly Report. Such disclosure is incorporated herein by reference.

BALANCE SHEET OVERVIEW

Guaranteed and Non-Guaranteed Customer Accounts Receivable

Accounts receivable, net is summarized in the following table.

	Balances at
	March 31, 2011	June 30, 2010
	(in thousands)
Billed customer accounts receivable:
Guaranteed by LDCs	$37,122	$11,736
Non-guaranteed by LDCs	29,125	21,543
	66,247	33,279
Unbilled customer accounts receivable (1):
Guaranteed by LDCs	21,160	10,206
Non-guaranteed by LDCs	8,353	7,211
	29,513	17,417
Total customer accounts receivable	95,760	50,696
Less: Allowance for doubtful accounts	(4,868)	(5,074)
Customer accounts receivable, net	90,892	45,622
Cash imbalance settlements and other receivables, net (2)	3,615	3,303
Accounts receivable, net	$94,507	$48,925

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

Certain LDCs guarantee billed and unbilled customer accounts receivable or amounts due for delivered gas and electricity, for which they charge an average discount fee of approximately 1%. These LDC guarantees mitigate our direct credit risk since the Company is exposed only to the credit risk of the LDC, rather than that of its customers. As of March 31, 2011 and June 30, 2010, all of our billed and unbilled customer accounts receivable in guaranteed markets were from LDCs with investment grade credit ratings. We periodically review payment history, credit ratings and financial information for LDCs to ensure that we identify and respond to any deteriorating trends.

Imbalance settlements represent differences between the natural gas or electricity delivered to LDCs or independent system operators (“ISOs”) for consumption by our customers and actual usage by our customers. We expect that such imbalances will be settled in cash within twelve months following the balance sheet date. Imbalance settlements will fluctuate from period to period depending on the market price for natural gas and electricity, weather patterns and other factors that affect customer consumption, and the timing of cash remittances from LDCs and ISOs. These receivables are generally due from counterparties with investment grade credit ratings.

The allowance for doubtful accounts represents our estimate of potential credit losses associated with customer accounts receivable in markets where such receivables are not guaranteed by LDCs. We assess the adequacy of our allowance for doubtful accounts through review of the aging of customer accounts receivable and general economic conditions in the markets that we serve. Based upon this review as of March 31, 2011, we believe that our allowance for doubtful accounts is adequate to cover potential credit losses related to customer accounts receivable. Additional commentary regarding credit risk management, our allowance for doubtful accounts and our provision for doubtful accounts is provided in Item 3 of this Quarterly Report.

We have limited exposure to risk associated with high concentrations of sales volumes with individual customers. As a result of our participation in the SSO Program, the LDC in Ohio became our largest single customer, accounting for approximately 18% of our natural gas sales volume for the nine months ended March 31, 2011. We no longer participate in the SSO Program effective April 1, 2011.

Natural Gas Inventories

Natural gas inventories are summarized in the following table.

	Balances at
	March 31, 2011	June 30, 2010
	(in thousands)
Storage inventory for delivery to customers	$1,692	$9,956
Imbalance settlements in-kind (1)	825	5,905
Total	$2,517	$15,861

(1)   Represents inventory to be transferred to us or our customers from LDCs as a result of an excess of natural gas deliveries over amounts used by customers in prior periods. We expect these inventories to be transferred to us or our customers within the upcoming 12-month period.

We report the volume of natural gas held in storage in million British thermal units (“MMBtus”), which is a standard unit of heating equivalent measure for natural gas. The decrease in storage inventory for delivery to customers from June 30, 2010 to March 31, 2011 was primarily due to normal seasonal activity as customers consume volumes previously injected into storage during the winter months. The volume of natural gas held in storage decreased 83% from 1.8 million MMBtus at June 30, 2010 to 0.3 million MMBtus at March 31, 2011.

Natural gas inventories are valued on a weighted-average cost basis, including a portion of related transportation and storage costs, and which does not exceed net realizable value. The weighted-average cost per MMBtu of natural gas held in storage increased 2% from June 30, 2010 to March 31, 2011.

Accounts Receivable from RBS Sempra, Net and Accounts Payable to RBS Sempra, Net

The ISDA Master Agreements that we have executed with RSB Sempra include provisions that allow for net settlement of various amounts due from or due to RBS Sempra resulting from activity under the Commodity Supply Facility. Amounts due from or due to RBS Sempra are summarized in the following table.

	Balances at
Amount receivable from (payable to) RBS Sempra for:	March 31, 2011	June 30, 2010
	(in thousands)
Cash received and held by RBS Sempra (1)	$64,871	$64,819
Commodity purchases from RBS Sempra	(35,333)	(19,030)
Transportation costs, derivative settlements, interest and fees charged by RBS Sempra	(2,298)	(2,735)
Accounts receivable from RBS Sempra, net on the consolidated balance sheet	$27,240	$43,054

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

Gross Profit (Before Unrealized Gains from Risk Management Activities, Net) by Business Segment

Gross profit (before unrealized gains from risk management activities, net) by business segment is summarized in the following tables.  For purposes of this analysis, gross profit before unrealized gains from risk management activities includes fee income and realized losses from risk management activities, but excludes unrealized gains from risk management activities, net.  As the underlying customer contracts are not marked-to-market, unrealized gains and/or losses from risk management activities do not offer an accurate indication of the ultimate cash impact to the business, which is not determinable until delivery of natural gas under the customer contracts and the associated risk management gain or loss is realized.

	Three Months Ended March 31,		2011 versus 2010 Increase (Decrease)
Business Segment	2011	2010	Amount	%
	($ in thousands)
Natural gas	$54,890	$61,658	$(6,768)	(11)
Electricity	10,126	5,712	4,414	77
Total gross profit (before unrealized gains from risk management activities, net)	$65,016	$67,370	$(2,354)	(3)

	Nine Months Ended March 31,		2011 versus 2010 Increase (Decrease)
Business Segment	2011	2010	Amount	%
	($ in thousands)
Natural gas	$86,666	$99,978	$(13,312)	(13)
Electricity	30,101	16,231	13,870	85
Total gross profit (before unrealized gains from risk management activities, net)	$116,767	$116,209	$558	—

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

Significant activity affecting natural gas gross profit (before unrealized gains from risk management activities, net) for the three months and nine months ended March 31, 2011 and 2010 is summarized in the following tables.

	Three Months Ended March 31,
	2011		2010
	Amount	Amount per MMBtu Sold	Amount	Amount per MMBtu Sold
	($ in thousands)
Gross profit (before unrealized gains from risk management activities, net)	$54,890	$2.26	$61,658	$2.93
Add (less) the relative cost (benefit) during the period associated with commodity price volatility and economic hedging activity:
Weighted-average cost of gas methodology	(992)	(0.04)	485.02
Realized gains from risk management activities associated with natural gas inventory at end of period	(6,073)	(0.25)	(10,132)	(0.48)
	47,825	1.97	52,011	2.47
Fee income	(3,775)	(0.16)	(4,383)	(0.21)
Amount attributable to natural gas delivered to customers	$44,050	$1.81	$47,628	$2.26

	Nine Months Ended March 31,
	2011		2010
	Amount	Amount per MMBtu Sold	Amount	Amount per MMBtu Sold
	($ in thousands)
Gross profit (before unrealized gains from risk management activities, net)	$86,666	$1.93	$99,978	$2.55
Add (less) the relative cost (benefit) during the period associated with commodity price volatility and economic hedging activity:
Weighted-average cost of gas methodology	349	0.01	(797)	(.02)
Realized gains from risk management activities, net, associated with natural gas inventory at end of period	(4,609)	(0.10)	(10,207)	(0.26)
	82,406	1.84	88,974	2.27
Fee income	(10,656)	(0.24)	(12,790)	(0.33)
Amount attributable to natural gas delivered to customers	$71,750	$1.60	$76,184	$1.94

Selected operating data for the natural gas business segment is summarized in the following table.

			2011 versus 2010 Increase (Decrease)
	2011	2010	Amount	%
Three months ended March 31:
Average RCEs during the period (1)	416,000	439,000	(23,000)	(5)
MMBtus sold during the period	24,338,000	21,068,000	3,270,000	16
Heating degree days	2,502	2,456	46	2

Nine months ended March 31:
Average RCEs during the period (1)	429,000	456,000	(27,000)	(6)
MMBtus sold during the period	44,926,000	39,220,000	5,706,000	15
Heating degree days	4,309	4,101	208	5

(1)          Average RCEs exclude RCEs served in connection with the SSO Program pursuant to a one-year contract that expired March 31, 2011.  All historical revenues, cost of goods sold and volumes sold include activity from the SSO Program.

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

Gross Profit Attributable to Natural Gas Delivered to Customers

In April 2010, we began delivering natural gas to an LDC in Ohio as part of the SSO Program.  Under the SSO Program, for the 12-month period from April 1, 2010 through March 31, 2011, we received a NYMEX referenced price plus a price adjustment for natural gas delivered by the LDC to its customers who were eligible to participate in the SSO Program.  Our gross profit per MMBtu sold to the LDC was lower under the SSO Program than the gross profit that we normally experience from our direct retail energy customers.  During the nine months ended March 31, 2011, we recorded revenue associated with approximately 8.1 million MMBtus of natural gas consumed by customers in connection with the SSO Program.

During the nine months ended March 31, 2011, excluding the impact of the SSO Program, lower gross profit attributable to natural gas delivered to customers was due to the combined impact of a 6% decrease in the volume of natural gas sold to customers and a 3% decrease in gross profit per MMBtu sold to customers.

During the three months ended March 31, 2011, excluding the impact of the SSO Program, lower gross profit attributable to natural gas delivered to customers was due to the combined impact of a 9% decrease in gross profit per MMBtu sold to customers and a 7% decrease in the volume of natural gas sold to customers.  Lower volumes of natural gas sold to customers during the three months and nine months ended March 31, 2011, excluding the impact of the SSO program, were primarily driven by the loss of certain commercial customers, each of which represented multiple RCEs of consumption.  Gross profit per MMBtu sold to customers during the three and nine months ended March 31, 2011 were slightly lower than the prior year comparative periods and were consistent with our planned per unit results.

Electricity Gross Profit

Significant activity affecting electricity gross profit (before unrealized gains from risk management activities, net) for the three months and nine months ended March 31, 2011 and 2010 is summarized in the following tables.

	Three Months Ended March 31,
	2011		2010
	Amount	Amount per MWhr Sold	Amount	Amount per MWhr Sold
	($ in thousands)
Gross profit (before unrealized gains from risk management activities, net)	$10,126	$19.11	$5,712	$25.16
Fee income	(398)	(0.75)	(416)	(1.84)
Amount attributable to electricity delivered to customers	$9,728	$18.36	$5,296	$23.32

	Nine Months Ended March 31,
	2011		2010
	Amount	Amount per MWhr Sold	Amount	Amount per MWhr Sold
	($ in thousands)
Gross profit (before unrealized gains from risk management activities, net)	$30,101	$20.28	$16,231	$26.70
Fee income	(1,296)	(0.87)	(1,233)	(2.03)
Amount attributable to electricity delivered to customers	$28,805	$19.41	$14,998	$24.67

Selected operating data for the electricity business segment is summarized in the following table.

			2011 versus 2010 Increase (Decrease)
	2011	2010	Amount	%
Three months ended March 31:
Average RCEs during the period	199,000	106,000	93,000	88
MWhrs sold during the period	530,000	227,000	303,000	133
Cooling degree days	24	9	15	167

Nine months ended March 31:
Average RCEs during the period	190,000	87,000	103,000	118
MWhrs sold during the period	1,484,000	608,000	876,000	144
Cooling degree days	964	868	96	11

Higher electricity gross profit for the three and nine months ended March 31, 2011 were driven by significant increases in the volume of MWhrs sold, which primarily resulted from higher average number of electricity RCEs served.

Competitive pricing environments in many of our electricity markets resulted in lower gross profit per unit of commodity sold to customers, which decreased 21% for both the three and nine months ended March 31, 2011, and which partially offset the positive impact of higher electricity volumes sold.

Gains and Losses from Risk Management Activities, Net

Realized and unrealized (gains) losses from risk management activities, net, included in cost of goods sold are summarized in the following tables.

	Three Months Ended March 31,		2011 versus 2010 Increase (Decrease)
	2011	2010	Amount	%
	($ in thousands)
Realized (gains) losses from risk management activities, net	$(6,558)	$1,269	$(7,827)	NM
Unrealized losses from risk management activities, net	4,680	26,001	(21,321)	(82)
Total realized and unrealized (gains) losses from risk management activities, net	$(1,878)	$27,270	$(29,148)	(107)

	Nine Months Ended March 31,		2011 versus 2010 Increase (Decrease)
	2011	2010	Amount	%
	($ in thousands)
Realized losses from risk management activities, net	$8,518	$34,504	$(25,986)	(75)
Unrealized gains from risk management activities, net	(9,594)	(2,451)	(7,143)	(291)
Total realized and unrealized (gains) losses from risk management activities, net	$(1,076)	$32,053	$(33,129)	NM

NM — Not meaningful

Unrealized gains and losses from risk management activities recorded on the consolidated balance sheets primarily reflect the current market values, which represent the relationship between average forward commodity prices and the weighted average price of the related economic hedge, for commodity derivatives utilized as economic hedges to reduce our exposure to changes in the prices of natural gas and electricity that we have contracted to provide our customers.  Changes in such market values during the term of a derivative contract are recorded as unrealized gains and losses from risk management activities on the consolidated statements of operations.  As derivative contracts expire and related market values are settled, realized gains and losses are recorded on the consolidated statements of operations.

Operating Expenses

Operating expenses are summarized in the following tables.

	Three Months Ended March 31,		2011 versus 2010 Increase (Decrease)
	2011	2010	Amount	%
	($ in thousands)
General and administrative expenses	$15,826	$14,454	$1,372	9
Advertising and marketing expenses	804	1,707	(903)	(53)
Reserves and discounts	3,004	2,628	376	14
Depreciation and amortization	6,372	5,979	393	7
Total operating expenses	$26,006	$24,768	$1,238	5

	Nine Months Ended March 31,		2011 versus 2010 Increase (Decrease)
	2011	2010	Amount	%
	($ in thousands)
General and administrative expenses	$46,452	$41,366	$5,086	12
Advertising and marketing expenses	3,927	2,449	1,478	60
Reserves and discounts	7,718	6,443	1,275	20
Depreciation and amortization	18,552	16,875	1,677	10
Total operating expenses	$76,649	$67,133	$9,516	14

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

General and Administrative Expenses

General and administrative expenses are summarized in the following tables.

	Three Months Ended March 31,		2011 versus 2010 Increase (Decrease)
	2011	2010	Amount	%
	($ in thousands)
Salaries and employee benefits	$9,370	$8,863	$507	6
Professional fees	1,950	1,350	600	44
Other general and administrative expenses	4,506	4,241	265	6
Total general and administrative expenses	$15,826	$14,454	$1,372	9

	Nine Months Ended March 31,		2011 versus 2010 Increase (Decrease)
	2011	2010	Amount	%
	($ in thousands)

Salaries and employee benefits	$28,927	$25,085	$3,842	15
Professional fees	4,631	4,581	50	1
Other general and administrative expenses	12,894	11,700	1,194	10
Total general and administrative expenses	$46,452	$41,366	$5,086	12

Our general and administrative expenses for the quarter ended March 31, 2011 was slightly higher than the costs compared to the same period in fiscal year 2010.  Salaries and related expenses were higher due to an increase in average number of employees as a result of expanded operations to support actual and planned growth in our customer base and enhancements to improve the effectiveness of our internal controls environment.  These costs were partially offset by higher stock-based compensation in third quarter of fiscal year 2010 associated with restricted stock units granted in January 2010.   Higher professional fees are related to legal costs incurred in quarter ended March 31, 2011 associated with efforts to obtain a new supply and hedge facility.  Refer to Note 2 concerning the Merger and Termination Agreements.

During the first quarter of fiscal year 2010, in connection with the Restructuring we recorded approximately $2.2 million of non-recurring general and administrative expenses, including $0.8 million of transaction-related bonuses, $0.2 million of employee severance costs and $1.2 million of professional fees incurred in connection with various potential liquidity events considered prior to completion of the Restructuring.

Excluding the non-recurring bonuses and severance costs noted above, salaries and employee benefits expenses were approximately 20% higher or $4.8 million during the first nine months of fiscal year 2011, as compared with the same periods in the prior fiscal year, primarily due to the following factors:

•                  The average number of employees was higher for the first nine months of fiscal year 2011, as compared with the same period in the prior fiscal year, as a result of expanded operations to support actual and planned growth in our customer base and enhancements to improve the effectiveness of our internal controls environment;

•                  The employer portions of health insurance and various other employee welfare benefits were generally higher for the first nine months of fiscal year 2011, primarily as a result of significant increases in the total premiums associated with these benefits; and

•                  Stock-based compensation expense was higher by $1.3 million associated with a full year of expense for the restricted stock units granted in January 2010.  Stock-based compensation expense was minimal during the first six months of fiscal year 2010 due to termination of our then existing incentive compensation plans in connection with the Restructuring.

Excluding the non-recurring Restructuring-related professional fees incurred during the quarter ended September 30, 2009, professional fees increased $1.2 million during the first nine months of fiscal year 2011, as compared with the same periods in the prior fiscal year.  During the second half of fiscal year 2010 and first nine months of fiscal year 2011, we have executed various initiatives to improve our current operating systems and process flows and to expand our operating infrastructure in anticipation of planned business growth.  For certain of these initiatives, we have utilized contracted professional services in addition to or in lieu of our employees.  Also, during the quarter ended March 31, 2011, we incurred legal costs associated with efforts to obtain a new supply and hedge facility.

Higher other general and administrative expenses during the quarter and nine months ended March 31, 2011 were primarily due to expanded customer care, billing and information technology activities to support actual and planned growth in our customer base, and to support information systems upgrades and enhancements.

Advertising and Marketing Expenses

As part of an overall corporate strategy to manage our liquidity position, and in response to constraints that our former supply and hedging facilities placed on our marketing activities, we curtailed our sales and marketing expenditures for several months prior to the Restructuring.  This resulted in significantly lower advertising and marketing expenses for the first six months of fiscal year 2010, as compared with our historical levels.

Subsequent to the Restructuring, we implemented various elements of a growth and marketing plan, which included strategic marketing initiatives in our current markets as well as incremental marketing expenses related to new markets, particularly new electricity markets in Pennsylvania and Maryland.  As a result, we incurred significantly higher marketing expenditures, especially during the quarter ended March 31, 2010 as compared to our normal marketing activities during three months ended March 31, 2011.

Reserves and Discounts

Reserves and discounts in the consolidated statements of operations include the provision for doubtful accounts related to customer accounts receivable within markets where such receivables are not guaranteed by LDCs as well as discounts related to customer accounts receivable that are guaranteed by LDCs.  Reserves and discounts are summarized in the following tables.

	Three Months Ended March 31,		2011 versus 2010 Increase (Decrease)
	2011	2010	Amount	%
	($ in thousands)

Provision for doubtful accounts	$1,590	$1,565	$25	2
Contractual discounts for LDC guarantees of customer accounts receivable (1)	1,414	1,063	351	33
Total reserves and discounts	$3,004	$2,628	$376	14

	Nine Months Ended March 31,		2011 versus 2010 Increase (Decrease)
	2011	2010	Amount	%
	($ in thousands)

Provision for doubtful accounts	$4,791	$4,661	$130	3
Contractual discounts for LDC guarantees of customer accounts receivable (1)	2,927	1,782	1,145	64
Total reserves and discounts	$7,718	$6,443	$1,275	20

(1)          By agreement, certain LDCs guarantee the collection of customer accounts receivable.  Contractual discounts charged by various LDCs average approximately 1% of revenues, which is effectively the cost to guarantee the customer accounts receivable.

During the nine months ended March 31, 2011, as part of the remediation plan to address and resolve the material weakness identified at June 30, 2010, we continued to implement certain controls and procedures to address delays in the budget billing true-up process.  In the second quarter of fiscal year 2011, we recorded a $0.6 million provision related to delays in our internal budget billing true-up process. Excluding this special provision, the provision for doubtful accounts decreased during the nine months ended March 31, 2011, as compared with the same periods in the prior fiscal year, primarily due to the following factors:

•                  Sales of natural gas and electricity in markets where customer accounts receivable are not guaranteed by LDCs decreased 22% during the first nine months of fiscal year 2011;

•                  Credit environments generally stabilized in many of our markets and continue to improve since the second quarter of fiscal year 2010 and during fiscal year 2011.  By comparison, during fiscal year 2009 and the first quarter of fiscal year 2010, we experienced deterioration in the aging of our customer accounts receivable in certain of our larger markets in Georgia, Texas and the northeastern U.S., which resulted in charge-offs of customer accounts receivable and provisions for doubtful accounts that were higher than our historical levels; and

•                  Purchase acquisitions usually result in incremental reserves associated with the customer portfolios purchased.  Our last acquisition of Catalyst Natural Gas, LLC during fiscal year 2009 contributed to higher allowance and provision for doubtful accounts in our Georgia natural gas market during the quarter ended September 30, 2009 and continued to impact our provision for doubtful accounts during fiscal year 2010. By comparison, we did not complete any purchase acquisitions during fiscal year 2010 or fiscal year 2011.

We continuously monitor economic conditions and collections experience in our markets in order to assess appropriate levels of our allowance for doubtful accounts.  Refer to Item 3 of this Quarterly Report for additional commentary regarding our management of credit risk.

Certain LDCs guarantee billed and unbilled customer accounts receivable or amounts due for delivered gas and electricity, for which they charge an average discount fee of approximately 1%.  Higher contractual discounts for LDC guarantees of customer accounts receivable during the quarter ended March 31, 2011 were due to significantly higher sales of natural gas and electricity within our LDC-guaranteed markets, including the SSO Program which only affects the fiscal year 2011 period.  The weighted-average contractual discount rates for the current quarter were comparable to the rates for the same period in the prior fiscal year.

Depreciation and Amortization

Depreciation and amortization are summarized in the following tables.

	Three Months Ended March 31,		2011 versus 2010 Increase (Decrease)
	2011	2010	Amount	%
	($ in thousands)

Depreciation of fixed assets	$537	$463	$74	16
Amortization of customer acquisition costs	5,835	5,516	319	6
Total depreciation and amortization	$6,372	$5,979	$393	7

	Nine Months Ended March 31,		2011 versus 2010 Increase (Decrease)
	2011	2010	Amount	%
	($ in thousands)

Depreciation of fixed assets	$1,448	$1,905	$(457)	(24)
Amortization of customer acquisition costs	17,104	14,968	2,136	14
Other amortization expense	—	2	(2)	(100)
Total depreciation and amortization	$18,552	$16,875	$1,677	10

Higher amortization of customer acquisition costs during the quarter and nine months ended March 31, 2011 resulted from higher additions to capitalized customer acquisition costs related to an increase in expeditures to acquire customers during fiscal year 2010 and the first nine months of fiscal year 2011, as compared with the comparable prior year periods.  Higher depreciation of fixed assets during the quarter ended March 31, 2011 is associated with higher computer hardware costs compared to the same periods in the prior fiscal year. Depreciation expense of fixed assets for the nine month period was lower in fiscal year 2011 due to fully depreciating fixed assets in August 2009 that were associated with a 2006 purchase acquisition.

Interest Expense, net

Significant components of interest expense, net are summarized in the following tables.

	Three Months Ended March 31,		2011 versus 2010 Increase (Decrease)
	2011	2010	Amount	%
	($ in thousands)
Interest related to debt instruments:
Fixed Rate Notes due 2014 (1)	$2,245	$2,125	$120	6
Floating Rate Notes due 2011 (1)	132	129	3	2

Interest and fees related to commodity supply and hedging facilities (2):
Commodity Supply Facility	3,018	2,852	166	6
Former supply and hedging facilities	—	11	(11)	(100)

Change in value of interest rate swaps (3)	28	626	(598)	(96)
Amortization of deferred debt issuance costs and discount on issuance of long-term debt	2,134	2,115	19	1
Other interest expense	(165)	(21)	(144)	NM

Total interest expense	7,392	7,837	(445)	(6)
Less: Interest income	(23)	(59)	36	61
Interest expense, net	$7,369	$7,778	$(409)	(5)

	Nine Months Ended March 31,		2011 versus 2010 Increase (Decrease)
	2011	2010	Amount	%
	($ in thousands)
Interest related to debt instruments:
Fixed Rate Notes due 2014 (1)	$6,748	$4,618	$2,130	46
Floating Rate Notes due 2011 (1)	394	3,550	(3,156)	(89)
Denham Credit Facility (4)	—	246	(246)	(100)

Interest and fees related to commodity supply and hedging facilities (2):
Commodity Supply Facility	7,636	6,008	1,628	27
Former supply and hedging facilities	—	2,973	(2,973)	(100)

Change in value of interest rate swaps (3)	299	2,017	(1,718)	(85)
Amortization of deferred debt issuance costs and discount on issuance of long-term debt	6,414	9,514	(3,100)	(33)
Other interest expense	(95)	132	(227)	NM

Total interest expense	21,396	29,058	(7,662)	(26)
Less: Interest income	(70)	(116)	46	40
Interest expense, net	$21,326	$28,942	$(7,616)	(26)

NM — Not meaningful

(1)

On September 22, 2009, we exchanged $158.8 million aggregate principal amount of outstanding Floating Rate Notes due 2011 for $26.7 million of cash, $67.8 million aggregate principal amount of the Fixed Rate Notes due 2014 and 33,940,683 shares of newly authorized Class A Common Stock.

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

Interest expense, net includes approximately $2.2 million and $2.7 million of non-cash interest expense for the quarter ended March 31, 2011 and 2010, respectively, and $6.7 million and $11.5 million for the nine months ended March 31, 2011 and 2010, respectively, which is associated with changes in the value of interest rate swaps, amortization of deferred debt issuance costs and amortization of discount on issuance of long-term debt.  The remaining interest expense for both periods primarily includes interest and fees paid or to be paid in connection with our long-term debt and our supply and hedging facilities.

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

Lower interest expense associated with the Floating Rate Notes due 2011 for the first nine months of fiscal year 2011 was due to a combination of lower debt balances and lower interest rates.  As a result of the Restructuring, the average aggregate outstanding principal balance of Floating Rate Notes due 2011 decreased to approximately $6.4 million for the first nine months of fiscal year 2011 from $78.0 million for the same period in the prior fiscal year.  The weighted-average interest rate was 8.10% and 8.39% for the nine months ended March 31, 2011 and 2010, respectively.

Interest and Fees Related to Commodity Supply and Hedging Facilities

During the nine months ended March 31, 2010, we incurred significant fees related to extension and winding down of our supply and hedging facilities that existed prior to the Restructuring.  Excluding these incremental fees, the fees associated with our supply and hedging activities are generally lower under the Commodity Supply Facility than those incurred under our former supply and hedging facilities.

Amortization of Deferred Debt Issuance Costs and Discount on Issuance of Long-Term Debt

Amortization of deferred debt issuance costs and original issue discount for the fiscal year 2010 included the following activity, which did not re-occur during fiscal year 2011:

•                  In connection with the Restructuring, approximately $158.8 million aggregate principal amount of Floating Rate Notes due 2011 was exchanged for cash, Fixed Rate Notes due 2014 and Class A Common Stock.   As a result, we recorded incremental interest expense of $3.1 million during the first quarter of fiscal year 2010, which represents accelerated amortization equivalent to a pro rata portion of the original issue discount and deferred debt issuance costs associated with the Floating Rate Notes due 2011 that were exchanged in connection with the Restructuring.

•                  During fiscal year 2009 and the first three months of fiscal year 2010, we negotiated several amendments to our former supply and hedging facilities.  Approximately $9.1 million of total fees associated with these amendments were deferred during fiscal year 2009 and the first three months of fiscal year 2010, which were amortized through the September 21, 2009 maturity date of our former supply and hedging facilities.  Incremental interest expense associated with amortization of these costs was approximately $1.6 million for the first quarter of fiscal year 2010.

In connection with the Restructuring, we deferred approximately $16.0 million of costs related to the Commodity Supply Facility and the Fixed Rate Notes due 2014, including cash expenditures of approximately $7.0 million and the aggregate $9.0 million fair value of Class B Common Stock issued to RBS Sempra in a non-cash transaction as a condition of its entry into the ISDA Master Agreements.  We also recorded $17.8 million of original issue discount related to the Fixed Rate Notes dated 2014.  Amortization of deferred costs and original issue discount related to these facilities resulted in approximately $2.1 million of interest expense during the three months ended March 31, 2011 and 2010 and $6.4 million and $4.4 million of interest expense during the nine months ended March 31, 2011 and 2010, respectively.

Income Taxes

Our effective income tax rate was an expense of 36.4% and 40.4% for the three months ended March 31, 2011 and 2010, respectively.  Our effective income tax rate was an expense of 31.6% and 41.3% for the nine months ended March 31, 2011 and 2010, respectively.

The effective income tax rate for the three and nine months ended March 31, 2011 included adjustments necessary to conform our tax provision to our tax return filed for the fiscal year ended June 30, 2010.  These adjustments resulted in a net tax benefit of $1.4 million that reduced the effective tax rate for the nine months ended March 31, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Our policy is to establish a valuation allowance if it is “more likely than not” that the related tax benefits will not be realized.  As of March 31, 2011 and June 30, 2010, we determined based on available evidence, including historical financial results for the last three years, that it is “more likely than not” that a portion of these items may not be recoverable in the future.  Accordingly, our valuation allowances of $23.3 million and $28.1 million at March 31, 2011 and June 30, 2010, respectively, related to potential non-recovery of deferred tax assets. The change during the period related to the provision to return adjustments for prior years.

During the quarter ended December 31, 2010, we recorded an unrecognized tax benefit of approximately $3.8 million, which is included in other long-term liabilities on the consolidated balance sheet at March 31, 2011.  This liability relates to the timing of expense recognition and does not impact the effective tax rate.

Liquidity and Capital Resources

On May 12, 2011, we entered into the Merger and Termination Agreements which will have a significant impact on the liquidity and financing structure for our organization.  Refer to Note 2.

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

As a result of the Restructuring completed in September 2009, we significantly decreased our outstanding debt obligations and debt service requirements for subsequent periods.  In addition, our supply and hedging facilities that existed prior to the Restructuring were replaced by the Commodity Supply Facility, which provides us with a stable source of liquidity through August 2012 from an entity that is an investment grade counterparty.  Overall, the transactions consummated in the Restructuring improved our liquidity position, improved our financial and operational flexibility and allowed us to compete more effectively within the markets that we serve.

Under the Commodity Supply Facility, we have $79.6 million of liquidity available to us as of March 31, 2011, of which $45.0 million represents the maximum credit available for cash advances and $34.6 million represents excess liquidity that can be used for additional letters of credit, commodity purchases and other operating purposes.  In conjunction with cash that we expect to be able to generate from operations, we believe that the Commodity Supply Facility provides an adequate source of liquidity to meet our operating needs and debt service obligations for the foreseeable future, including the expected repayment of the Floating Rate Notes due in August 2011.

Cash Flow

Our cash flows are summarized in the following table.

	Nine Months Ended March 31,		2011 versus 2010 Increase (Decrease)
	2011	2010	Amount	%
	($ in thousands)

Net cash provided by operating activities	$2,107	$31,636	$(29,529)	(93)
Net cash used in investing activities	(4,029)	(849)	(3,180)	(375)
Net cash used in financing activities	(1,232)	(51,200)	49,968	98
Net decrease in cash and cash equivalents	$(3,154)	$(20,413)	$17,259	85

For the nine months ended March 31, 2010, cash provided from operations included the release of $75.0 million of restricted cash upon maturity of our former supply and hedging facilities in September 2009, which was offset by a $9.0 million transfer of cash and cash equivalents to an escrow account (the “Fixed Rate Notes Escrow Account”).  Excluding these Restructuring-related transactions, cash provided by (used in) operating activities increased from $34.4 million used in operations during the nine months ended March 31, 2010 to $2.1 million provided by operations during the nine months ended March 31, 2011.  This increase in cash provided by operating activities was primarily due to the net result of cash receipts, commodity purchases and other activity associated with the Commodity Supply Facility, which are reported by the Company as net accounts receivable from, or accounts payable to, RBS Sempra.

Net cash used in investing activities primarily includes fixed asset additions for the nine months ended March 31, 2011 and 2010.  Net cash used in financing activities during the nine months ended March 31, 2010 represents the net impact of various Restructuring-related transactions, primarily repayment of debt balances and incurrence of debt and stock issuance costs.

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

RBS Sempra has indicated its intent to complete an orderly sale of its assets including, but not limited to, the entity that provides our Commodity Supply Facility.  We have received assurances from RBS Sempra that it will continue to fulfill its obligations under the Commodity Supply Facility.

As disclosed in Note 2, we have entered into the Termination Agreement, pursuant to which we have agreed, subject to the closing of the Merger, to pay just over $16.0 million in exchange for RBS Sempra’s Class B Common Stock, Class C Common Stock and unvested RSUs in the Company as well as any early termination obligation under the Commodity Supply Facility with RBS Sempra.  The termination obligation portion of the settlement is estimated to be approximately $4.0 million based on the minimum volume commitments under the ISDA Master Agreements.

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

As of March 31, 2011, we had a Collateral Coverage Ratio of approximately 3.1:1.00.  The calculation of the Collateral Coverage Ratio as of March 31, 2011 reflected available liquidity under the Commodity Supply Facility of approximately $79.6 million, of which $45.0 million represents the maximum credit available for cash advances and $34.6 million represents excess liquidity that can be used for additional letters of credit, commodity purchases and other operating purposes.  As of March 31, 2011, we had no outstanding cash advances and had $27.8 million of letters of credit outstanding under the Commodity Supply Facility.

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

Other key provisions of the ISDA Master Agreements are described in the consolidated financial statements included in our 2010 Form 10-K.  As of March 31, 2011, we were in compliance with all provisions of the ISDA Master Agreements.

In connection with the Commodity Supply Facility, certain banking relationships that previously belonged to us are now under RBS Sempra’s name and control.  RBS Sempra releases cash to us as required to meet our ongoing operating cash requirements.  As of March 31, 2011, RBS Sempra holds $64.9 million of cash, which will be available to us for working capital needs during future months, and which is included as a component of accounts receivable from RBS Sempra, net on the consolidated balance sheet at March 31, 2011.

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

In connection with the Merger, we agreed to redeem any and all outstanding Fixed Rate Notes due 2014 at a redemption price of 106.625% plus accrued interest through August 1, 2011 (the earliest redemption date and stated redemption percentage per the bond agreement).  If we successfully close the Merger, the full amount of redemption cost of the Fixed Rate Notes due 2014 and accrued interest will be set aside with the trustee in satisfaction of the bonds.  Refer to Note 2.

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

The weighted-average interest rate for the Floating Rate Notes due 2011 was 8.03% and 8.07% for the three months ended March 31, 2011 and 2010, respectively.  We have entered into interest rate swap agreements to hedge the floating rate interest expense on the Floating Rate Notes due 2011.  Refer to Item 3 of this Quarterly Report for additional commentary regarding our management of interest rate risk and the interest rate swaps.

In connection with the Merger, we agreed to pay in full all amounts owed on outstanding Floating Rate Notes due 2011.  In the event we are not able to successfully close the Merger, we will pay the full amounts owed on the outstanding Floating Rate Notes due 2011 out of current funds at the August 1, 2011 due date.  Refer to Note 2.

Contractual Obligations

Under the Commodity Supply Facility, we are obligated to purchase a minimum of 130,000,000 MMBtus of natural gas from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 39,000,000 MMBtus during the first contract year; (2) 44,000,000 MMBtus during the second contract year; and (3) 47,000,000 MMBtus during the third contract year.  In addition, we are obligated to purchase a minimum of 1,850,000 MWhrs of electricity from RBS Sempra, for physical delivery in accordance with the following schedule:  (1) 500,000 MWhrs during the first contract year; (2) 650,000 MWhrs during the second contract year; and (3) 700,000 MWhrs during the third contract year.  The estimated total value of these purchases will depend upon the market price of the applicable commodity at the time of purchase.  We will be obligated to pay a volumetric fee for any unused balance of the minimum volume purchase requirement for any contract year, or if the agreement is terminated prior to the end of the contract.  During the nine months ended March 31, 2011, our average price paid for natural gas ranged from a high of approximately $5.41 per MMBtu in January 2011 to a low of approximately $3.65 per MMBtu in November 2010, and our average price paid for electricity ranged from a high of approximately $88.70 per MWhr in July 2010 to a low of approximately $60.00 per MWhr in November 2010.

During the first contract year of the Commodity Supply Facility, our actual purchases of commodity from RBS Sempra exceeded the minimum purchase obligations for natural gas and electricity.  Under the terms of the ISDA Master Agreements, such excess of actual purchases over the minimum purchase obligations are deducted from the minimum purchases requirement for the second contract year of the Commodity Supply Facility.  As of March 31, 2011, the commodity to be purchased for delivery to our customers during the second contract year of the Commodity Supply Facility is expected to exceed the minimum purchase obligation for natural gas and electricity for that year.

In September 2010, we entered into an amendment to an expiring operating lease agreement for our Maryland office, which extended the term of the lease to September 2016.  As of March 31, 2011, future annual minimum lease payments associated with the extended lease are expected to be less than $0.1 million for the remainder of fiscal year 2011, $0.2 million for fiscal years 2012 through 2014 and $0.6 million thereafter.

Off-Balance Sheet Arrangements

As of March 31, 2011 and June 30, 2010, we did not have any off-balance sheet arrangements.

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

The natural gas swap instruments are generally settled with respect to each delivery month against the final settlement price determined on the last trading day of the Henry Hub futures contract listed for such month on the NYMEX.  In the case of electricity swap instruments, settlement is based on ISO settlement prices during the month.  Natural gas basis swaps are typically settled against the first of the month published index prices at various trading points that relate to locations where we have customer obligations.  Basis swaps are priced based on the NYMEX settlement price on the last trading day of the futures contract delivery month plus or minus an agreed-upon premium or discount.   All of the natural gas and electricity swaps have been executed “over-the-counter” on a bilateral basis under the Commodity Supply Facility.  We also enter into financial swaps with other counterparties in order to meet electricity requirements. These are settled based on the index price for the appropriate ISO.  We only execute financial swaps with entities with investment grade credit ratings.  As of March 31, 2011, we have the ability to enter into new derivative transactions through August 2012 under the Commodity Supply Facility, and the terms of such transactions may extend through October 2013.

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

We utilize an internally developed modified variance/co-variance value-at-risk “VAR” model to estimate potential loss in the fair value of our natural gas portfolio.  For our VAR model, we utilize the higher of 10-day and 30-day NYMEX volatility on a 2 standard deviation basis (95.45% confidence level).

The potential losses in the fixed price natural gas portfolio using our actual net open position at the end of each month during the three months and nine months ended March 31, 2011 and 2010 are summarized in the following table.  The table reflects higher potential losses in the fair value of our natural gas portfolio using this VAR model for the three months ended March 31, 2011 due to higher commodity price volatility during that period, as compared with the same period in fiscal year 2010.

	Three Months ended March 31,		Nine Months ended March 31,
Potential loss during the period:	2011	2010	2011	2010
	($ in thousands)

Average	$32	$13	$17	$31
Maximum	46	28	46	63
Minimum	25	4	3	4

There have been no material changes in our methodology or policies regarding commodity price risk management during the nine months ended March 31, 2011.

Weather Risk Management Activities

We are exposed to weather-related risk during our peak seasonal operating periods for natural gas and electricity.  Unusually warm temperatures during the winter months or unusually cool temperatures during the summer months can have a negative impact on our results of operations.  We may enter into an HDD derivative agreement to mitigate the risk that actual temperatures experienced in our largest natural gas market during the winter months may be warmer than normally experienced in that market based on historical weather data.  These contracts usually settle at an agreed-upon dollar amount for every actual HDD that exceeds an agreed-upon strike amount (resulting in a loss to us) or for every actual HDD less than the agreed-upon strike amount (resulting in a gain for us).  We usually do not pay any premium or other up-front fee in connection with weather derivative contracts.

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

We also are exposed to credit risk in our sales activities.  In markets where LDCs do not guarantee customer accounts receivable, we are exposed to the credit risk of our customers.  In certain of our markets where LDCs guarantee customer accounts receivable, we are exposed to the credit risk of the LDC rather than that of our customers.  The percentages of our sales in guaranteed and non-guaranteed markets are summarized in the following table.

	Three Months ended March 31,		Nine Months ended March 31,
Percentage of total sales of natural gas and electricity:	2011	2010	2011	2010

In markets where LDCs guarantee customer accounts receivable	67%	51%	64%	47%
In markets where LDCs do not guarantee customer accounts receivable	33%	49%	36%	53%

(1)   For fiscal year 2011, higher percentage of revenue in guaranteed markets primarily reflects incremental revenues related to the SSO Program, and revenue in new electricity markets where customer accounts receivable are guaranteed by the LDC.

In cases where the LDC guarantees customer accounts receivable, we monitor the credit ratings of LDCs and the parent companies of LDCs that guarantee our customer accounts receivable. As of March 31, 2011, all of our customer accounts receivable in guaranteed markets was with LDCs with investment grade credit ratings. We also periodically review payment history and financial information for LDCs to ensure that we identify and respond to any deteriorating trends.

The allowance for doubtful accounts represents our estimate of potential credit losses associated with customer accounts receivable in markets where such receivables are not guaranteed by LDCs. We assess the adequacy of our allowance for doubtful accounts through review of the aging of customer accounts receivable and our assessment of the general economic conditions in the markets that we serve. Based upon our review as of March 31, 2011, we believe that the allowance for doubtful accounts is adequate to cover potential credit losses related to customer accounts receivable. An analysis of our allowance for doubtful accounts is provided in the following table.

	Three Months ended March 31,		Nine Months ended March 31,
	2011	2010	2011	2010
	(in thousands)
Allowance for doubtful accounts activity:
Balance at beginning of period	$4,860	$5,128	$5,074	$7,344
Add: Provision for doubtful accounts	1,590	1,565	4,791	4,661
Less: Net charge offs of customer accounts receivable	(1,582)	(1,213)	(4,997)	(6,525)
Balance at end of period	$4,868	$5,480	$4,868	$5,480

Credit quality statistics:
Allowance for doubtful accounts as a percentage of total customer accounts receivable in non-guaranteed markets at end of period	12.99%	9.81%	12.99%	9.81%
Provision for doubtful accounts as a percentage of sales of natural gas and electricity in non-guaranteed markets during the period	1.97%	1.37%	2.52%	1.92%

The allowance for doubtful accounts as a percentage of total customer accounts receivable in non-guaranteed markets fluctuates significantly during our fiscal year depending on seasonal sales activity.  The percentage is generally lower at December 31 and March 31, when our total customer accounts receivable is high and aged accounts receivable are a relatively small percentage of the total.  The percentage is generally higher at June 30 and September 30, when our total customer accounts receivable is low and aged accounts receivable are a relatively larger percentage of the total.

There have been no material changes in our methodology or policies regarding credit risk management during the nine months ended March 31, 2011.

Interest Rate Risk

We are exposed to risk from fluctuations in interest rates under the Commodity Supply Facility and the Floating Rate Notes.  We manage our exposure to interest rate fluctuations by utilizing fixed-for-floating interest rate swaps to effectively convert the interest rate exposure from a variable rate to a fixed rate of interest.  The fixed-for-floating swap effectively fixes the six-month LIBOR rate at 5.72% per annum.

We have not designated interest rate swaps as hedges and, accordingly, changes in the market value of the interest rate swaps are charged directly to interest expense.  As of March 31, 2011, the total unrealized loss from risk management activities on the consolidated balance sheets related to interest rate swaps was approximately $2.1 million.  As of March 31, 2011, we were required to post $2.1 million of cash as collateral for our mark-to-market exposure related to the outstanding interest rate swap agreement.

Under the Commodity Supply Facility, we are subject to variable interest rates in connection with cash borrowings and credit support, primarily in the form of letters of credit, provided by RBS Sempra.  As of March 31, 2011, approximately $27.8 million of letters of credit were outstanding under the Commodity Supply Facility, in addition to the $6.4 million aggregate principal of Floating Rate Notes.

Based on the net exposure as of March 31, 2011 resulting from the interest rate swap, the letters of credit outstanding under the Commodity Supply Facility and the outstanding balance of Floating Rate Notes due 2011 on the consolidated balance sheets as of March 31, 2011, the impact of a 1% change in interest rates on interest expense for a 12-month period is estimated to be approximately $0.5 million.

There have been no material changes in our methodology or policies regarding credit risk management during the nine months ended March 31, 2011.

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

An evaluation was conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2011.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, as of March 31, 2011, due to the material weakness in our internal control over financial reporting described below.

In our 2010 Form 10-K, we reported our conclusion that certain prior year deficiencies continued to constitute a material weakness in our internal control over financial reporting.  As of June 30, 2010, we instituted enhanced processes and controls to remediate the outstanding deficiencies, which included controls designed to prevent errors from occurring as well as controls designed to detect errors that do occur.  However, the effectiveness of such new controls was not yet adequately tested for all of our markets as of June 30, 2010.   As of March 31, 2011, we have completed our testing of these controls and reached the conclusion that such controls are effective as designed for all our markets.  However, due to the significant manual effort required to execute such controls, we are currently unable to satisfactorily execute them for all of our markets within an acceptable timeframe.  During the quarter ended March 31, 2011, we amended our remediation plan to include new controls that are more preventative and, where possible, automated in nature.  As of March 31, 2011 and the filing date of this Quarterly Report, we remain in the planning and development stage for the creation and testing of new preventative controls and for automation of certain existing manual controls.

Therefore, we have concluded that the material weakness in the design and operation of our internal controls over financial reporting still exists as of March 31, 2011 such that there was a reasonable possibility that a material misstatement of our interim or annual financial statements would not have been prevented or detected on a timely basis.  There were no changes in internal controls during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

RBS Sempra intends to sell the entity that provides our Commodity Supply Facility, which could impact our ability to obtain commodity supply, credit and hedging instruments needed for our operations.

RBS Sempra has indicated its intent to complete an orderly sale of its assets including, but not limited to, the entity that provides our Commodity Supply Facility.  Although we have received assurances from RBS Sempra that it will continue to fulfill its obligations under the Commodity Supply Facility, we are actively exploring alternatives for potential new supply, credit and hedging counterparties.  If RBS Sempra or any potential new Commodity Supply Facility owner is unable to meet its commodity supply, credit and hedging obligations under the Commodity Supply Facility, our operating results and liquidity position would be adversely affected.  Additionally, in the event RBS Sempra or any potential new Commodity Supply Facility owner did not meet its obligations under the Commodity Supply Facility, we cannot ensure that we could procure satisfactory alternative arrangements to meet our needs or that could be obtained on terms satisfactory to us.

In addition, on May 12, 2011, we and certain of our subsidiaries along with Constellation entered into the Termination Agreement with RBS Sempra pursuant to which we agreed, subject to the closing of the Merger, to pay just over $16.0 million in exchange for RBS Sempra’s Class B Common Stock, Class C Common Stock and unvested RSUs in us as well as any early termination obligation under the Commodity Supply Facility with RBS Sempra. The termination obligation portion of the settlement is estimated to be approximately $4.0 million based on the minimum volume commitments under the ISDA Master Agreements.

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

MXENERGY HOLDINGS INC.
(Registrant)

Date: May 20, 2011	/s/ Jeffrey A. Mayer
Jeffrey A Mayer
President and Chief Executive Officer
(Principal executive officer)

Date: May 20, 2011	/s/ Chaitu Parikh
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